Form 10-Q
period 2016-09-30
e.l.f. Beauty, Inc.
filed 2016-11-14
CIK 1600033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37873

e.l.f. Beauty, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4464131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 10th Street Oakland, CA 94607 (510) 778-7787 (Address of registrant’s principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non- accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2016 was 45,257,137 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share and per share data)

	December 31, 2015	September 30, 2016
Assets
Current assets:
Cash	$14,004	$21,084
Accounts receivable, net	22,475	33,931
Inventories	31,261	41,308
Prepaid expenses and other current assets	2,978	10,065
Total current assets	70,718	106,388
Property and equipment, net	9,854	15,019
Intangible assets, net	121,282	115,074
Goodwill	157,264	157,264
Deferred tax assets	262	14
Other assets	1,692	1,699
Total assets	$361,072	$395,458

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$10,325	$4,619
Accounts payable	11,114	21,493
Accrued expenses and other current liabilities	13,713	32,822
Foreign currency forward contracts	10,702	2,369
Total current liabilities	45,854	61,303
Long-term debt and capital lease obligations	134,594	156,831
Deferred tax liabilities	42,126	42,072
Other long-term liabilities	1,601	2,498
Total liabilities	224,175	262,704

Commitments and contingencies (Note 7)

Convertible preferred stock, par value of $0.01 per share; 200,000 shares authorized and 135,041 shares issued and outstanding as of December 31, 2015; liquidation preference of $197,295 as of December 31, 2015; no shares authorized, issued or outstanding as of September 30, 2016	197,295	—

Stockholders' equity (deficit):
Preferred stock, par value of $0.01 per share; no shares authorized, issued or outstanding as of December 31, 2015; 30,000,000 shares authorized as of September 30, 2016; no shares issued and outstanding as of September 30, 2016	—	—
Common stock, par value of $0.01 per share; 13,800,000 and 250,000,000 shares authorized as of December 31, 2015 and September 30, 2016, respectively; 34,493 and 45,255,757 shares issued and outstanding as of December 31, 2015 and September 30, 2016, respectively	—	437
Additional paid-in capital	6,785	699,364
Employee loan receivable	—	—
Accumulated deficit	(67,183)	(567,047)
Total stockholders' equity (deficit)	(60,398)	132,754
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$361,072	$395,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated statements of operations

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Net sales	$50,783	$56,312	$125,977	$153,132
Cost of sales	24,781	23,834	60,677	66,217
Gross profit	26,002	32,478	65,300	86,915
Selling, general, and administrative expenses	19,498	31,002	50,666	78,807
Operating income	6,504	1,476	14,634	8,108
Other income (expense), net	(4,172)	288	(917)	2,253
Interest expense, net	(3,194)	(5,192)	(9,475)	(11,588)
Income (loss) before provision for income taxes	(862)	(3,428)	4,242	(1,227)
Income tax benefit (provision)	114	1,051	(2,312)	(61)
Net income (loss)	$(748)	$(2,377)	$1,930	$(1,288)
Comprehensive income	$(748)	$(2,377)	$1,930	$(1,288)
Net loss per share - basic (Note 9):	$(154.42)	$(73.13)	$(276.81)	$(234.34)
Net loss per share - diluted (Note 9):	$(154.42)	$(73.13)	$(276.81)	$(234.34)
Weighted average number of shares outstanding - basic (Note 9):	30,443	5,109,016	28,553	2,151,324
Weighted average number of shares outstanding - diluted (Note 9):	30,443	5,109,016	28,553	2,151,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated statements of preferred stock and stockholders’ equity

(unaudited)

(in thousands, except share data)

							Retained
					Employee	Additional	earnings	Total
	Convertible preferred stock		Common stock		note	paid-in	(accumulated	stockholders'
	Shares	Amount	Shares	Amount	receivable	capital	deficit)	deficit
Balance as of December 31, 2015	135,041	197,295	34,493	–	—	6,785	(67,183)	(60,398)
Net income (loss)	—	—	—	–	—	—	(1,288)	(1,288)
Stock-based compensation	—	—	—	–	—	5,589	—	5,589
Dividend paid	—	—	—	–	—	(9,801)	(62,259)	(72,060)
Issuance of employee note receivable	—	—	—	–	(11,932)	—	—	(11,932)
Accrued interest on employee note receivable	—	—	—	–	(39)	39	—	–
Repayment of employee note receivable	—	—	—	–	11,971	—	—	11,971
Convertible preferred stock accretion	—	436,317	—	–	—	—	(436,317)	(436,317)
Conversion of preferred stock	(135,041)	(633,612)	37,271,375	372	—	633,240	—	633,612
Issuance of common stock upon initial public offering	—	—	4,000,000	40	—	63,200	—	63,240
Vesting of early exercised stock options	—	—	2,169,003	22	—	7,837	—	7,859
Exercise of stock options	—	—	258,060	3	—	791	—	794
Write-off of deferred offering costs	—	—	—	–	—	(8,316)	—	(8,316)
Balance as of September 30, 2016	-	$–	43,732,931	$437	$–	$699,364	$(567,047)	132,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$1,930	$(1,288)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	6,177	6,209
Depreciation of property and equipment	1,215	3,369
Stock-based compensation expense	356	5,589
Amortization of debt issuance costs and discount on debt	802	1,504
Deferred income taxes	(2,836)	193
Debt prepayment penalty	—	400
Loss on disposal of fixed assets	—	235
Compensation expense paid to seller	489	—
Loss/(gain) on foreign currency forward contracts	1,336	(8,333)
Other, net	23	(93)
Changes in operating assets and liabilities:
Accounts receivable	7,247	(11,503)
Inventories	(19,714)	(9,907)
Prepaid expenses and other assets	(2,212)	(8,315)
Accounts payable and accrued expenses	8,797	23,592
Other liabilities	482	897
Due to related parties	(731)	-
Net cash provided by operating activities	3,361	2,549

Cash flows from investing activities:
Purchase of property and equipment	(7,812)	(5,553)
Proceeds from sale of property and equipment	—	84
Acquisition of intangible assets	(100)	-
Net cash used in investing activities	(7,912)	(5,469)

Cash flows from financing activities:
Proceeds from revolving line of credit	25,400	5,500
Repayment of revolving line of credit	(22,250)	(13,200)
Deferred offering costs paid	—	(5,574)
Proceeds from long term debt	—	62,294
Repayment of long term debt	(1,969)	(42,369)
Cash received from issuance of common stock	25	64,034
Proceeds from repayment of employee note receivable	—	7,912
Dividend paid	—	(68,000)
Debt prepayment penalty	—	(400)
Other, net	—	(197)
Net cash provided by financing activities	1,206	10,000

Net increase / (decrease) in cash	(3,345)	7,080
Cash - beginning of period	4,668	14,004
Cash - end of period	$1,323	$21,084

Supplemental disclosure of cash flow information:
Cash paid for interest	8,552	9,953
Cash paid for income taxes	5,002	7,506

Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred stock to maximum redemption value	9,834	436,317
Deferred offering costs included in accounts payable and accrued expenses	—	2,350
Property and equipment acquired under capital leases	—	3,000
Property and equipment purchases included in accounts payable and accrued expenses	111	300
Vesting of shares related to early exercise of common stock options	—	7,859
Note receivable issued to finance early exercise of common stock	—	(11,971)
Net repayment of note receivable with dividend proceeds	—	4,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Note 1 ̶ Nature of operations

e.l.f. Beauty, Inc. and subsidiaries (the “Company,” “we,” “us,” “its” and “our”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. In April 2016, the Company changed its name to e.l.f. Beauty, Inc. The Company and its subsidiaries conduct business under the name e.l.f. Cosmetics, and offer high-quality, prestige-inspired products for eyes, lips and face to consumers through its retail customers, e.l.f. stores and e-commerce channels.

On September 19, 2016, the Company amended and restated its certificate of incorporation to effect a 2.76:1 forward stock split of the Company’s common stock, increase the number of shares of common stock authorized for issuance to 250.0 million, provide for conversion of preferred stock into common stock prior to an initial public offering and at a ratio that has been adjusted to reflect the effects of the stock split and to address a variety of other corporate governance matters. There was no change in the par value of the Company’s common stock. All common shares, stock options and per share information presented in the financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented.

Recapitalization

In conjunction with the Company’s acquisition of e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) (together with its subsidiaries, the “Predecessor”) on January 31, 2014, the Company entered into a five-year, senior secured credit agreement (as amended, the “Senior Secured Credit Facility”) with a syndicate consisting of several large financial institutions. The Senior Secured Credit Facility originally consisted of a $20.0 million revolving line of credit (the “Revolving Credit Facility”) and a $105.0 million term loan facility (the “Term Loan Facility”). In conjunction with the Company’s entry into the Senior Secured Credit Facility, and as amended in conjunction with the special dividend declared on June 7, 2016 as described below, the Company entered into a second lien credit agreement (as amended, the “Second Lien Credit Facility”) that provided a $40.0 million second lien term loan (the “Second Lien Term Loan”).

On June 7, 2016, the Company incurred an incremental $64.0 million in term loan borrowings under the Senior Secured Credit Facility to fund, in part, the payment of a $72.0 million special dividend to stockholders, and increased the total availability under the Revolving Credit Facility to $25.0 million. In connection with the incremental borrowings, certain covenants were amended to reflect the increased leverage. All common stockholders, including individuals that received shares of restricted common stock in connection with the early exercise of certain unvested stock options, received a dividend of $1.79 per share. The $4.1 million dividend paid to restricted common stockholders was immediately used to pay down outstanding notes receivable from such common stockholders pursuant to the underlying recourse note agreements. Accordingly, the net cash outflow related to the dividend was $68.0 million.

Finally, in connection with the special dividend, the Company modified all stock options outstanding and reduced the exercise price by $1.79 per share in order to protect the option holders from dilution that would have otherwise resulted from the dividend recapitalization transaction. This constituted a modification in accordance with Accounting Standards Codification ("ASC") 718, Compensation-stock compensation. The incremental compensation expense related to the modification was approximately $2.7 million and is being recognized over the original requisite service period for each modified option.

Initial public offering

On September 27, 2016, the Company completed the initial public offering of 9,583,333 shares of its common stock, including the underwriters’ overallotment option, at an initial offering price of $17.00 per share, for aggregate gross proceeds of $162.9 million. Existing stockholders of the Company sold 5,583,333 shares of common stock in the initial public offering. The Company received net proceeds of $54.9 million, after deducting underwriting discounts and commissions and other offering expenses, including offering expenses paid prior to the initial public offering. As part of the initial public offering, the outstanding shares of convertible preferred stock were converted into an aggregate of 37,271,375 shares of common stock.

The shares offered and sold in the initial public offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on September 21, 2016. The common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol "ELF."

Note 2 ̶ Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2016, and its results of operations for the three and nine months ended September 30, 2016, and cash flows for the nine months ended September 30, 2016. The condensed consolidated balance sheet at December 31, 2015, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and related notes included in the Company’s prospectus filed with the SEC on September 22, 2016 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, the Company manages its business on the basis of one operating segment and one reportable segment.

Significant accounting policies

The Company made no significant changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Prospectus. The Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited consolidated financial statements included in the Prospectus.

Recent accounting pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company’s financial statements:

Standard	Description	Date of expected adoption/adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

		January 1, 2018	The Company is currently evaluating the alternative methods of adoption and the effect on its financial statements and related disclosures.
ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date	In August 2015, the FASB issued ASU 2015-14, which deferred the effective date from annual periods beginning on or after December 15, 2016 to annual periods beginning on or after December 15, 2017.

ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

In March, April and May 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12. These standards provide supplemental adoption guidance and clarification to ASU 2014-09, and must be adopted concurrently with the adoption of ASU 2014-09.

Standard	Description	Date of expected adoption/adoption	Effect on the financial statements or other significant matters
ASU 2016-02, Leases (Topic 842)

The standard will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard.

It requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application.

		January 1, 2019	The Company is currently evaluating the effect of the standard on its financial statements and related disclosures.
Standards that were adopted

ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

The standard will require that a performance target in a share-based payment award that affects vesting and that can be achieved after the requisite service period is completed to be accounted for as a performance condition. Compensation cost would be recognized in the period in which it becomes probable that the performance target will be achieved, and the amount of compensation cost recognized should be based on the portion of the service period fulfilled. The standard may be adopted either prospectively or retrospectively as of the effective date.

January 1, 2016

The Company prospectively adopted this standard in the first quarter of 2016. The standard had no effect on the Company’s consolidated financial statements, as its historical practice complies with the new requirements.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

The standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

January 1, 2016

The Company early adopted this standard in the first quarter of 2016. The amendments were applied on a modified retrospective basis, except for amendments requiring recognition of excess tax benefits and deficiencies in the income statement, which was applied prospectively. The standard did not have a material effect on the Company’s consolidated financial statements.

ASU 2016-15, Classification of certain cash receipts and cash payments	The standard provides specific guidance intended to reduce diversity in practice around eight cash flow statement classification issues.	July 1, 2016

The Company early adopted this standard in the third quarter of 2016. The amendments were applied on a retrospective basis. The standard did not have any effect on the Company’s consolidated financial statements.

Note 3 ̶ Derivative instruments

The Company generally uses forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on contracts with its suppliers in China for future purchases of inventories denominated in Chinese renminbi (“RMB”). The Company generally does not hedge the net assets of its international subsidiaries. All forward contracts are recorded at fair value on the consolidated balance sheet at the end of each reporting period. The Company does not enter into derivative instruments for non-risk management purposes.

Realized and unrealized gains (losses) from forward contracts are recognized in other income (expense) in the condensed consolidated statements of operations and were ($5.1 million) and ($2.6 million) in the three and nine months ended September 30, 2015, respectively, and $0.2 million and $1.5 million in the three and nine months ended September 30, 2016, respectively.

The table below details outstanding foreign currency forward contracts where the notional value is determined using contract exchange rates (in thousands):

	December 31, 2015		September 30, 2016
	Notional value	Fair value	Notional value	Fair value
Foreign currency contracts	148,978	(10,702)	33,500	(2,369)

The Company's derivative transactions are governed by ISDA Master Agreements, which include provisions governing the setoff of assets and liabilities between the parties. When the Company has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment, or booking office. The Company’s policy is to present its derivative assets and derivative liabilities on the consolidated balance sheets on a net basis. As of December 31, 2015 and September 30, 2016, all of the Company's derivative instruments were in a net liability position.

Note 4 ̶ Fair value measurements

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on management’s assumptions)

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Fair value of the Company’s foreign currency forward contracts is based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. The gross carrying amounts of the Company’s long-term debt, before reduction of the debt issuance costs, and capital lease obligations approximate their fair values as the stated rates approximate market rates for loans with similar terms.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy at December 31, 2015 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Foreign currency forward contracts	$10,702	$—	$10,702	$—
Long-term debt, including current portion (1)	148,106	—	148,106	—
Total financial liabilities	$158,808	$—	$158,808	$—

(1) Of this amount, $10,325 is classified as current.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy at September 30, 2016 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Foreign currency forward contracts	$2,369	$—	$2,369	$—
Long-term debt, including current portion (1)	163,385	—	163,385	—
Total financial liabilities	$165,754	$—	$165,754	$—

(1) Of this amount, $4,619 is classified as current.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 2 for any of the periods presented.

Note 5 ̶ Goodwill and intangible assets

Information regarding the Company’s goodwill and intangible assets as of December 31, 2015, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(13,187)	$55,613
Customer relationships – e-commerce	3 years	3,900	(2,436)	1,464
Favorable leases, net	Varies	580	(175)	405
Total finite-lived intangibles		73,280	(15,798)	57,482
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(15,798)	$278,546

Information regarding the Company’s goodwill and intangible assets as of September 30, 2016, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(18,347)	$50,453
Customer relationships – e-commerce	3 years	3,900	(3,411)	489
Favorable leases, net	Varies	580	(248)	332
Total finite-lived intangibles		73,280	(22,006)	51,274
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(22,006)	$272,338

Amortization expense related to intangible assets was $2.1 million and $6.2 million in the three and nine months ended September 30, 2015, respectively, and $2.1 million and $6.2 million in the three and nine months ended September 30, 2016, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization.

Future amortization expense for intangible assets as of September 30, 2016 is as follows (in thousands):

Remainder of 2016	$2,071
2017	7,121
2018	7,007
2019	6,982
2020	6,880
Thereafter	21,213
Total	$51,274

No impairments of goodwill or intangible assets were recorded in the nine months ended September 30, 2015 and 2016.

Note 6 ̶ Debt

The Company’s outstanding debt as of December 31, 2015 and September 30, 2016 consisted of the following (in thousands):

	December 31, 2015	September 30, 2016
Debt:
Revolving credit facility (1)	$7,700	$-
Term loan (1)	100,406	160,530
Second lien term loan (2)	40,000	-
Capital lease obligations (3)	—	2,855
Total debt	148,106	163,385
Less: debt issuance costs	(3,187)	(1,935)
Total debt, net of issuance costs	144,919	161,450
Less: current portion	(10,325)	(4,619)
Long-term portion of debt	$134,594	$156,831

(1) See Note 8, “Debt,” to the Consolidated Financial Statements included in the Prospectus for details regarding the Senior Secured Credit Facility. On June 7, 2016, the Company incurred an incremental $64.0 million in term loan borrowings under the Senior Secured Credit Facility to fund, in part, the payment of a $72.0 million special dividend to stockholders, and increased the total availability under the Revolving Credit Facility to $25.0 million.  In connection with the incremental borrowings, certain covenants were amended to reflect the increased leverage.  As of September 30, 2016, the Senior Secured Credit Facility consisted of (i) a $169.0 million term loan due January 31, 2019 and (ii) a $25.0 million Revolving Credit Facility, which had amounts available for draw until the maturity date on January 31, 2019 and for which the unused balance as of September 30, 2016 was $24.5 million.

(2) See Note 8, “Debt,” to the Consolidated Financial Statements included in the Prospectus for details regarding the Company’s $40.0 million Second Lien Term Loan.

(3) In connection with the transition of a warehouse and distribution center from New Jersey to California, the Company entered into certain capital leases during the nine months ended September 30, 2016. The capital leases are primarily related to equipment and fixtures required to prepare the new facility for use.

Extinguishment of Second Lien Term Loan

In September 2016, the Company used a portion of the proceeds from the initial public offering to repay the entire outstanding balance of the Second Lien Term Loan. In connection with this extinguishment of debt, the Company incurred a $0.4 million prepayment penalty and wrote off $0.5 million in unamortized debt issuance costs attributable to the Second Lien Term Loan. The components of interest expense for the three and nine months ended September 30, 2015 and September 30, 2016 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Interest on term loan debt	$2,762	$3,750	$8,237	$9,474
Amortization of debt issuance costs	266	425	829	996
Loss on extinguishment of debt	-	932	-	932
Interest on revolving line of credit	168	84	443	152
Other	(1)	-	(33)	-
Interest expense, net	$3,195	$5,191	$9,476	$11,554

Note 7 ̶ Commitments and contingencies

Operating leases

The Company leases office, retail and warehouse space in New York, New Jersey, California and China from third parties under non-cancelable operating leases that provide for minimum base rental payments (excluding taxes and other charges). The leases expire between 2018 and 2026. Total rent expense was $0.8 million and $2.2 million for the three and nine months ended September 30, 2015, respectively and $1.0 million and $2.9 million for the three and nine months ended September 30, 2016, respectively.

Future minimum lease payments under the operating leases are as follows (in thousands):

Remainder of 2016	$1,030
2017	4,362
2018	4,287
2019	4,185
2020	3,725
Thereafter	12,912
Total	$30,501

Legal contingencies

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8 ̶ Stock-based compensation

Early exercise of stock options

Stock options granted pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permit certain management-level option holders and directors to elect to exercise unvested options prior to vesting (“early exercise”). In the event of termination of the option holder’s employment or directorship, all unvested shares issued upon the early exercise, so long as they remain unvested, are subject to repurchase by the Company at the lower of the original exercise price or the fair market value of a share of common stock on the date of termination.

Consistent with authoritative guidance, early exercises are not considered substantive exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which is released to additional paid-in capital at each reporting date as the shares vest. During the nine months ended September 30, 2016, 3,420,243 options were early exercised prior to vesting. From the date of exercise through September 30, 2016, 1,869,817 options subject to early exercise vested and 27,600 options subject to early exercise were forfeited and repurchased by the Company in connection with the resignation of a Board member. As of September 30, 2016, the Company recorded a liability of $4.1 million related to 1,522,826 shares that remained subject to a potential repurchase obligation of the Company. These shares are expected to vest within the next twelve months. Accordingly, the liability is included in accrued expenses and other current liabilities.

In connection with certain of these early exercises, the Company extended loans to certain key management personnel (the “Debtors”) totaling $10.4 million (the “2016 Notes”). The 2016 Notes served as financing for the Debtors’ exercises of previously issued stock options. The 2016 Notes were secured by the underlying shares and were full recourse to the respective Debtor’s personal assets. The 2016 Notes carried interest at between 0.75% and 0.81% per annum, due semi-annually, and matured in January 2018 or earlier upon the occurrence of certain events specified in the 2016 Note agreements. Amounts due from employees in relation to the 2016 Notes were recorded as a reduction in stockholders’ equity. Upon early exercise, the option holders received shares of restricted common stock and as such, participated in the June 2016 special dividend. Pursuant to the terms of the 2016 Notes, the proceeds from the dividend of $4.1 million were required to be used to pay down the outstanding principal balance.

In July 2016, the Company provided an additional loan totaling $1.5 million (the “July 2016 Add-On Note”) to one of the Debtors to finance the exercise of an additional 808,028 options at an exercise price of $1.84 per option. The July 2016 Add-On Note carried interest at 0.71% per annum, due semi-annually, and matured in July 2018 or earlier upon the occurrence of certain events specified in the Note agreement. All other terms and conditions of the July 2016 Add-On Note were identical to the 2016 Notes. Amounts due from this employee in relation to the July 2016 Add-On Notes were recorded as a reduction in stockholders’ equity. Upon early exercise, the option holder received shares of restricted common stock.

In August 2016, the Debtors repaid the remaining balance of $7.9 million, including accrued interest, in full.

Stock option modification

In June 2016, the Company modified all stock options outstanding and reduced the exercise price by $1.79 per share in order to protect the option holders from dilution that would have otherwise resulted from the dividend recapitalization transaction. A total of 43 individuals, including three board members, held options that were modified. As the Company was not obligated to provide anti-dilution protection under the 2014 Plan, this constituted a modification, as defined by ASC 718 Compensation-stock compensation, which requires calculation of the incremental fair value of the new award. The incremental compensation related to the modification was approximately $2.7 million and is being recognized over the original requisite service period for each modified option. During the period in which the modification occurred, the Company recognized incremental compensation cost of $0.7 million related to the portion of the modified awards for which the requisite service had already been rendered.

Initial public offering grant

In connection with the initial public offering, the Company adopted the 2016 Equity Incentive Award Plan (the “2016 Plan”), which became effective immediately prior to the effectiveness of the Company’s registration statement filed on Form S-1. Under the 2016 Plan, an aggregate of 5,430,690 shares of the Company’s common stock are reserved for issuance pursuant to stock-based compensation awards. Any options currently outstanding under the 2014 Plan that are subsequently forfeited or lapse unexercised will increase the shares of the Company’s common stock reserved for issuance under the 2016 Plan, up to a maximum of 4,341,200 additional shares.  Immediately prior to the effectiveness of the Company’s registration statement filed on Form S-1, the Company granted 596,217 restricted stock units (“RSUs”) and, upon pricing of the IPO, the Company granted options to purchase 1,250,517 shares of the Company’s common stock to certain officers, employees and directors under the 2016 Plan. Each option has an exercise price per share equal to the initial public offering price.

Service-based options

The following table summarizes the activities for service-based stock options for the nine months ended September 30, 2016:

	Options outstanding	Weighted-average exercise price (1)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2015	3,997,502	$3.66
Granted	1,872,897	13.58
Exercised	(2,427,063)	3.61
Forfeited	(202,860)	3.79
Cancelled	(41,400)	3.62
Balance as of September 30, 2016	3,199,076	$8.54	9.2	$62,651

Exercisable, September 30, 2016	1,167,480	$1.84	8.0	$30,685

(1) The weighted-average exercise prices incorporate the impact of the $1.79 exercise price modification for any activity occurring subsequent to the June 7, 2016 modification date.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair market value of a share of common stock of $28.12 on September 30, 2016.

Stock-based compensation cost related to service-based options was $0.1 million and $0.3 million in the three and nine months ended September 30, 2015, respectively, and $2.6 million and $3.7 million in the three and nine months ended September 30, 2016, respectively. A portion of the stock-based compensation cost recognized in the three and nine months ended September 30, 2016 relates to service-based options for which all future vesting was accelerated upon the initial public offering. The remaining unamortized compensation cost for such options was recognized in the three months ended September 30, 2016. All stock-based compensation expense is recorded in selling, general and administrative expenses. As of September 30, 2016, there was $10.1 million in unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average period of 4.1 years.

Performance-based options

For the Company’s performance-based options, in addition to the service condition, the ultimate number of shares to be earned depends on the achievement of both a performance and market condition. The performance condition is based on the occurrence of a liquidity event (e.g., initial public offering or change-in-control transaction). The market condition is based upon the achievement of a minimum rate of return from the liquidity event.

The following table summarizes the activities for performance-based stock options for the nine months ended September 30, 2016:

	Options outstanding	Weighted-average exercise price (1)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2015	4,848,869	$3.64
Granted	276,690	6.69
Exercised	—	—
Forfeited	(1,217,692)	3.63
Cancelled	(23,460)	3.62
Balance as of September 30, 2016	3,884,407	$2.45	8.0	$98,278

(1) The weighted-average exercise prices incorporate the impact of the $1.79 exercise price modification for any activity occurring subsequent to the June 7, 2016 modification date.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair market value of a share of common stock of $28.12 on September 30, 2016.

In regards to the performance condition, if a liquidity event occurred on or prior to January 31, 2016, an additional number of options would have vested, assuming the minimum rate of return was achieved. During the nine months ended September 30, 2016, a total of 919,611 performance-based options did not vest and were forfeited because a liquidity event did not occur on or prior to January 31, 2016. The remaining forfeitures occurred in connection with the termination of employment of certain employees.

In the three months ended September 30, 2016, the Company recognized $1.5 million in stock-based compensation cost related to performance-based options as the performance condition was satisfied upon the initial public offering. The performance-based options vest upon achievement of a minimum rate of return from the liquidity event, which will first be measured in March 2017 and holders of performance-based vesting options must remain employed as of the measurement date. As such, there was $0.6 million in unrecognized stock-based compensation cost related to performance-based stock options as of September 30, 2016, which is expected to be recognized over a weighted-average period of 0.5 years.

Restricted stock units

The following table summarizes the activities for restricted stock units for the nine months ended September 30, 2016:

	Restricted stock units outstanding	Weighted-average grant date fair value
Balance as of December 31, 2015	-	$-
Granted	596,217	17.00
Vested	-	-
Forfeited	-	-
Cancelled	-	-
Balance as of September 30, 2016	596,217	$17.00

Stock-based compensation cost related to restricted stock units was $0.1 million in the three months ended September 30, 2016. As of September 30, 2016, there was $10.1 million in unrecognized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 4.0 years.

Note 9 ̶ Net income (loss) per share

The Company computes basic earnings per share using the weighted average number of common shares outstanding. As the Company incurred a net loss attributable to common stockholders during both the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2016, basic and diluted weighted average shares outstanding are the same. A portion of the net loss attributable to common stockholders reflects the accretion of preferred stock to the maximum redemption value. As of September 30, 2016, all outstanding shares of convertible preferred stock converted to common stock and the accreted value was reclassified into common stock and additional paid-in capital.

The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Numerator:
Net income (loss)	$(748)	$(2,377)	$1,930	$(1,288)
Adjustments to numerator:
Dividend paid to preferred stockholders	-	-	-	(66,531)
Accretion of convertible preferred stock to maximum redemption value	(3,953)	(371,228)	$(9,834)	(436,317)
Net loss attributable to common stockholders - basic and diluted	$(4,701)	$(373,605)	$(7,904)	$(504,136)

Denominator:
Weighted average number of common shares outstanding - basic	30,443	5,109,016	28,553	2,151,324
Weighted average number of common shares outstanding - diluted	30,443	5,109,016	28,553	2,151,324

Net income (loss) per share:
Basic	$(154.42)	$(73.13)	$(276.81)	$(234.34)
Diluted	$(154.42)	$(73.13)	$(276.81)	$(234.34)

Anti-dilutive securities excluded from diluted EPS:
Service-based stock options	4,048,839	3,199,076	4,048,839	3,199,076
Performance-based stock options	4,751,594	3,884,407	4,751,594	3,884,407
Restricted stock units	-	596,217	-	596,217
Total	8,800,433	7,679,700	8,800,433	7,679,700

Note 10–Income taxes

We estimate our annual effective income tax rate at the end of each quarterly period. This estimate takes into account the mix of expected income or loss before income taxes by tax jurisdiction and enacted changes in tax laws.  Our quarterly tax provision and quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors including having to forecast income or loss before income taxes by jurisdictions for the full year prior to the completion of the full year, changes in non-deductible expenses or discrete items, as well as the actual amount of income or loss before income taxes. For example, the impact of discrete items on our effective tax rate is greater when income or loss before income taxes is lower.

The effective tax rate for the three and nine months ended September 30, 2015, was 13.4% and 54.4%, respectively, compared to  30.7% and (5.0%) for the three and nine months ended September 30, 2016, respectively. The change in the Company's effective tax rate for the three and nine months ended September 30, 2016 was primarily due to changes in the actual amount of pre-tax income or loss generated in each period, as well as the impact of discrete items, such as stock option exercises, which generated a tax benefit of $1.7 million in the three months ended September 30, 2016 and changes in the valuation of the Company's deferred tax assets and liabilities, which generated tax expense of $2.1 million in the three months ended September 30, 2016.

Note 11 ̶ Related party transactions

During the three and nine months ended September 30, 2015, the Company incurred $0.3 million and $0.7 million, respectively, in management and consulting fees to its majority stockholder, TPG Growth II Management, LLC (“TPG” or the “Sponsor”). During the three and nine months ended September 30, 2016, the Company incurred $0.4 million and $0.9 million, respectively, in management and consulting fees to TPG. The amounts due to TPG as of September 30, 2015 and September 30, 2016 were $0.1 million and $0.3 million, respectively.

As disclosed in Note 8, during the nine months ended September 30, 2016, the Company extended loans to certain key management personnel totaling $12.0 million, which were repaid in full as of September 30, 2016.

Note 12 ̶ Subsequent events

In October 2016, the Company entered into a new office facility lease agreement with a minimum future lease commitment amount of $2.3 million. The Company plans to vacate a previously leased office facility and has entered into a sublease agreement with a related party for that space.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management’s discussion and analysis (“MD&A”) should be read together with the MD&A presented in the Prospectus and the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, which include additional information about our accounting policies, practices and the transactions underlying our financial results.

Cautionary note regarding forward-looking statements

This discussion and analysis contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins profitability, capital expenditures, liquidity and capital resources and other financial and operating information. The words "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of selected events may differ materially from those discussed in these forward-looking statements. You should carefully read the “Risk factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are one of the fastest growing, most innovative cosmetics companies in the United States. Driven by our mission to make luxurious beauty accessible for all women to play beautifully®, we have challenged the traditional belief that quality cosmetics are only available at high prices in select channels. e.l.f. offers high-quality, prestige-inspired beauty products for eyes, lips and face at extraordinary value. Our price points encourage trial and experimentation, while our commitment to quality and a differentiated consumer engagement model engender loyalty among a passionate and vocal group of consumers.

We believe our success is rooted in our innovation process and ability to build direct consumer relationships. Born as an e-commerce company over a decade ago, we have created a modern consumer engagement and responsive innovation model that keeps our products on-trend and our consumers engaged as brand ambassadors. Our consumers provide us with real-time feedback through reviews and social media, which enables us to refine and augment our product assortment in response to their needs. We are able to launch high-quality products quickly by leveraging our fast-cycle product development and asset-light supply chain. Our products are first launched on elfcosmetics.com, and distribution is generally only broadened to our retail customers after we receive strong consumer validation online.

We sell our products in national and international retailers (with international primarily serviced by distributors) and direct-to-consumer channels, which include e-commerce and e.l.f. stores. We currently sell our products in retail stores in the United States across mass, drug store, food and specialty retail channels. We believe the combination of our affordable price points and on-trend, innovative product assortment encourages trial, offers a strong value proposition and appeals to a broad base of consumers. By combining our strong relationships with leading retailers with consumer engagement in our e.l.f. stores and through e-commerce, we are a true multi-channel brand.

We completed our initial public offering on September 27, 2016, raising $68.0 million in gross proceeds and $54.9 million in net proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, including offering expenses paid prior to the initial public offering. Basic and diluted earnings per share were negatively impacted by the accretion of convertible preferred stock to fair value in the period prior to the initial public offering. All outstanding shares of convertible preferred stock were converted to common stock immediately prior to our initial public offering, and such accretion charges will not be required in future periods.

Seasonality

Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the third or fourth quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth quarters, our working capital needs are generally greater during the second and third quarters of the fiscal year.

Fluctuations throughout the year may also be driven by the timing of product restocking or rearrangement by our major customers as well as expansion into new customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.

Results of operations

The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2016	2015	2016
Net sales	$50,783	$56,312	$125,977	$153,132
Cost of sales	24,781	23,834	60,677	66,217
Gross profit	26,002	32,478	65,300	86,915
Selling, general, and administrative expenses	19,498	31,002	50,666	78,807
Operating income	6,504	1,476	14,634	8,108
Other income (expense), net	(4,172)	288	(917)	2,253
Interest expense, net	(3,194)	(5,192)	(9,475)	(11,588)
Income (loss) before provision for income taxes	(862)	(3,428)	4,242	(1,227)
Income tax benefit (provision)	114	1,051	(2,312)	(61)
Net income (loss)	$(748)	$(2,377)	$1,930	$(1,288)

	Three months ended September 30,		Nine months ended September 30,
(percentage of net sales)	2015	2016	2015	2016
Net sales	100%	100%	100%	100%
Cost of sales	49%	42%	48%	43%
Gross profit	51%	58%	52%	57%
Selling, general, and administrative expenses	38%	55%	40%	51%
Operating income	13%	3%	12%	5%
Other income (expense), net	(8%)	1%	(1%)	1%
Interest expense, net	(6%)	(9%)	(8%)	(8%)
Income (loss) before provision for income taxes	(2%)	(6%)	3%	(1%)
Income tax benefit (provision)	0%	2%	(2%)	(0%)
Net income (loss)	(1%)	(4%)	2%	(1%)

Comparison of three months ended September 30, 2016 to three months ended September 30, 2015

Net sales

Net sales increased $5.5 million, or 11%, to $56.3 million for the three months ended September 30, 2016, from $50.8 million for the three months ended September 30, 2015. The increase was driven by growth in leading national retailers due to incremental shelf space and increased productivity, partially offset by the initial sales to establish distribution for a new national retail customer that positively impacted revenue in the third quarter of 2015.

Gross profit

Gross profit increased $6.5 million, or 25%, to $32.5 million for the three months ended September 30, 2016, compared to $26.0 million for the three months ended September 30, 2015. Increased volume accounted for $2.8 million of the increase in gross profit, with the remaining $3.6 million primarily attributable to margin accretive innovation. Gross margin improved from 51% for the three months ended September 30, 2015 to 58% for the three months ended September 30, 2016, primarily as a result of margin accretive innovation.

Selling, general and administrative expenses

SG&A expenses were $31.0 million for the three months ended September 30, 2016, an increase of $11.5 million, or 59%, from $19.5 million for the three months ended September 30, 2015. SG&A expenses as a percentage of net sales increased to 55% in the three months ended September 30, 2016 from 38% in the three months ended September 30, 2015. The increase was primarily a result of stock-based compensation expense charges triggered by our initial public offering, warehouse and distribution costs related to the relocation of our distribution center from New Jersey to California, additional investments in sales and marketing to support growth, higher information technology costs to support infrastructure improvements, and increased costs related to preparation for our initial public offering, such as professional fees and additions to headcount. For the three months ended September 30, 2016, SG&A includes $6.8 million of costs and expenses, including $4.4 million in stock-based compensation expense, that are non-cash or that we do not believe are reflective of the Company’s ongoing operations. This is as compared to $2.5 million of such costs and expenses, including $0.2 million in stock-based compensation expense, for the three months ended September 30, 2015.

Other income (expense), net

Other income (expense) increased $4.5 million from expense of $4.2 million for the three months ended September 30, 2015 to income of $0.3 million for the three months ended September 30, 2016. This increase was primarily related to favorable currency movements partially offset by negative mark-to-market adjustments on our foreign currency forward contracts.

Interest expense

Interest expense increased $2.0 million, or 63%, to $5.2 million for the three months ended September 30, 2016, compared to $3.2 million for the three months ended September 30, 2015. This increase was primarily due to incremental borrowings under our Term Loan Facility related to the June 2016 dividend recapitalization transaction, as well as a prepayment penalty and the write-off of unamortized deferred financing fees associated with the paydown of our Second Lien Term Loan in conjunction with our initial public offering.

Income taxes

The benefit from income taxes increased from $0.1 million, or an effective tax rate of 13%, for the three months ended September 30, 2015 to $1.1 million, or an effective tax rate of 31%, for the three months ended September 30, 2016. The change was driven by a $2.6 million decrease in pre-tax net income from ($0.9 million) to ($3.4 million), offset by a reduction in our projected annual effective tax rate from 46.3% in 2015 to 42.1% and an increase in discrete items impacting tax expense from $0.3 million to $0.4 million. In the three months ended September 30, 2016, these discrete items included a benefit from income taxes generated by stock option exercises of $1.7 million and tax expense related to a deferred tax rate change of $2.1 million.

Comparison of nine months ended September 30, 2016 to nine months ended September 30, 2015

Net sales

Net sales increased $27.2 million, or 22%, to $153.1 million for the nine months ended September 30, 2016, from $126.0 million for the nine months ended September 30, 2015. The increase was primarily driven by growth in leading national retailers due to incremental shelf space and improved productivity.

Gross profit

Gross profit increased $21.6 million, or 33%, to $86.9 million for the nine months ended September 30, 2016, compared to $65.3 million for the nine months ended September 30, 2015. Increased volume accounted for $14.1 million of the increase in gross profit, with the remaining $7.5 million primarily attributable to margin accretive innovation. Gross margin improved from 52% for the nine months ended September 30, 2015 to 57% for the nine months ended September 30, 2016, primarily as a result of margin accretive innovation.

Selling, general and administrative expenses

SG&A expenses were $78.8 million for the nine months ended September 30, 2016, up $28.1 million, or 56%, from $50.7 million for the nine months ended September 30, 2015. SG&A expenses as a percentage of net sales increased to 51% in the nine months ended September 30, 2016 from 40% in the nine months ended September 30, 2015. The increase was primarily a result of higher warehouse and distribution costs related to the relocation of our distribution center from New Jersey to California, additional investment in sales and marketing to support growth, higher information technology costs to support infrastructure improvements, stock-based compensation charges triggered by our initial public offering, and increased costs related to preparation for our initial public offering, such as professional fees and additions to headcount. For the nine months ended September 30, 2016, SG&A includes $12.9 million of costs and expenses, including $5.6 million in stock-based compensation expense, that are non-cash or that we do not believe are reflective of the Company’s ongoing operations. This is as compared to $4.4 million of such costs and expenses, including $0.4 million in stock-based compensation expense, for the nine months ended September 30, 2015.

Other income (expense), net

Other income increased $3.2 million from an expense of $0.9 million for the nine months ended September 30, 2015 to income of $2.3 million for the nine months ended September 30, 2016. This increase was primarily related to favorable currency movements partially offset by negative mark-to-market adjustments on our foreign currency forward contracts.

Interest expense

Interest expense increased $2.1 million, or 22%, to $11.6 million for the nine months ended September 30, 2016, compared to $9.5 million for the nine months ended September 30, 2015. This increase was due to incremental borrowings under our Term Loan Facility related to the June 2016 dividend recapitalization transaction, as well as a prepayment penalty and the write-off of unamortized deferred financing fees associated with the paydown of our Second Lien Term Loan in conjunction with our initial public offering.

Income taxes

Income tax expense decreased from $2.3 million, or an effective tax rate of 54%, for the nine months ended September 30, 2015 to $0.1 million, or an effective tax rate of (5%), for the nine months ended September 30, 2016. The change was driven by a $5.5 million decrease in pre-tax net income from $4.2 million to ($1.2 million), offset by a reduction in our projected annual effective tax rate from 46.3% in 2015 to 42.1% and an increase in the discrete items impacting tax expense from $0.3 million to $0.6 million.

In the nine months ended September 30, 2016, the negative effective tax rate was driven by discrete items offsetting the tax benefit created from pre-tax net losses. These discrete items included a benefit from income taxes generated by stock option exercises of $1.6 million and tax expense related to a deferred tax rate change of $2.1 million.

Financial condition, liquidity and capital resources

Overview

As of September 30, 2016, we held $21.1 million of cash and cash equivalents. In addition, as of September 30, 2016, we had borrowing capacity of $24.5 million under our Revolving Credit Facility.

Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, expansion into new national retailer doors and expansion of our e.l.f. store base. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion into new retail stores and the general seasonality of our business. As of September 30, 2016, we had working capital, excluding cash, of $24.0 million, compared to $10.9 million as of December 31, 2015. Working capital, excluding cash and debt, was $28.6 million and $21.2 million as of September 30, 2016 and December 31, 2015, respectively.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the next 12 months. If necessary, we can borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in this Quarterly Report under the heading “Risk Factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our customers and consumers and manage production and our supply chain.

Cash flows

	Nine months ended September 30,
(in thousands)	2015	2016
Net cash provided by (used in):
Operating activities	$3,361	$2,549
Investing activities	(7,912)	(5,469)
Financing activities	1,206	10,000
Net increase / (decrease) in cash:	$(3,345)	$7,080

Cash provided by (used in) operating activities

For the nine months ended September 30, 2016, net cash provided by operating activities was $2.5 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $7.8 million offset by increases in net working capital of $5.2 million during this period. The increases in net working capital were largely driven by a $23.6 million increase in accounts payable and accrued expenses due primarily to our growth and continued focus on working capital optimization, offset by an $11.5 million increase in accounts receivable driven both by growth in revenue and timing of billings, a seasonality-driven $9.9 million increase in inventory and an $8.3 million increase in prepaid and other current assets related to estimated income tax payments.

For the nine months ended September 30, 2015, net cash provided by operating activities was $3.4 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $9.5 million as well as increases in working capital of $6.1 million during this period. The increases in working capital were primarily driven by an increase in inventory and other current assets of $21.9 million to support growth, partially offset by a decrease in accounts receivable of $7.2 million and an increase in accounts payable and accrued expenses of $8.8 million due to our continued focus on working capital optimization.

Cash provided by (used in) investing activities

For the nine months ended September 30, 2016, net cash used in investing activities was $5.5 million, compared to $7.9 million for the nine months ended September 30, 2015. The decrease was driven primarily by lower purchases of property and equipment related to store fixtures to support new distribution at national retailers, offset in part by the build-out of new e.l.f. stores that opened in the first nine months of 2016 or are scheduled to open during the final three months of 2016.

Cash provided by (used in) financing activities

For the nine months ended September 30, 2016, net cash provided by financing activities was $10.0 million, driven primarily by net proceeds of $62.3 million from the issuance of additional debt under our Term Loan Facility and $64.0 million of proceeds from our initial public offering, partially offset by a $68.0 million dividend paid to stockholders, $7.7 million of net Revolving Credit Facility repayments, and the $42.4 million repayment of our Second Lien Credit Facility.

For the nine months ended September 30, 2015, net cash provided by financing activities was $1.2 million, primarily driven by net drawdowns under our Revolving Credit Facility.

Description of indebtedness

Senior Secured Credit Facility

In conjunction with our acquisition of the Predecessor on January 31, 2014, and as amended in conjunction with the one-time extraordinary dividend declared on June 7, 2016 as described in Note 1 to the condensed consolidated financial statements, we entered into our Senior Secured Credit Facility with a syndicate consisting of several large financial institutions. The Senior Secured Credit Facility originally consisted of the $20.0 million Revolving Credit Facility and the $105.0 million Term Loan Facility. On June 7, 2016, we entered into an amendment to our Senior Secured Credit Facility, pursuant to which we incurred an additional $64.0 million of indebtedness under the Term Loan Facility and increased the size of our Revolving Credit Facility to $25.0 million. On September 19, 2016, we entered into a consent and second amendment to our Senior Secured Credit Facility, whereby the Senior Secured Credit Facility lenders consented to the paydown of the Second Lien Credit Facility and we agreed to reduce the consolidated total net leverage covenant for each subsequent measurement period.

All amounts under the Revolving Credit Facility are available for draw until the maturity date on January 31, 2019. The Revolving Credit Facility is collateralized by substantially all of our assets and has a commitment fee of 0.5% of unused balance, payable quarterly in arrears. The Revolving Credit Facility also provides for sub-facilities in the form of a $5.0 million letter of credit and a $2.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $25.0 million.

The Term Loan Facility will mature on January 31, 2019 and is also collateralized by substantially all of our assets. The Term Loan Facility will be repaid in quarterly installments equal to (i) $656,250 plus (ii) starting with fiscal quarter ending September 30, 2016, $400,000, with the remaining outstanding balance of the Term Loan Facility due upon the maturity date. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments upon (i) the receipt of excess cash flow; (ii) asset dispositions that, individually, result in net proceeds in excess of $1.0 million, or, in aggregate, in excess of $2.0 million during a year; or (iii) the issuance of additional debt. The Term Loan Facility requires an annual administrative fee of $50,000.

Both the Revolving Credit Facility and the Term Loan Facility carry interest, at our option, at (i) a rate per annum equal to the greater of an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a minimum floor of 1.25%) plus an applicable margin or (ii) a floating base rate plus an applicable margin. The interest rate on both the Revolving Credit Facility and the Term Loan Facility was 6.25% as of December 31, 2015 and September 30, 2016.

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness or issue preferred stock, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Senior Secured Credit Facility also includes maintenance covenants that require us to comply with certain consolidated total net leverage ratios and consolidated interest coverage ratios. As of December 31, 2015 and September 30, 2016, we were in compliance with all financial covenants.

Second Lien Credit Facility

In conjunction with our entry into the Senior Secured Credit Facility, and as amended in conjunction with the special dividend declared on June 7, 2016 as described in Note 1 to the condensed consolidated financial statements, we entered into the Second Lien Credit Facility that provided the $40.0 million Second Lien Term Loan. The Second Lien Term Loan does not require any principal payments until maturity on July 31, 2019. The Second Lien Term Loan requires prepayment penalties if prepaid prior to the maturity date, other than in conjunction with a change in control, in the amount of 4% of amounts prepaid in year one, 2% in year two and 1% in year three; and requires prepayment penalties of 1% if prepaid prior to end of year three in conjunction with a change in control. On September 27, 2016, we paid off the entire amount outstanding under the Second Lien Credit Facility, including a 1% prepayment penalty, with proceeds from our initial public offering.

In addition to the debt obligations referenced above, we are committed under capital leases for rental of certain furniture and equipment. These leases expire or become subject to renewal clauses at various dates through 2023.

Off-balance sheet arrangements

We are not party to any off-balance sheet arrangements.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in the Prospectus for the fiscal year ended December 31, 2015.

Recent accounting pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk

There have been no material changes to our primary risk exposures or management of market risks from those disclosed in the Prospectus.

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of any pending matters, and the amount, if any, of our ultimate liability and any other forms of remedies with respect to these matters, cannot be determined or predicted with certainty, we do not believe that the ultimate outcome of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk factors

Certain risks may have a material adverse effect on our business, financial condition and results of operations. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

The cosmetics industry is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many cosmetics brands under ownership and standalone cosmetics brands, including those that may target the latest trends or specific distribution channels. Competition in the cosmetics industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels.

Many multinational consumer companies have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. Many of these competitors’ products are sold in a wider selection or greater number of retail stores and possess a larger presence in these stores, typically having significantly more inline shelf space than we do. Given the finite space allocated to cosmetic products by retail stores, our ability to grow the number of retail stores in which our products are sold, and expand our space allocation once in these retail stores, may require the removal or reduction of the shelf space of these competitors. We may be unsuccessful in our growth strategy in the event retailers do not reallocate shelf space from our competitors to us. Our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of large percentage discounts and “buy one and get one free” offers. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.

It is difficult for us to predict the timing and scale of our competitors’ activities in these areas or whether new competitors will emerge in the cosmetics business. In addition, further technological breakthroughs, including new and enhanced technologies which increase competition in the online retail market, new product offerings by competitors and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy.

Our ability to compete also depends on the continued strength of our brand and products, the success of our marketing, innovation and execution strategies, the continued diversity of our product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, and our success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, results of operations and financial condition.

Our new product introductions may not be as successful as we anticipate.

The cosmetics industry is driven in part by fashion and beauty trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for cosmetic products, consumer attitudes toward our industry and brand and where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brand, maintain a favorable mix of products and develop our approach as to how and where we market and sell our products.

We have an established process for the development, evaluation and validation of our new product concepts. Nonetheless, each new product launch online, through our e.l.f. stores and through our retail customers involves risks, as well as the possibility of unexpected consequences. For example, the acceptance of new product launches and sales to our retail customers may not be as high as we anticipate, due to lack of acceptance of the products themselves or their price, or limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products or displays for new products. Sales of new products may be affected by inventory management by our retail customers, and we may experience product shortages or limitations in retail display space by our retail customers. We may also experience a decrease in sales of certain existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations or any shelf space loss. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations.

As part of our ongoing business strategy we expect we will need to continue to introduce new products in our traditional product categories of eyes, lips, face and tools, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. For example, we recently introduced a high-quality skin care assortment. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of retailers for a large portion of our net sales, and the loss of one or more of these retailers, or business challenges at one or more of these retailers, could adversely affect our results of operations.

A limited number of our retail customers account for a large percentage of our net sales. We expect a small number of retailers will, in the aggregate, continue to account for the majority of our net sales for foreseeable future periods. Any changes in the policies or our ability to meet the demands of our retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to display space could have a material adverse effect on our business, financial condition and results of operations.

As is typical in our industry, our business with retailers is based primarily upon discrete sales orders, and we do not have contracts requiring retailers to make firm purchases from us. Accordingly, retailers could reduce their purchasing levels or cease buying products from us at any time and for any reason. If we lose a significant retail customer or if sales of our products to a significant retailer materially decrease, it could have a material adverse effect on our business, financial condition and results of operations.

Because a high percentage of our sales are made through our retail customers, our results are subject to risks relating to the general business performance of our key retail customers. Factors that adversely affect our retail customers’ businesses may also have a material adverse effect on our business, financial condition and results of operations. These factors may include:

•

any reduction in consumer traffic and demand at our retail customers as a result of economic downturns, changes in consumer preferences or reputational damage as a result of, among other developments, data privacy breaches, regulatory investigations or employee misconduct;

•	any credit risks associated with the financial condition of our retail customers;
•	the effect of consolidation or weakness in the retail industry or at certain retail customers, including store closures and the resulting uncertainty; and
•

inventory reduction initiatives and other factors affecting retail customer buying patterns, including any reduction in retail space committed to cosmetics and retailer practices used to control inventory shrinkage.

Our success depends, in part, on the quality, performance and safety of our products.

Any loss of confidence on the part of consumers in the ingredients used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, or inclusion of prohibited ingredients, could tarnish the image of our brand and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our profitability and brand image.

If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, our relationships with consumers could suffer, the appeal of our brand could be diminished, we may need to recall some of our products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products could reduce consumer demand for our own products if consumers view them to be similar. Any of these outcomes could result in a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully implement our growth strategy.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of factors, including our ability to:

•	build a great brand by attracting new consumers and encouraging our current consumers to use more e.l.f. products;
•	continue to use innovation to drive sales and margin and expand into relevant adjacencies;
•

expand brand penetration by growing our space allocations with our existing national retail customers, increasing the number of our retail customers, growing our direct-to-consumer business and expanding internationally; and

•	leverage our high-performance team culture and executional capability to drive operating margins and efficiencies.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term costs without generating any current net sales and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

Our growth and profitability are dependent on a number of factors, and our historical growth may not be indicative of our future growth.

Although our net sales and profitability have grown rapidly from 2012 through 2015, this should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:

•	we may lose one or more significant retail customers, or sales of our products through these retail customers may decrease;
•	the ability of our third-party suppliers and manufacturers to produce our products and of our distributors to distribute our products could be disrupted;
•	because all of our products are sourced and manufactured in China, our operations are susceptible to risks inherent in doing business there;
•

our products may be the subject of regulatory actions, including but not limited to actions by the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”) and the Consumer Product Safety Commission (the “CPSC”) in the United States;

•	we may be unable to introduce new products that appeal to consumers or otherwise successfully compete with our competitors in the cosmetics industry;
•

we may be unsuccessful in enhancing the recognition and reputation of our brand, and our brand may be damaged as a result of, among other reasons, our failure, or alleged failure, to comply with applicable ethical, social, product, labor or environmental standards;

•

we may experience service interruptions, data corruption, cyber-based attacks or network security breaches which result in the disruption of our operating systems or the loss of confidential information of our consumers;

•	we may be unable to retain key members of our senior management team or attract and retain other qualified personnel; and
•	we may be affected by any adverse economic conditions in the United States or internationally.

We may be unable to manage our growth effectively, which would harm our business, financial condition and results of operations.

We have grown rapidly, with our net sales increasing from $82.9 million in the year ended December 31, 2012 to $191.4 million in the year ended December 31, 2015. Our growth has placed, and will continue to place, a strain on our management team, financial and information systems, supply chain and distribution capacity and other resources. To manage growth effectively, we must continue to enhance our operational, financial and management systems, including our warehouse management, inventory control and in-store point-of-sale systems; maintain and improve our internal controls and disclosure controls and procedures; maintain and improve our information technology systems and procedures; and expand, train and manage our employee base.

We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and results of operations. Our rapid growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our results of operations would suffer.

Any damage to our reputation or brand may materially and adversely affect our business, financial condition and results of operations.

We believe that developing and maintaining our brand is critical and that our financial success is directly dependent on consumer perception of our brand. Furthermore, the importance of our brand recognition may become even greater as competitors offer more products similar to ours.

We have relatively low brand awareness among consumers when compared to other cosmetic brands, and maintaining and enhancing the recognition and reputation of our brand is critical to our business and future growth. Many factors, some of which are beyond our control, are important to maintaining our reputation and brand. These factors include our ability to comply with ethical, social, product, labor and environmental standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brand.

The growth of our brand depends largely on our ability to provide a high-quality consumer experience, which in turn depends on our ability to bring innovative products to the market at competitive prices that respond to consumer demands and preferences. Additional factors affecting our consumer experience include our ability to provide appealing store sets in retail stores, the maintenance and stocking of those sets by our retail customers, the overall shopping experience provided by our retail customers, a reliable and user-friendly website interface and mobile applications for our consumers to browse and purchase products on elfcosmetics.com and an engaging environment in our e.l.f. stores. If we are unable to preserve our reputation, enhance our brand recognition or increase positive awareness of our products and in-store and Internet platforms, it may be difficult for us to maintain and grow our consumer base, and our business, financial condition and results of operations may be materially and adversely affected.

The success of our brand may also suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract consumers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, our failure to maintain the quality of our products, product contamination, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers.

A disruption in our operations could materially and adversely affect our business.

As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers and delivery service providers could have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufactures located in China and contracted third-party delivery service providers to deliver our products to a single distribution facility located in Ontario, California, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through elfcosmetics.com. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. As another example, in December 2015, a parcel carrier returned five pallets of holiday shipments to us based on their service backlog, causing significant delays in our holiday shipments. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

Our ability to meet the needs of our consumers, retail customers and our e.l.f. stores depends on the proper operation of our Ontario, California distribution facility, where most of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or distribution facility, and any loss, damage or disruption of this facility, or loss or damage of the inventory stored there, could materially and adversely affect our business, financial condition and results of operations.

We rely on third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based in China to source and manufacture all of our products. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.

In addition, quality control problems, such as the use of ingredients and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. These quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

We have also outsourced significant portions of our distribution process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third-party distributors to sell our products in a number of foreign countries, our sole warehouse and distribution center in California is managed and staffed by a third-party service provider, we are dependent on a single third-party vendor for credit card processing and we utilize a third-party hosting and networking provider to host our web services, including elfcosmetics.com. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third-party, may have a material adverse effect on our business, financial condition and results of operations. We are not party to long-term contracts with some of our distributors, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

Further, our third-party manufacturers, suppliers and distributors may:

•	have economic or business interests or goals that are inconsistent with ours;
•	take actions contrary to our instructions, requests, policies or objectives;
•

be unable or unwilling to fulfill their obligations under relevant purchase orders, including obligations to meet our production deadlines, quality standards, pricing guidelines and product specifications, and to comply with applicable regulations, including those regarding the safety and quality of products and ingredients;

•	have financial difficulties;
•	encounter raw material or labor shortages;
•	encounter increases in raw material or labor costs which may affect our procurement costs;
•	disclose our confidential information or intellectual property to competitors or third parties;

•	engage in activities or employ practices that may harm our reputation; and
•	work with, be acquired by, or come under control of, our competitors.

The occurrence of any of these events, alone or together, could have a material adverse effect on our business, financial condition and results of operations. In addition, such problems may require us to find new third-party suppliers, manufacturers or distributors, and there can be no assurance that we would be successful in finding third-party suppliers, manufacturers or distributors meeting our standards of innovation and quality.

The management and oversight of the engagement and activities of our third-party suppliers, manufacturers and distributors requires substantial time, effort and expense of our employees, and we may be unable to successfully manage and oversee the activities of our third-party manufacturers, suppliers and distributors. If we experience any supply chain disruptions caused by our manufacturing process or by our inability to locate suitable third-party manufacturers or suppliers, or if our manufacturers or raw material suppliers experience problems with product quality or disruptions or delays in the manufacturing process or delivery of the finished products or the raw materials or components used to make such products, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected.

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory of stock-keeping units (“SKUs”). Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or componentry. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations. See also “—Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.”

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of September 30, 2016, we had a total of $163.4 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $24.5 million under our Revolving Credit Facility (as defined under “Description of indebtedness”). Our indebtedness could have significant consequences, including:

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of funding growth, working capital, capital expenditures, investments or other cash requirements;
•	reducing our flexibility to adjust to changing business conditions or obtain additional financing;
•	exposing us to the risk of increased interest rates as our borrowings are at variable rates;
•	making it more difficult for us to make payments on our indebtedness;
•

subjecting us to restrictive covenants that may limit our flexibility in operating our business, including our ability to take certain actions with respect to indebtedness, liens, sales of assets, consolidations and mergers, affiliate transactions, dividends and other distributions and changes of control;

•	subjecting us to maintenance covenants which require us to maintain specific financial ratios; and
•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes.

Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.

We generate a significant portion of our net sales in the third and fourth quarters of our fiscal year as a result of higher sales during the holiday season, and adverse events that occur during the third or fourth quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth quarters, our working capital needs are greater during the second and third quarters of the fiscal year. In addition to holiday seasonality, we may experience variability in net sales and net income throughout the year as a result of the size and timing of orders from our retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity. Furthermore, product orders from our large retail customers may vary over time due to changes in their inventory or out-of-stock policies. If we were to experience a significant shortfall in sales or profitability or internally generated funds, we may not have sufficient liquidity to fund our business. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Any quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems to market and sell our products, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of information systems to effectively process retail customer orders, manage the operations of our e.l.f. store base and fulfill consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our e.l.f. stores, personnel, retail customers, consumers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process retail customers and e-commerce orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown and we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

Our e-commerce operations are important to our business. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and e-commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

We must successfully maintain and upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have identified the need to significantly expand and improve our information technology systems and personnel to support recent and expected future growth. As such, we are in process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

If we fail to adopt new technologies or adapt our website and systems to changing consumer requirements or emerging industry standards, our business may be materially and adversely affected.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our Internet platform, including our e-commerce website and mobile applications. Our competitors are continually developing innovations and introducing new products to increase their consumer base and enhance user experience. As a result, in order to attract and retain consumers and compete against our competitors, we must continue to invest resources to enhance our information technology and improve our existing products and services for our consumers. The Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. The development of our website and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to properly implement or use new technologies effectively or adapt our website and systems to meet consumer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or consumer requirements, whether for technical, legal, financial or other reasons, our business, financial condition and results of operations may be materially and adversely affected.

Failure to protect sensitive information of our consumers and information technology systems against security breaches could damage our reputation and brand and substantially harm our business, financial condition and results of operations.

We collect, maintain, transmit and store data about our consumers, suppliers and others, including personally identifiable and financial information, as well as other confidential and proprietary information. We also employ third-party service providers that collect, store, process and transmit proprietary, personal and confidential information, including credit card information, on our behalf.

Advances in technology, the expertise of criminals, new discoveries in the field of cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or sensitive information. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, conducting denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our website or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. Furthermore, such third parties may further engage in various other illegal activities using such information, including credit card fraud, which may cause additional harm to us, our consumers and our brand. We also may be vulnerable to error or malfeasance by our own employees or other insiders. Third parties may attempt to fraudulently induce our or our service providers’ employees to misdirect funds or to disclose information in order to gain access to personal data we maintain about our consumers or website users. In addition, we have limited control or influence over the security policies or measures adopted by third-party providers of online payment services through which some of our consumers may elect to make payment for purchases at our website. Contracted third-party delivery service providers may also violate their confidentiality obligations and disclose or use information about our consumers inadvertently or illegally.

If any breach of information security were to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s financial, transaction or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and results of operations. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

Payment methods used on our Internet platform subject us to third-party payment processing-related risks.

We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks in the United States, and payment through third-party online payment platforms such as PayPal. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options. For online consumers, these are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. To the extent we are an online seller, requirements relating to consumer authentication and fraud detection are more complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.

We are subject to payment card association operating rules, certification requirements and various rules, regulations and requirements governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, or if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, among other things, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our consumers, process electronic funds transfers or facilitate other types of online payments, and our reputation and our business, financial condition and results of operations could be materially and adversely affected.

We have significant operations in China, which exposes us to risks inherent in doing business there.

We currently source and manufacture all of our products from third-party suppliers and manufacturers in China. As of September 30, 2016, we had a team of 53 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

If our cash from operations is not sufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition and results of operations may be materially and adversely affected.

We may require additional cash resources due to changed business conditions or other future developments, including any marketing initiatives, investments or acquisitions we may decide to pursue. To the extent we are unable to generate sufficient cash flow, we may be forced to cancel, reduce or delay these activities. Alternatively, if our sources of funding are insufficient to satisfy our cash requirements, we may seek to obtain an additional credit facility or sell equity or debt securities. The sale of additional equity securities would result in dilution of our existing stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and operating and financing covenants that could restrict our operations.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under our Senior Credit Facility can terminate their commitments to loan money under our Revolving Credit Facility, and our lenders under our Senior Credit Facility can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Furthermore, it is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on our retention of key members of our senior management team and ability to attract and retain qualified personnel.

Our success depends, in part, on our ability to retain our key employees, including our executive officers, senior management team and development, operations, finance, sales and marketing personnel. We are a small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a large, international company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our chief executive officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.

Increasing the number of e.l.f. stores may not be successful and will subject us to risks associated with long-term non-cancelable leases and increased capital requirements that may adversely affect our business, financial condition and results of operations.

Our growth strategy is dependent in part on our ability to open and operate new brick-and-mortar e.l.f. stores in high-traffic areas in the United States. The success of this strategy is dependent upon, among other factors, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, the successful integration of these stores into our existing operations and information technology systems and making capital expenditures for these stores.

As a result of our limited experience in operating direct-to-consumer retail stores, e.l.f. stores may be less successful than we expect. Our current strategy includes pursuing continued expansion of e.l.f. stores in the United States at a steady or increased pace. The effect of these stores, particularly in growing numbers, on our business and results of operations is uncertain and dependent on various factors. Falling short in our pursuit of expansion could potentially lead to a negative impact on our growth plan while incurring significant financial costs, expenses and investments.

All of our e.l.f. stores are located on leased premises, and we expect that any new e.l.f. stores will also be located on leased premises. The leases for our stores generally have initial terms of 10 years and typically provide for a single renewal option in five-year increments as well as for rent escalations. We generally cannot terminate these leases before the end of the initial lease term and our ability to assign or sublease is subject to certain conditions. Additional sites that we lease are likely to be subject to similar long-term, non-terminable leases. If we close a store, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, if we fail to negotiate renewals, either on commercially acceptable terms or at all, as each of our leases expires we could be forced to close stores in desirable locations.

We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our Revolving Credit Facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.

We plan to make capital expenditures to open additional e.l.f. stores. Furthermore, the commitments associated with any expansion will increase our operating expenses and may be costly to terminate if we decide to close a store or change our strategy. We are likely to incur costs associated with these investments earlier than some of the anticipated financial and other benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. As a result, the carrying value of the related assets may be subject to an impairment charge, which could materially and adversely affect our results of operations.

Adverse U.S. or international economic conditions could negatively affect our business, financial condition and results of operations.

Consumer spending on cosmetic products is influenced by general economic conditions and the availability of discretionary income. Adverse U.S. or international economic conditions or periods of inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses a risk to our business. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to international business uncertainties.

We sell our products to customers located outside the United States. In addition, our third-party suppliers and manufacturers are located in China. We intend to continue to sell to customers outside the United States and maintain our relationships in China. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling, cosmetics and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

•	difficulties in staffing and managing foreign operations;
•	burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the European Union;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
•	political and economic instability;
•	terrorist activities and natural disasters;
•	trade restrictions;
•	differing employment practices and laws and labor disruptions;
•	the imposition of government controls;
•	an inability to use or to obtain adequate intellectual property protection for our key brands and products;
•	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;
•	a legal system subject to undue influence or corruption;
•	a business culture in which illegal sales practices may be prevalent;
•	logistics and sourcing;
•	military conflicts; and
•	acts of terrorism.

The occurrence of any of these risks could negatively affect our international business and consequently our overall business, financial condition and results of operations.

New laws, regulations, enforcement trends or changes in existing regulations governing the introduction, marketing and sale of our products to consumers could harm our business.

There has been an increase in regulatory activity and activism in the United States and abroad, and the regulatory landscape is becoming more complex with increasingly strict requirements. If this trend continues, we may find it necessary to alter some of the ways we have traditionally manufactured and marketed our products in order to stay in compliance with a changing regulatory landscape, and this could add to the costs of our operations and have an adverse impact on our business. To the extent federal, state, local or foreign regulatory changes regarding consumer protection, or the ingredients, claims or safety of our products occur in the future, they could require us to reformulate or discontinue certain of our products, revise the product packaging or labeling, or adjust operations and systems, any of which could result in, among other things, increased costs, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable regulations could result in enforcement action by the FDA or other regulatory authorities within or outside the United States, including but not limited to product seizures, injunctions, product recalls, and criminal or civil monetary penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.

In the United States, the FDA does not currently require pre-market approval for products intended to be sold as cosmetics. However, the FDA may in the future require pre-market approval, clearance or registration/notification of cosmetic products, establishments or manufacturing facilities. Moreover, such products could also be regulated as both drugs and cosmetics simultaneously, as the categories are not mutually exclusive. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. For example, if any of our products intended to be sold as cosmetics were to be regulated as drugs, we might be required to conduct, among other things, clinical trials to demonstrate the safety and efficacy of these products. We may not have sufficient resources to conduct any required clinical trials or to ensure compliance with the manufacturing requirements applicable to drugs. If the FDA determines that any of our products intended to be sold as cosmetics should be classified and regulated as drug products and we are unable to comply with applicable drug requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace.

In recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products. If the FDA determines that we have disseminated inappropriate drug claims for our products intended to be sold as cosmetics, we could receive a warning or untitled letter, be required to modify our product claims or take other actions to satisfy the FDA. In addition, plaintiffs’ lawyers have filed class action lawsuits against cosmetic companies after receipt of these types of FDA warning letters. There can be no assurance that we will not be subject to state and federal government actions or class action lawsuits, which could harm our business, financial condition and results of operations.

Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, several lawmakers are currently focused on giving the FDA additional authority to regulate cosmetics and their ingredients. This increased authority could require the FDA to impose increased testing and manufacturing requirements on cosmetic manufacturers or cosmetics or their ingredients before they may be marketed. We are unable to ascertain what, if any, impact any increased statutory or regulatory requirements may have on our business.

We sell a number of products as over-the-counter (“OTC”) drug products, which are subject to the FDA OTC drug regulatory requirements because they are intended to be used as sunscreen or to treat acne. The FDA regulates the formulation, manufacturing, packaging and labeling of OTC drug products. Our sunscreen and acne drug products are regulated pursuant to FDA OTC drug monographs that specify acceptable active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are marketed as OTC drugs are not in compliance with the applicable FDA monograph, we may be required to reformulate the product, stop making claims relating to such product or stop selling the product until we are able to obtain costly and time-consuming FDA approvals. We are also required to submit adverse event reports to the FDA for our OTC drug products, and failure to comply with this requirement may subject us to FDA regulatory action.

We also sell a number of consumer products, which are subject to regulation by the CPSC in the United States under the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations, and standards. The CPSC has the authority to require the recall, repair, replacement or refund of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. The CPSC also requires manufacturers of consumer products to report certain types of information to the CPSC regarding products that fail to comply with applicable regulations. Certain state laws also address the safety of consumer products, and mandate reporting requirements, and noncompliance may result in penalties or other regulatory action.

Our products are also subject to state laws and regulations, such as the California Safe Drinking Water and Toxic Enforcement Act, also known as “Prop 65,” and failure to comply with such laws may also result in lawsuits and regulatory enforcement that could have a material adverse effect on our business, financial condition and results of operations.

Our facilities and those of our third-party manufacturers are subject to regulation under the Federal Food, Drug and Cosmetic Act (the “FDCA”) and FDA implementing regulations.

Our facilities and those of our third-party manufacturers are subject to regulation under the FDCA and FDA implementing regulations. The FDA may inspect all of our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with provisions of the FDCA and FDA regulations. In addition, third-party manufacturer’s facilities for manufacturing OTC drug products are required to comply with FDA’s drug good manufacturing practices (“GMPs”) that require us and our manufacturers to maintain, among other things, good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.

Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations. If the FDA finds a violation of GMPs, it may enjoin our manufacturer’s operations, seize product, and impose administrative, civil or criminal penalties. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective actions, including suspending manufacturing operations, changing product formulations, suspending sales, or initiating product recalls. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business, financial condition and results of operations.

Government authorities regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market, and there is no assurance that the efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. The most significant area of risk for such activities relates to improper or unsubstantiated claims about our products and their use or safety. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, whether cosmetics, OTC drug products or other consumer products that we offer, the FDA, the FTC or other regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling certain products, all of which could harm our business, financial condition and results of operations. Any regulatory action or penalty could lead to private party actions, which could further harm our business, financial condition and results of operations.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased costs of operations or otherwise harm our business, financial condition and results of operations.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, intellectual property, advertising, marketing, distribution, consumer protection and online payment services. The sale of products outside the United States, the introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. For example, in 2015, the European Union High Court of Justice invalidated the U.S.-EU Safe Harbor regarding the transfer of personal information between the United States and the European Union. European and U.S. negotiators agreed in February 2016 on a new framework, the Privacy Shield, which would replace the Safe Harbor framework. However, it is not known whether the European Commission will accept the new, stricter requirements as adequate. Although we sell our products on a UK website, we do not have personnel or operations based in Europe. We have not historically relied on the former Safe Harbor framework to justify the collection, storage and processing of European consumer data on our servers in the United States. If we were to in the future it is already clear that under the new framework, companies which rely on the new Privacy Shield framework will face more stringent obligations and the sanctions for non-compliance with the principles of the framework will be more robust. In addition, the European Union is significantly amending its data protection laws in ways that may limit our ability to collect or use information or increase our potential liability for misuse, loss or a breach of security in data of EU residents. The application, interpretation and enforcement of these laws and regulations may be uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. Moreover, consumer data privacy remains a matter of interest to lawmakers and regulators, and a number of other proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. These existing and proposed laws and regulations can be costly to comply with and can delay or impede our ability to market and sell our products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

Furthermore, foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. Under the present regime, individual EU member countries have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risks from jurisdiction to jurisdiction. Legislation and regulation in the European Union and some EU member states require companies to give specific types of notice and in some cases seek consent from consumers before using their data for certain purposes, including some marketing activities. In the majority of EU member countries, consent must be obtained prior to setting cookies or other tracking technologies. Outside of the European Union, there are many countries with data protections laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws also require consent from consumers for the collection and use of data for various purposes, including marketing, which may reduce the ability to market our products. In particular, these laws may have an impact on our ability to conduct business through websites we and our partners may operate outside the United States. There is no harmonized approach to these laws and regulations globally although several frameworks exist. Consequently, the potential risk of non-compliance with applicable foreign data protection laws and regulations will increase as we continue our international expansion. We may need to change and limit the way we use consumer information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business, financial condition and results of operations.

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include but are not limited to personal injury and class action lawsuits and regulatory investigations relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

We may be required to recall products and may face product liability claims, either of which could result in unexpected costs and damage our reputation.

We sell products for human use. Our products intended for use as cosmetics are not generally subject to pre-market approval or registration processes, so we cannot rely upon a government safety panel to qualify or approve our products for use. A product may be safe for the general population when used as directed but could cause an adverse reaction for a person who has a health condition or allergies, or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported adverse reactions, previously unknown adverse reactions could occur. If we discover that any of our products are causing adverse reactions, we could suffer further adverse publicity or regulatory/government sanctions.

Potential product liability risks may arise from the testing, manufacture and sale of our products, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Product liability claims could increase our costs, and adversely affect our business, financial condition and results of operations. As we continue to offer an increasing number of new products, our product liability risk may increase. It may be necessary for us to recall products that do not meet approved specifications or because of the side effects resulting from the use of our products, which would result in adverse publicity, potentially significant costs in connection with the recall and could have a material adverse effect on our business, financial condition and results of operations.

In addition, plaintiffs in the past have received substantial damage awards from other cosmetic and drug companies based upon claims for injuries allegedly caused by the use of their products. Although we currently maintain general liability insurance, any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy coverage or limits would have to be paid from our cash reserves, which would reduce our capital resources. In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits.

If we are unable to protect our intellectual property the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our principal intellectual property assets include the registered trademarks “e.l.f.,” “eyes lips face” and “play beautifully.” Our trademarks are valuable assets that support our brand and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.

We have limited patent protection, and currently own a United States design patent and have several United States utility and design patent applications pending. We may in the future pursue other patent protection. Limited patent protection for our products limits our ability to protect our products from competition. We primarily rely on know-how to protect our products. It is possible that others will independently develop the same or similar know-how, which may allow them to sell products similar to ours. If others obtain access to our know-how, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized use of such information, which could harm our competitive position.

The efforts we have taken to protect our proprietary rights may not be sufficient or effective. In addition, effective trademark, copyright, patent and trade secret protection may be unavailable or limited for certain of our intellectual property in some foreign countries. Other parties may infringe our intellectual property rights and may dilute our brands in the marketplace. We may need to engage in litigation or other activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such activities could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property or other proprietary rights, our business, financial condition and results of operations may be materially and adversely affected.

Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties.

Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights, trade secrets and other proprietary rights of others. We cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. In addition, third parties may involve us in intellectual property disputes as part of a business model or strategy to gain competitive advantage. While we are not involved in any currently active intellectual property litigation, from time to time we receive allegations of trademark or patent infringement and third parties have filed claims against us with allegations of intellectual property infringement.

To the extent we gain greater visibility and market exposure as a public company or otherwise, we may also face a greater risk of being the subject of such claims and litigation. For these and other reasons, third parties may allege that our products or activities infringe, misappropriate, dilute or otherwise violate their trademark, patent, copyright or other proprietary rights. Defending against allegations and litigation could be expensive, occupy significant amounts of time, divert management’s attention from other business concerns and have an adverse impact on our ability to bring products to market. In addition, if we are found to infringe, misappropriate, dilute or otherwise violate third-party trademark, patent, copyright or other proprietary rights, our ability to use brands to the fullest extent we plan may be limited, we may need to obtain a license, which may not be available on commercially reasonable terms, or at all, or we may need to redesign or rebrand our marketing strategies or products, which may not be possible. We may also be required to pay substantial damages or be subject to an order prohibiting us and our retail customers from importing or selling certain products or engaging in certain activities. Our inability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of others could have a material adverse effect on our business, financial condition and results of operations.

Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.

We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our website. Negative commentary regarding us or our products may be posted on our website or social media platforms and may be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our website. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act (CDA) and Digital Millennium Copyright Act (DMCA) generally protect online service providers from claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

We also use third-party social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Pinterest, Instagram, YouTube and Google+ accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.

Volatility in the financial markets could have a material adverse effect on our business.

While we currently generate significant cash flows from our ongoing operations and have had access to credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets could make future financing difficult or more expensive. If any financial institution party to our credit facilities or other financing arrangements were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity, which could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in currency exchange rates may negatively affect our financial condition and results of operations.

Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the Chinese renminbi, the British pound and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

Future acquisitions or investments could disrupt our business and harm our financial condition.

In the future we may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•	potentially increased regulatory and compliance requirements;
•	implementation or remediation of controls, procedures and policies at the acquired company;
•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;
•	coordination of product, sales, marketing and program and systems management functions;
•	transition of the acquired company’s users and customers onto our systems;
•	retention of employees from the acquired company;

•	integration of employees from the acquired company into our organization;
•	integration of the acquired company’s accounting, information management, human resources and other administrative systems and operations into our systems and operations;
•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities; and
•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.

If we are unable to address these difficulties and challenges or other problems encountered in connection with any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally.

To the extent that we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.

We have previously identified a material weakness in our internal control over financial reporting, and if we are unable to maintain effective internal controls, we may not be able to produce timely and accurate financial statements, and we or our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

Prior to our initial public offering, we were a private company and were not required to test our internal controls on a systematic basis. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our management will be required to report upon the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) beginning with the annual report for our fiscal year ending December 31, 2017. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company” and reach accelerated filer status.

In connection with the preparation of our financial statements for the year ended December 31, 2014, we, in conjunction with our independent registered public accounting firm, identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was primarily related to a lack of adequate review processes and controls within our accounting and finance organization and a lack of sufficient financial reporting and accounting personnel with the technical expertise to appropriately account for complex, non-routine transactions including business combinations, foreign currency transactions and derivative contracts. The material weakness resulted in post-closing adjustments to our consolidated financial statements as of and for the eleven months ended December 31, 2014. During 2015, we took certain actions that remediated the material weakness, which included hiring management-level personnel with technical accounting expertise, designing adequate review procedures in our accounting and finance organization, and identifying and implementing improved processes and controls.

Further, we are in the process of designing and implementing the system of internal control over financial reporting required to comply with our future obligations and to strengthen our overall control environment. This initiative will be time consuming, costly, and might place significant demands on our financial and operational resources, as well as our information technology systems.

Our current efforts to design and implement an effective control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Moreover, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. Furthermore, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price.

Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.

We currently manufacture our products in China and sell our products in several countries outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (OFAC).

While we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with U.S. trade control laws, our employees or agents may engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption or trade controls laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, social media marketing and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our consumer base may be adversely affected, and we may not be able to maintain or grow our net sales and expand our business as anticipated.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

Our business is highly dependent upon email and other messaging services for promoting our brand, products and e-commerce platforms. We provide emails and “push” communications to inform consumers of new products, shipping specials and other promotions. We believe these messages are an important part of our consumer experience. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open or read our messages, our net revenue and profitability would be materially adversely affected. Changes in how web and mail services block, organize and prioritize email may reduce the number of subscribers who receive or open our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications to consumers may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage consumers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our consumers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by consumers could materially adversely affect our business, financial condition and operating results.

Our Sponsor and J.A. Cosmetics Corp. have significant influence over our company, including control over decisions that require the approval of stockholders, which could limit the ability of our other stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders.

Under our amended and restated stockholders agreement that we entered into in connection with our IPO (the “Amended Stockholders Agreement”), our Sponsor has the right to designate up to three members of our board of directors so long as it holds at least 30% of our outstanding common stock, two members of our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one member of our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. Also under the Amended Stockholders Agreement, J.A. Cosmetics Corp. has the right to designate one member of our board of directors so long as it holds at least 10% of our outstanding common stock. Together, our Sponsor’s and J.A. Cosmetics Corp.’s designees currently comprise half of our board of directors. In addition, our Sponsor and J.A. Cosmetics Corp. hold approximately 58% of our common stock and may be deemed to beneficially own approximately 74% of our common stock. Accordingly, the Sponsor and J.A. Cosmetics Corp. exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.

In addition, the Amended Stockholders Agreement provides that for as long as our Sponsor owns or holds, directly or indirectly, at least 30% of our outstanding common stock, we must obtain the consent of our Sponsor before we or our subsidiaries are permitted to take any of the following actions:

•

authorize, issue or enter into any agreement providing for the issuance (contingent or otherwise) of (x) any notes or debt securities with options, warrants or other rights to acquire equity securities or otherwise containing profit participation features or (y) any equity securities other than equity securities issued to employees, directors, consultants or advisors pursuant to a plan, agreement or arrangement approved by our board of directors;

•	liquidate, dissolve or effect a recapitalization or reorganization in any form of transaction or series of transactions;
•	incur any indebtedness in an aggregate amount in excess of $50.0 million (other than indebtedness under the terms and provisions of the Senior Secured Credit Facility); and
•	increase or decrease the size of our board of directors.

Until such time as our Sponsor and J.A. Cosmetics Corp. cease collectively to beneficially own more than 50% of our outstanding common stock, our Sponsor has the ability to call a special stockholder meeting, and our Sponsor and J.A. Cosmetics Corp. have the ability to take stockholder action by written consent without calling a stockholder meeting.

Furthermore, for so long as they continue to collectively hold a majority of the outstanding voting power, our Sponsor and J.A. Cosmetics Corp. have the ability to approve amendments to our amended and restated certificate of incorporation and bylaws and to take other actions without the vote of any other stockholder. Other stockholders will not be able to affect the outcome of any stockholder vote during such time. As a result, our Sponsor and J.A. Cosmetics Corp. have the ability to control all such matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;
•	any determinations with respect to mergers, acquisitions and other business combinations;
•	our acquisition or disposition of assets;
•	our financing activities, including the issuance of equity securities;
•	determinations with respect to the enforcement of rights we may have against third parties;
•	the payment of dividends on our common stock; and
•	the number of shares available for issuance under our stock plans for our existing and prospective employees.

This concentrated control limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. Our Sponsor and J.A. Cosmetics Corp.’s combined voting control may also discourage or block transactions involving a change of control of our company, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

In addition, our amended and restated certificate of incorporation provides that, until such time as our Sponsor and J.A. Cosmetics Corp. cease collectively to beneficially own more than 50% of the outstanding common stock, we will not be subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits persons deemed to be interested stockholders from engaging in a business combination with a publicly-held Delaware corporation for three years following the date these persons become interested stockholders unless the business combination is, or the transaction in which the person became an interested stockholder was, approved in a prescribed manner or another prescribed exception applies. Generally, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15% or more of a corporation’s voting stock. Because we have elected to opt out of Section 203 of the DGCL until such time as our Sponsor and J.A. Cosmetics Corp. cease collectively to beneficially own more than 50% of the outstanding common stock, generally any business combination transaction between our company and either our Sponsor or J.A. Cosmetics Corp. is not subject to the statutory protection otherwise afforded under Section 203 of the DGCL subject to prescribed exceptions.

Moreover, our Sponsor and J.A. Cosmetics Corp. are not prohibited from selling a controlling interest in us to a third party and may do so without stockholder approval and without providing for a purchase of shares of common stock held by other stockholders. Accordingly, shares of our common stock may be worth less than they would be if our Sponsor and J.A. Cosmetics Corp. did not maintain voting control over us.

Our amended and restated certificate of incorporation contains provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to our Sponsor.

Our Sponsor and its affiliates may engage in activities similar to our lines of business or have an interest in the same areas of corporate opportunities as we do. Our amended and restated certificate of incorporation provides that our Sponsor and its affiliates do not have any duty to refrain from (i) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us or (ii) doing business with any of our clients, customers or vendors. In the event that our Sponsor or any of its affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they have no duty to communicate or offer such corporate opportunity to us. Our amended and restated certificate of incorporation also provides that, to the fullest extent permitted by law, neither our Sponsor nor any of its affiliates will be liable to us, for breach of any fiduciary duty or otherwise, by reason of the fact that our Sponsor or any of its affiliates direct such corporate opportunity to another person, or otherwise does not communicate information regarding such corporate opportunity to us, and we have waived and renounced any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. In addition, any member of our board of directors designated by our Sponsor pursuant to the Amended Stockholders Agreement may consider both the interests of our Sponsor and our Sponsor’s obligations under the Amended Stockholders Agreement in exercising such board member’s powers, rights and duties as a director of our company. The Amended Stockholders Agreement contains similar provisions with respect to corporate opportunities as the provisions in our amended and restated certificate of incorporation described above. These potential conflicts of interest could have a material adverse effect on our business, results of operations, financial condition and prospects if attractive business opportunities are allocated by our Sponsor to itself, its affiliates or third parties instead of to us.

We have incurred and will continue to incur increased costs and are subject to additional regulations and requirements as a result of becoming a newly public company, and our management is required to devote substantial time to new compliance matters.

As a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the New York Stock Exchange to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say-on-pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies will continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.

Prior to our IPO, there was no public trading market for shares of our common stock. Although our common stock is now listed on the New York Stock Exchange, an active trading market for our common stock may not develop or be sustained. In addition, we cannot provide any guarantee as to the liquidity of any such market that may develop. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at the time or price they would like to sell.

Even if a trading market develops and is sustained, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets often experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, changes in consumer preferences or cosmetic trends, announcements of new products or significant price reductions by our competitors, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about our industry, the level of success of releases of new products and the number of stores we open, close or convert in any period, and in response the market price of shares of our common stock could decrease significantly.

In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under the Senior Secured Credit Facility and other indebtedness we may incur, and such other factors as our board of directors may deem relevant.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We have approximately 204.7 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our Sponsor, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of November 1, 2016, we had a total of 45,257,137 shares of common stock outstanding. All of the shares sold or issued in our initial public offering are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with the limitations set forth in Rule 144.

Approximately 34,796,500 shares of common stock held by our stockholders prior to our initial public offering are subject to certain restrictions on resale. We, our executive officers, directors and certain of our existing stockholders signed lock-up agreements with the underwriters of the initial public offering, which agreements, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days following the date of the prospectus for our initial public offering. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements.

Upon the expiration of the lock-up agreements described above, all of such 34,796,500 shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144.

The holders of 31,527,281 shares of our common stock, or 70% of our outstanding common stock, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of our Sponsor, J.A. Cosmetics Corp. and certain family trusts of our Chief Executive Officer, Tarang Amin, will have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.

In addition, we have filed a registration statement on Form S-8 under the Securities Act covering an aggregate of 10,677,005 shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. Accordingly, shares registered under the registration statement on Form S-8 will be available for sale in the open market.

As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through offerings of our common stock or other securities.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things:

•

although we do not have a stockholder rights plan, these provisions would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

•	these provisions provide for a classified board of directors with staggered three-year terms;
•

these provisions require advance notice for nominations of directors by stockholders, subject to the Amended Stockholders Agreement, and for stockholders to include matters to be considered at our annual meetings;

•

these provisions prohibit stockholder action by written consent after such time as our Sponsor and J.A. Cosmetics Corp. cease collectively to beneficially own (directly or indirectly) more than 50% of the voting power of the outstanding shares of our common stock (the “Trigger Event”);

•

these provisions provide for the removal of directors only for cause and only upon affirmative vote of holders of at least 75% of the shares of common stock entitled to vote generally in the election of directors from and after the Trigger Event; and

•

these provisions require the amendment of certain provisions only by the affirmative vote of at least 75% of the shares of common stock entitled to vote generally in the election of directors from and after the Trigger Event.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial, provided that we will not be subject to Section 203 of the DGCL until after such time as the Trigger Event occurs. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for other stockholders to elect directors of their choosing and to cause us to take other corporate actions they may desire.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We qualify as an emerging growth company as defined in the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, for so long as we are an emerging growth company, we will not be required to:

•	engage an independent registered public accounting firm to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•

comply with any requirement that may be adopted by the PCAOB, regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;” or
•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

We may remain an emerging growth company until the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an emerging growth company earlier under certain circumstances, including (i) if we become a large accelerated filer, (ii) if our gross revenue exceeds $1.0 billion in any fiscal year or (iii) if we issue more than $1.0 billion in non-convertible notes in any three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot provide any assurances that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 30 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

If securities analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this provision in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered sales of equity securities and use of proceeds

Unregistered sales of equity securities

From July 1, 2016 through September 21, 2016, we granted to our directors, officers, and employees options to purchase an aggregate of 429,870 shares of common stock at an exercise price of $8.22 per share and 596,217 RSUs under our equity compensation plans.

From July 1, 2016 through September 21, 2016, we issued and sold to our directors, officers and employees an aggregate of 875,924 shares of common stock upon the exercise of options under our equity compensation plans at an exercise price of $1.84 per share, for aggregate proceeds of $1.6 million.

The sales and issuances of securities in the transactions described above were exempt from the registration requirements of the Securities Act under Rule 701 promulgated thereunder, in that they were offered and sold either pursuant to written compensatory plans or written contracts relating to compensation, as provided by Rule 701.  These sales and issuances did not involve underwriters, underwriting discounts or commissions or public offerings of e.l.f. securities.

Use of proceeds from initial public offering of common stock

On September 27, 2016, we completed the initial public offering of our common stock pursuant to a Registration Statement filed on Form S-1 (File No. 333-213333) and declared effective by the SEC on September 21, 2016.

Under the Registration Statement, we and the selling stockholders sold an aggregate of 9,583,333 shares of common stock at a price to the public of $17.00 per share. This included 1,250,000 shares issued and sold by the selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised prior to the completion of the initial public offering. We raised $54.9 million in net proceeds after deducting underwriting discounts and commissions of $4.8 million and offering expenses of $8.3 million. None of the expenses associated with the offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus. We used $40.4 million of our net proceeds to repay existing indebtedness, including a related pre-payment penalty of $0.4 million, with the remaining proceeds to be used for working capital and general corporate purposes. The managing underwriters of our initial public offering were J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

None

Item 5. Other information

None

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Amended and Restated Stockholders Agreement, dated as of September 21, 2016, by and among the Company and certain equityholders party thereto.	X

10.1

Consent and Second Amendment to Credit Agreement, dated as of September 19, 2016, by and among e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.), the Company, certain of the Company’s U.S. subsidiaries, Bank of Montreal, as administrative agent and lender, and the other parties thereto.

			S-1	10.6(c)	333-213333	9/19/2016

10.2*	2016 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.16	333-213333	9/12/2016

10.3*	Form of Stock Option Grant Notice under the 2016 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.17	333-213333	9/12/2016

10.4*	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1	10.18	333-213333	9/12/2016

10.5*	Amended and Restated Employment Agreement, dated as of September 7, 2016, by and among Erin Daley, e.l.f. Cosmetics, Inc. and the Company.		S-1	10.23	333-213333	9/12/2016

10.6*	Employment Agreement, dated as of July 8, 2016, by and between Jonathan T. Fieldman, e.l.f. Cosmetics, Inc. and the Company.		S-1	10.24	333-213333	8/26/2016

10.7*	Form of Indemnification Agreement for directors and officers.		S-1	10.25	333-213333	8/26/2016

10.8*	Non-Employee Director Compensation Program.		S-1	10.26	333-213333	9/12/2016

10.9*	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.27	333-213333	9/12/2016

10.10*	Amendment to 2014 Phantom Equity Plan of e.l.f. Beauty, Inc., dated as of September 5, 2016.		S-1	10.28	333-213333	9/12/2016

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

32.1#	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.	X

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

X

*	Indicates management contract or compensatory plan
#

These certifications are deemed furnished, and not filed, with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of e.l.f. Beauty, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 10, 2016 on its behalf by the undersigned, thereunto duly authorized.

e.l.f. Beauty, Inc.

November 10, 2016	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman, Chief Executive Officer and Director

November 10, 2016	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer

e.l.f. Beauty, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Amended and Restated Stockholders Agreement, dated as of September 21, 2016, by and among the Company and certain equityholders party thereto.	X

10.1

Consent and Second Amendment to Credit Agreement, dated as of September 19, 2016, by and among e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.), the Company, certain of the Company’s U.S. subsidiaries, Bank of Montreal, as administrative agent and lender, and the other parties thereto.

			S-1	10.6(c)	333-213333	9/19/2016

10.2*	2016 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.16	333-213333	9/12/2016

10.3*	Form of Stock Option Grant Notice under the 2016 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.17	333-213333	9/12/2016

10.4*	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1	10.18	333-213333	9/12/2016

10.5*	Amended and Restated Employment Agreement, dated as of September 7, 2016, by and among Erin Daley, e.l.f. Cosmetics, Inc. and the Company.		S-1	10.23	333-213333	9/12/2016

10.6*	Employment Agreement, dated as of July 8, 2016, by and between Jonathan T. Fieldman, e.l.f. Cosmetics, Inc. and the Company.		S-1	10.24	333-213333	8/26/2016

10.7*	Form of Indemnification Agreement for directors and officers.		S-1	10.25	333-213333	8/26/2016

10.8*	Non-Employee Director Compensation Program.		S-1	10.26	333-213333	9/12/2016

10.9*	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.27	333-213333	9/12/2016

10.10*	Amendment to 2014 Phantom Equity Plan of e.l.f. Beauty, Inc., dated as of September 5, 2016.		S-1	10.28	333-213333	9/12/2016

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1#	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.	X

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

X

*	Indicates management contract or compensatory plan
#

These certifications are deemed furnished, and not filed, with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of e.l.f. Beauty, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.