Form 10-K
period 2016-12-31
e.l.f. Beauty, Inc.
filed 2017-03-15
CIK 1600033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37873

e.l.f. Beauty, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4464131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 10th Street

Oakland, CA 94607

(510) 778-7787

(Address of registrant’s principal executive offices, including zip code,

and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common equity.

The number of shares of registrant’s Common Stock outstanding as of March 1, 2017 was 45,655,937.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

e.l.f. Beauty, Inc.

i

PART I

Item 1. Business.

e.l.f. Beauty, Inc. and subsidiaries (the “Company,” “e.l.f.,” “we,” “us,” “its” and “our”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. In April 2016, we changed our name to e.l.f. Beauty, Inc. We conduct business under the name e.l.f. Cosmetics, and offer high-quality, prestige-inspired products to consumers through our retail customers, e.l.f. stores and e-commerce channels.

e.l.f.: Changing the face of beauty

We are one of the fastest growing, most innovative cosmetics companies in the United States. Driven by our mission to make luxurious beauty accessible for all women to play beautifully®, we have challenged the traditional belief that quality cosmetics are only available at high prices in select channels. e.l.f. offers high-quality, prestige-inspired beauty products at extraordinary value, with the majority of our items retailing for $6 or less. Our price points encourage trial and experimentation, while our commitment to quality and a differentiated consumer engagement model engender loyalty among a passionate and vocal group of consumers.

We believe our success is rooted in our innovation process and ability to build direct consumer relationships. Born as an e-commerce company over a decade ago, we have created a modern consumer engagement and responsive innovation model that keeps our products on-trend and our consumers engaged as brand ambassadors. Our consumers provide us with real-time feedback through reviews and social media, which enables us to refine and augment our product portfolio in response to their needs. We are able to launch high-quality products quickly by leveraging our fast-cycle product development and asset-light supply chain. Our products are first launched on elfcosmetics.com, and distribution is generally only broadened to our retail customers after we receive strong consumer validation online.

Our brand appeals to some of the most sought after consumers in the category. We believe the combination of our affordable price points and on-trend, innovative product assortment encourages trial, offers a strong value proposition and appeals to a broad base of consumers. Relative to the overall cosmetics category, our brand over-indexes with Millennials, multi-cultural consumers and some of the heaviest users in the category. This attractive and loyal consumer base supports high sales per linear foot and higher category sales for our retail customers. By combining our strong relationships with leading retailers with integrated consumer engagement across our e.l.f. stores, e-commerce and social media, we are a true multi-channel brand.

Our history

We were founded in 2004 and have sought to disrupt the traditional beauty model of high prices, long product cycles and traditional advertising. Utilizing sourcing relationships in China, we rapidly created prestige-inspired products at an affordable price. Bypassing traditional channels, we connected directly with consumers and launched elfcosmetics.com, where the first products sold for $1 each. Our affordable, on-trend offering coupled with our direct approach resonated with young, diverse makeup enthusiasts, who became loyal e.l.f. consumers and helped build the brand through digital engagement and strong word of mouth.

Consumers told us what they did and did not like, as well as what other products they wanted to see from the brand. And we listened. We established deep, genuine connections with our consumers as they informed, inspired and motivated us. We broadened our assortment and expanded our price range up to $6 while staying true to our mission to delight our consumers with luxurious beauty at an extraordinary value.

In 2008, Target, a key beauty destination for many consumers, decided to test e.l.f. in its stores. Once at Target, we brought incremental sales to Target’s cosmetic category and the highest sales per linear foot across the entire cosmetics department. We believe the Target guest appreciated not having to choose between quality and affordable prices, and the e.l.f. cosmetics brand has exhibited strong sales growth in this account ever since. Over the next several years, we nurtured our vibrant community and expanded our distribution to other leading retailers such as Walmart. We gained chain-wide distribution in Target stores in 2013 and in that same year, we opened our first e.l.f. store to add another dimension to the brand experience and further bring our mission of accessible beauty to life.

In January 2014, TPG Growth II Management LLC (“TPG Growth” or our “Sponsor”), a leading global private equity firm, acquired a controlling interest in e.l.f. to further scale and transform the company. Concurrent with the acquisition, Tarang Amin was appointed as CEO. The objective was to grow the business by enhancing the management team, building the e.l.f. brand, driving industry-leading innovation, expanding distribution and improving operational efficiency.

Over the past three years, we have made significant investments in our business by adding top talent and building our functional capabilities. We have developed strong consumer relationships and a new brand strategy behind play beautifully; accelerated our first-to-mass innovation capability, including our first category adjacency in skin care; expanded our distribution; and significantly strengthened our operations, including transforming our China team and supplier base to deliver even higher quality. Our efforts have made e.l.f. one of the fastest-growing cosmetics companies in the United States.

Our strategic differentiation

We are driven by what today’s cosmetics consumer wants—an assortment of high-quality, prestige-inspired cosmetics at extraordinary value. We do not define ourselves as strictly mass or prestige, or limit our product availability to select channels. Through our modern consumer engagement and responsive innovation model, we interact with our consumers instead of broadcasting at them. This allows us to stay in tune with their needs and build trust and loyalty. Our business model has multiple areas of competitive advantage:

Authentic brand that attracts some of the best consumers in the category

e.l.f. was founded to fill the gap between high-priced prestige beauty products and less innovative mass products. For over a decade, we have prioritized getting to know our consumers, and they in turn have provided us with valuable feedback, enabling us to address this gap and build e.l.f. into an authentic and trusted brand. By providing a comprehensive experience—from integrated engagement online, through social media and in our stores to our differentiated product offerings—we have drawn a strong following among the most sought after and heaviest users of cosmetic products.

One of our greatest strengths is the consumer that we attract. We appeal to a broad base of beauty consumers from experts to novices who enjoy experimenting with makeup. Many traditional brands have rapidly aging user bases. In contrast, we have strong appeal with Millennials and Hispanics, two of the fastest growing demographic groups in the United States.

Consumer-centric and efficient marketing model

We believe that modern cosmetics consumers are fundamentally different than generations of women before them and are not as engaged by the broad-scale marketing and advertising tactics used by many traditional beauty companies. e.l.f. has deployed a low-cost, consumer-centric marketing model. Total expenses for advertising and promotions in 2016 were $5.6 million, less than 3% of our net sales.

Our consumers have been our best advocates, growing the e.l.f. brand virally through strong word of mouth. Many are very active in social media, write reviews of our products online and generate content on YouTube and other social media outlets.  Our e-commerce site has over 25 million visitors a year and we possess a social media following on Instagram, Facebook and YouTube that rivals the larger cosmetics brands. elfcosmetics.com reflects our passionate consumer base with over 100,000 ratings.  Our digital content—including images, text, and video—inspires our fans with looks and products they love and avoids common industry messaging that beauty is about perfection. We feature e.l.f. consumers as our stars, and reinforce our promise to make luxurious beauty accessible.

High-quality cosmetics at an extraordinary value enabled by flexible, asset-light operations

e.l.f. consumers recognize our ability to provide a broad assortment of high-quality products at an extraordinary value. The majority of our items retail for $6 or less, providing a low-risk way for consumers to try new products.  From formulation to package design, our products deliver quality and innovation at a fraction of prestige prices, facilitating frequent consumer purchasing and experimentation without the guilt of overspending.

All e.l.f. products are hypoallergenic and non-comedogenic. We do not test on animals or endorse such practices, nor do we use ingredients that are tested on animals. We have been designated as being a “cruelty-free” company by People for the Ethical Treatment of Animals.

Our portfolio spans the eyes, lips, face, kits, tools and skin care categories.

Fast-cycle innovation and validation model

We believe innovation is key to our success and that we are a leader in the industry in speed and new product introductions.  We leverage multiple sources of inspiration to develop our new product ideas, including global trend assessments, supplier and industry research, strategic customer input and consumer feedback and insights. Our innovation strategy is underpinned by three key pillars to delight consumers:

•

First-to-mass.    “First-to-mass” products are inspired by trends in prestige beauty that we bring to the mass market. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for how they can achieve on-trend looks, but at an accessible price.  Examples include the e.l.f. Mineral Infused Face Primer at $6 versus a prestige primer at $36, e.l.f. Mad for Matte Eyeshadow Palette Trio at $10 versus a prestige eyeshadow trio at $36, the e.l.f. Contouring Brush at $6 versus a similar type of brush at $35 and the e.l.f. Lip Exfoliator at $3 versus a similar type of lip treatment at $24.

•

Core expansion.    Core expansion items are those trend-inspired products across eyes, lips, face and tools that augment our assortment and deliver extraordinary value across price points. We consistently evaluate our core eyes, lips, face and tools offerings and develop new items based on category trends, consumer feedback and other market intelligence.

•	Adjacencies. We believe that we can reapply our model to launch products into adjacent categories. We recently entered the skin care category with a high-quality skin care product assortment.

When we launch a new e.l.f. beauty product online, we leverage our unique community of digitally engaged consumers. elfcosmetics.com is a vehicle for refining products and determining best sellers. We are able to analyze sales results, reviews and feedback through social media to provide a quick indication of a product’s performance. We use this valuable data to introduce validated, best-selling products to retail, which drives leading performance relative to others in the category.

Unlike many cosmetics companies that launch products in concert with the timing of when retailers rearrange or restock products, we leverage our multi-channel model to launch products throughout the year and test them online and in e.l.f. stores.

True multi-channel brand blurs the lines between mass and prestige

We are a true multi-channel brand with strength across e-commerce, national retailers and our e.l.f. stores. Our ability to engage our consumers across multiple touch points differentiates e.l.f. from traditional mass brands, which typically focus on one channel. We also leverage insights gained from each channel to drive performance across the business.

•

e-commerce.   Our e-commerce business serves as a strong source of sales and an important component of our engagement and innovation model. We have nurtured a loyal, highly active online community for over a decade. Our foundation as an e-commerce company and our digital engagement model drive high conversion on elfcosmetics.com, where we sell our full product offering.

•

National retailers.    We currently sell our products in the United States in the mass, drug store, food, and specialty retail channels. We are one of the fastest growing cosmetics brands at Target and Walmart.

•

e.l.f. stores.    We were the first mass cosmetics brand with our own stores, a format historically limited to prestige brands. We believe our stores serve as one of our most effective and efficient vehicles for marketing and consumer engagement.

•	International. e.l.f. products are sold in a number of international markets. We are focused on growing sales in three priority international markets: Canada, the United Kingdom and Mexico.

High-performance team and culture

We have assembled a world-class management team that possesses an excellent track record of results and has successfully worked together for many years. During the team’s prior tenure at Schiff Nutrition (NYSE: SHF), the company grew in enterprise value from $190 million to $1.5 billion in less than two years and was acquired by Reckitt Benckiser (London Stock Exchange: RB). With strong backgrounds from The Clorox Company, The Procter & Gamble Company, L’Oreal S.A., Mary Kay Inc., TPG and other leading companies, our team has demonstrated skills in building brands, leading innovation, expanding distribution, making acquisitions and driving world-class operations. We operate with a high-performance team culture.

Markets and competition

The cosmetics category primarily consists of face makeup, eye makeup, lip products, nail products and cosmetics sets/kits and excludes beauty tools and accessories such as brushes and applicators. Cosmetics are broadly sold through food, drug and mass channels, as well as through department stores and direct and specialty channels. The cosmetics industry is relatively concentrated.

A significant portion of cosmetics retail sales in the United States are generated by brands owned by L’Oreal S.A., The Estee Lauder Companies Inc., Revlon Inc., Coty Inc., and Shiseido Company, Limited. These large multinational companies own many brands across mass and prestige cosmetics and e.l.f. is one of a small number of brands that is independent. In addition to the traditional brands against which we compete, small independent companies continue to enter the market with new brands and customized product offerings.

Operations

We have developed a scalable, asset-light supply chain centered on speed to market and high-quality at low costs. Our China-based sourcing, quality and innovation teams work with their U.S.-based counterparts to deliver ongoing product quality, innovation and cost savings.

Manufacturing process

Our manufacturing process centers on close collaboration with a network of third-party manufacturers in China. We believe what differentiates us is our ability to drive speed, quality and efficient production. We leverage high annual unit volumes with our suppliers to have them quickly produce small quantities of a new product so that we can launch online in as few as 20 weeks from concept and 27 weeks on average. These early sales provide us with validation data to determine which products to introduce at our national retail customers. Based on what we decide to scale up, we can provide higher, more reliable, longer-term volumes to our manufacturers.

Over the past three years, we have transformed our China team and supply network to drive even higher quality, while keeping our flexible and low cost structure. We have ample manufacturing capacity as well as back-up capability in the event that one or more suppliers cannot meet our needs. Our broad supply base gives us the ability to fulfill our product requirements and remain cost competitive.

Ingredients and packaging

We work closely with our suppliers on new product innovation and quality. Our innovation team creates our formulas and our suppliers produce to our specifications. We are not overly dependent on any single formula raw material. These raw materials are broadly available and have regular quality testing for ingredient integrity.

e.l.f. team members create our component and secondary packaging specifications and source their production. We have multiple component and packaging suppliers in place with ample back-up capacity. Our co-packers purchase from our packaging suppliers at our pre-negotiated specifications and rates. This allows us to efficiently manage our packaging quality, capacity and cost.

Quality control

We have a comprehensive quality assurance program that gives us visibility into the quality of our products during the sourcing and production cycle. Our innovation team approves product samples and is on-site for initial production runs of new products. Our China-based quality team provides oversight through on-site inspections and audits of our third-party manufacturers as well as component and packaging suppliers. We periodically conduct comprehensive audits of all our suppliers and have an on-site scheduled presence at our primary suppliers, where we inspect and monitor finished and semi-finished product, raw materials, batch records and testing records. We also validate our manufacturers’ finished product testing results with third-party laboratory testing. In the spirit of continual improvement, we have frequent dialogue with our suppliers on quality assurance enhancements.

Warehousing, distribution and logistics

In early 2016, we opened a new distribution center in Ontario, California, to replace our previous distribution center in New Jersey. This facility supports multi-channel shipping, with the ability to pick and ship directly to e-commerce consumers, e.l.f. stores, national retail customers and international customers. We have also invested capital in scanning and conveying technology. Our facility is operated by a leading third-party logistics provider.

Seasonality

Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the third or fourth quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth quarters, our working capital needs are greater during the second and third quarters of the fiscal year. For more information regarding our working capital requirements see Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Financial condition, liquidity and capital resources.” Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major customers as well as our expansion into new customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity. For more information regarding customer concentration see Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Overview.”

Management information systems

We use our information systems to manage our national retailers, e.l.f. stores, e-commerce and corporate operations. These management information systems provide business process support and intelligence across our multi-channel operations.

Our information system infrastructure employs a comprehensive enterprise resource planning (“ERP”) platform provided and supported by a leading global software partner. This system covers order entry, customer service, accounts payable, accounts receivable, purchasing, asset management and manufacturing.

Our order management process is automated via electronic data interchange with the vast majority of our retail customers feeding orders directly to our ERP platform. From time to time, we enhance and complement the system with additional software. We have an integrated warehouse management system managed by our third-party logistics provider, which allows us to improve real-time tracking and management of inventory. We are also implementing computerized point-of-sale systems in our e.l.f. stores to enable real-time reporting and analytics.

Trademarks and other intellectual property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “e.l.f.,” “eyes lips face” and “play beautifully,” all of which are registered with the U.S. Patent and Trademark Office for our goods and services of primary interest. These trademarks are also registered or have a registration pending in Australia, Brazil, Canada, China, the European Union, India, Mexico, Russia and approximately 20 other countries or registries. We also have numerous other trademark registrations and pending applications for product names and tag lines. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’ favorable perception of our products. The current registrations of these trademarks in the United States and foreign countries are effective for consecutive terms of 10 to 15 years and due for periodic renewals, presently scheduled between 2017 and 2028, provided that we comply with all applicable renewal requirements including, where necessary, the continued use of trademarks in connection with the listed goods. In addition to trademark protection, we own numerous URL designations, including elfcosmetics.com. We also rely on and use reasonable business activities to protect unpatented proprietary expertise and product formulations, continuing innovation and other know-how to develop and maintain our competitive position.

Employees

As of December 31, 2016, we had approximately 249 full-time employees and an additional 102 part-time employees. As of December 31, 2016, we had 193 and 56 full-time employees in the United States and China, respectively. The majority of our part-time employees worked in our e.l.f. stores. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Government regulation

We and our products are subject to regulation by the Food and Drug Administration (the “FDA”), the Consumer Product Safety Commission (the “CPSC”) and the Federal Trade Commission (the “FTC”) as well as various other federal, state, local and foreign regulatory authorities. These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products.

Under the Federal Food, Drug and Cosmetic Act (the “FDCA”), cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. The labeling of cosmetic products is also subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA, however certain ingredients, such as color additives, must be pre-authorized. If safety of the products or ingredients has not been adequately substantiated, a specific warning label is required. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false nor misleading labeling and that they are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, we may be required by a regulatory authority or we may independently decide to conduct a recall or market withdrawal of our product or to make changes to our manufacturing processes or product formulations or labels, which could result in an insufficient amount of our products in the market and harm our reputation.

The FDA evaluates the “intended use” of a product to determine whether it is a drug, cosmetic product, or both. If a product is intended for use in the diagnosis, cure, mitigation, treatment or prevention of a disease condition or to affect the structure or function of the human body, the FDA will regulate the product as a drug. Drug products will then be subject to applicable requirements under the FDCA. The FDA may also consider labeling claims in determining the intended use of a product. If the FDA considers label claims for our cosmetic products to be claims affecting the structure or function of the human body, or intended for a disease condition, those products may be regulated as “new” drugs. If such products were regulated as “new” drugs by the FDA, it would be necessary to obtain pre-market approval, which includes, among other things, conducting clinical trials to demonstrate safety and efficacy of our products in order to continue marketing those products. However, we may not have sufficient resources to conduct any required clinical studies and because clinical trial outcomes are uncertain we may not be able to demonstrate sufficient efficacy or safety data to resume future marketing of those products.

Our current products that are intended to treat acne and used as sunscreen, including skin care products with SPF, are considered over-the-counter (“OTC”) drug products by the FDA. Our OTC products are subject to regulation through the FDA’s “monograph” system which specifies, among other things, permitted active drug ingredients and their concentrations. The FDA’s monograph system also provides the permissible product claims and certain product labeling requirements, based on the intended use of the product. Our OTC drug products must be manufactured consistent with the FDA’s current drug good manufacturing practices (“GMP”) requirements, and the failure to maintain compliance with these requirements could require us to conduct recalls, market withdrawal, or make changes to our manufacturing practices. Any of these actions could result in harm to our reputation or affect our ability to provide sufficient product to the market.

The FDA may change the regulations as to any product category, requiring a change in labeling, product formulation or analytical testing. However, we may not have sufficient resources to conduct any required analytical testing, reformulate the product or make required label changes, possibly resulting in an inability to continue or resume marketing these products. Any inquiries or investigations from the FDA, FTC or other foreign regulatory authorities into the regulatory status of our cosmetic products and any subsequent interruption in the marketing and sale of those products could severely damage our brand and company reputation in the marketplace.

We are subject to regulation by the CPSC under the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations and standards. The CPSC has the authority to require the recall, repair, replacement or refund of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. CPSC regulations also require manufacturers of consumer products to report to the CPSC certain types of information regarding products that fail to comply with applicable regulations. Certain state laws also address the safety of consumer products and mandate reporting requirements, and noncompliance may result in penalties or other regulatory action.

The FTC, FDA and other government authorities also regulate advertising and product claims regarding the safety, performance and benefits of our products. These regulatory authorities typically require a safety assessment of the product and reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market, and there is no assurance that our efforts to support our claims will be considered sufficient. The most significant area of risk for such activities relates to improper or unsubstantiated claims about the use and safety of our products. If we cannot adequately support safety or substantiate our product claims, or if our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, the FDA, FTC or other regulatory authority could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling certain products, all of which could harm our business, financial condition and results of operations.

We are also subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. In particular, we are subject to federal, state and foreign laws regarding privacy and protection of people’s data. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy and data protection which could affect us. For example, in the European Union, the current data protection laws will be replaced by the new General Data Protection Regulation (“GDPR”), which was adopted May 2016 and will become effective in May 2018. The GDPR will implement more stringent operational requirements for controllers of personal data such as us, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also significantly increases penalties for non-compliance. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) or other liabilities, as well as negative publicity and a potential loss of business. Furthermore, a draft of the new ePrivacy Regulation was announced in January 2017, which is scheduled to become effective in May 2018 (alongside the GDPR) and will replace the current European electronic e-privacy and marketing rules. When implemented, the ePrivacy Regulation is expected to alter rules on direct marketing, and technology for online behavioral advertising and to impose stricter requirements on companies using these tools. The interpretation and application of both the GDPR and the ePrivacy Regulation will remain uncertain until both have become effective and regulators begin issuing guidance and enforcing the new rules.

Environmental, health and safety

We are subject to numerous foreign, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and environmental protection, including those relating to emissions to the air, discharges to land and surface waters, generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the registration and evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable environmental, health and safety requirements. Compliance with such laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position. However, environmental laws and regulations have tended to become increasingly stringent and, to the extent regulatory changes occur in the future, they could result in, among other things, increased costs to our company. For example, certain states such as California and the U.S. Congress have proposed legislation relating to chemical disclosure and other requirements related to the content of our products.

Segments

We operate our business as a single operating and reportable segment.  For more information regarding segment reporting, see Note 2 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K (“Annual Report”) under the caption “Segment reporting.”

Geographic information

For information regarding the geographic source of our net sales and the location of our long-lived assets, see Note 2 to our consolidated financial statements in Item 15 of this Annual Report under the heading “Segment reporting.” For information regarding the risks related to our non-U.S. operations, see Item 1A “Risk factors” of this Annual Report under the captions, “We are subject to international business uncertainties” and “We have significant operations in China, which exposes us to risks inherent in doing business there.”

Corporate information

We completed the initial public offering of our common stock in September 2016. Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ELF.” We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we are subject to reduced public company reporting requirements. Our principal executive offices are located at 570 10th Street, Oakland, California 94607. Our telephone number is (510) 778-7787. Our website address is www.elfcosmetics.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any other filings we make with the U.S. Securities and Exchange Commission (the “SEC”).

Available information

We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Copies of this information may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any other filings we make with the SEC.

Item 1A. Risk factors.

Certain risks may have a material adverse effect on our business, financial condition and results of operations. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report, including our consolidated financial statements and related notes thereto and “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of this Annual Report.

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

A limited number of our retail customers account for a large percentage of our net sales. Walmart and Target accounted for 30% and 28%, respectively, of our net sales in 2016. We expect a small number of retailers will, in the aggregate, continue to account for the majority of our net sales for foreseeable future periods. Any changes in the policies or our ability to meet the demands of our retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to display space could have a material adverse effect on our business, financial condition and results of operations.

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

Although our net sales and profitability have grown rapidly from 2014 through 2016, this should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:

•	we may lose one or more significant retail customers, or sales of our products through these retail customers may decrease;
•	the ability of our third-party suppliers and manufacturers to produce our products and of our distributors to distribute our products could be disrupted;
•	because all of our products are sourced and manufactured in China, our operations are susceptible to risks inherent in doing business there;

•	our products may be the subject of regulatory actions, including but not limited to actions by the FDA, the FTC and the CPSC in the United States;
•	we may be unable to introduce new products that appeal to consumers or otherwise successfully compete with our competitors in the cosmetics industry;
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

We have grown rapidly, with our net sales increasing from $144.9 million in the Unaudited Pro Forma Combined 2014 Period (as defined in “Selected financial data” in Part II, Item 6 of this Annual Report) to $229.6 million in the year ended December 31, 2016. Our growth has placed, and will continue to place, a strain on our management team, financial and information systems, supply chain and distribution capacity and other resources. To manage growth effectively, we must continue to enhance our operational, financial and management systems, including our warehouse management, inventory control and in-store point-of-sale systems; maintain and improve our internal controls and disclosure controls and procedures; maintain and improve our information technology systems and procedures; and expand, train and manage our employee base.

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

We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to a single distribution facility located in Ontario, California, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through elfcosmetics.com. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. As another example, in December 2015, a parcel carrier returned five pallets of holiday shipments to us based on their service backlog, causing significant delays in our holiday shipments. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for, and popularity of, various products to make purchase decisions and to manage our inventory of stock-keeping units (“SKUs”). Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or componentry. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations. See also “—Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.”

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2016, we had a total of $165.4 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $34.5 million under our Revolving Credit Facility (as defined in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of this Annual Report under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

We collect, maintain, transmit and store data about our consumers, suppliers and others, including personally identifiable information and financial information, as well as other confidential and proprietary information. We also employ third-party service providers that collect, store, process and transmit proprietary, personal and confidential information, including credit card information, on our behalf.

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

We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks in the United States, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. For online consumers, these are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. To the extent we are an online seller, requirements relating to consumer authentication and fraud detection are more complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.

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

We currently source and manufacture all of our products from third-party suppliers and manufacturers in China. As of December 31, 2016, we had a team of 56 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations. See also “—Changes in tax law and other developments resulting from the new presidential administration in the United States may have a material adverse effect on our business, financial condition and results of operations.”

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

Changes in tax law and other developments resulting from the new presidential administration in the United States may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade resulting from the 2016 U.S. presidential and congressional elections may have an adverse effect on our business, financial condition and results of operations.  Potential tax reforms in the United States may result in significant changes to current U.S. tax rules and regulations. These changes could have a material adverse effect on our business, results of operations and liquidity as a result of the fact, among others, that we currently source and manufacture all of our products from third-party suppliers and manufacturers in China.

Although we are unable to predict what, if any, changes will occur, the 2016 U.S. presidential election introduced a great deal of uncertainty regarding current tax and trade law, regulation and government policy, and, if implemented, some proposals discussed before and after the election have the potential to adversely affect trade between the United States and China. Changes in U.S.-China trade relations and changes to U.S. tax or other laws (including new or changes in regulations promulgated by the U.S. Internal Revenue Service and the U.S. Department of the Treasury) as well as changes in Chinese laws and regulations, such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products in the U.S. market.

If our cash from operations is not sufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition and results of operations may be materially and adversely affected.

We may require additional cash resources due to changed business conditions or other future developments, including any marketing initiatives, investments or acquisitions we may decide to pursue. To the extent we are unable to generate sufficient cash flow, we may be forced to cancel, reduce or delay these activities. Alternatively, if our sources of funding are insufficient to satisfy our cash requirements, we may seek to obtain an additional credit facility or sell equity or debt securities. The sale of equity securities would result in dilution of our existing stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and operating and financing covenants that could restrict our operations.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under our Senior Secured Credit Facility (as defined in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of this Annual Report under the heading “Description of indebtedness”) can terminate their commitments to loan money under our Revolving Credit Facility, and our lenders under our Senior Secured Credit Facility can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

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

We sell a number of products as OTC drug products, which are subject to the FDA OTC drug regulatory requirements because they are intended to be used as sunscreen or to treat acne. The FDA regulates the formulation, manufacturing, packaging and labeling of OTC drug products. Our sunscreen and acne drug products are regulated pursuant to FDA OTC drug monographs that specify acceptable active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are marketed as OTC drugs are not in compliance with the applicable FDA monograph, we may be required to reformulate the product, stop making claims relating to such product or stop selling the product until we are able to obtain costly and time-consuming FDA approvals. We are also required to submit adverse event reports to the FDA for our OTC drug products, and failure to comply with this requirement may subject us to FDA regulatory action.

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

Our facilities and those of our third-party manufacturers are subject to regulation under the FDCA and FDA implementing regulations. The FDA may inspect all of our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with provisions of the FDCA and FDA regulations. In addition, third-party manufacturer’s facilities for manufacturing OTC drug products must comply with the FDA’s current drug GMP requirements that require us and our manufacturers to maintain, among other things, good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, intellectual property, advertising, marketing, distribution, consumer protection and online payment services. The sale of products outside the United States, the introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. For example, in 2015, the European Union Court of Justice invalidated the U.S.-EU Safe Harbor Agreement regarding the transfer of personal information between the United States and the European Union. European and U.S. negotiators agreed in February 2016 on a new framework, the Privacy Shield, which replaced the Safe Harbor framework from August 2016 onwards. However, there is currently litigation against this framework and it is uncertain whether the Privacy Shield framework will be similarly invalidated by the EU court. It is not known whether the European Commission will accept the new, stricter requirements as adequate. Although we sell our products on a UK website, we do not have personnel or operations based in the European Union. We have not historically relied on the former Safe Harbor framework to justify the collection, storage and processing of European consumer data on our servers in the United States. If we were to in the future it is already clear that under the new framework, companies which rely on the new Privacy Shield framework will face more stringent obligations and the sanctions for non-compliance with the principles of the framework will be more robust. In addition, the European Union is significantly amending its data protection laws in ways that may limit our ability to collect or use information or increase our potential liability for misuse, loss or a breach of security in data of EU residents. In particular, if our privacy or data security measures fail to comply with applicable future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) or other liabilities, as well as negative publicity and a potential loss of business. The application, interpretation and enforcement of these laws and regulations may be uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. Moreover, consumer data privacy remains a matter of interest to lawmakers and regulators, and a number of other proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. These existing and proposed laws and regulations can be costly to comply with and can delay or impede our ability to market and sell our products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

Furthermore, foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. Under the present regime, individual EU member countries have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risks from jurisdiction to jurisdiction. Legislation and regulation in the European Union and some EU member states require companies to give specific types of notice and in some cases seek consent from consumers before using their data for certain purposes, including some marketing activities. In the majority of EU member countries, consent must be obtained prior to setting cookies or other tracking technologies. In addition, new rules are expected to come into force which alter rules on third-party cookies, web beacons and similar technology for online behavioral advertising and impose stricter requirements on companies using these tools, which may significantly affect the success of our current marketing strategies, and non-compliance may lead to considerable fines.  Outside of the European Union, there are many countries with data protections laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws also require consent from consumers for the collection and use of data for various purposes, including marketing, which may reduce the ability to market our products. In particular, these laws may have an impact on our ability to conduct business through websites we and our partners may operate outside the United States. There is no harmonized approach to these laws and regulations globally although several frameworks exist. Consequently, the potential risk of non-compliance with applicable foreign data protection laws and regulations will increase as we continue our international expansion. We may need to change and limit the way we use consumer information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business, financial condition and results of operations.

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

We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, Twitter, Pinterest, Instagram, YouTube and Google+ accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.

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

Prior to our initial public offering, we were a private company and were not required to test our internal controls on a systematic basis. As an “emerging growth company” under the JOBS Act, our management will be required to report upon the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) beginning with the annual report for our fiscal year ending December 31, 2017. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company” and reach accelerated filer status.

We are in the process of designing and implementing the system of internal control over financial reporting required to comply with our future obligations and to strengthen our overall control environment. This initiative is time consuming, costly, and might place significant demands on our financial and operational resources, as well as our information technology systems.

Our current efforts to design and implement an effective control environment may not be sufficient to remediate or prevent material weaknesses or significant deficiencies from occurring in the future. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Moreover, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. Furthermore, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, social media marketing, third-party cookies, web beacons and similar technology for online behavioral advertising and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our consumer base may be adversely affected, and we may not be able to maintain or grow our net sales and expand our business as anticipated.

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

Under our second amended and restated stockholders agreement (the “Stockholders Agreement”), our Sponsor has the right to designate up to three members of our board of directors so long as it holds at least 30% of the shares of our outstanding common stock, two members of our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one member of our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. Our Sponsor’s designees currently comprise three of the seven members of our board of directors. In addition, as of December 31, 2016, our Sponsor and J.A. Cosmetics Corp. held approximately 57% of our common stock, and our Sponsor may be deemed to beneficially own approximately 74% of our common stock. Accordingly, the Sponsor and J.A. Cosmetics Corp. exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.

In addition, the Stockholders Agreement provides that for as long as our Sponsor owns or holds, directly or indirectly, at least 30% of our outstanding common stock, we must obtain the consent of our Sponsor before we or our subsidiaries are permitted to take any of the following actions:

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

Until such time as our Sponsor and J.A. Cosmetics Corp. cease collectively to beneficially own more than 50% of the outstanding shares of common stock, our Sponsor has the ability to call a special stockholder meeting, and our Sponsor and J.A. Cosmetics Corp. have the ability to take stockholder action by written consent without calling a stockholder meeting.

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

In addition, our amended and restated certificate of incorporation provides that, until such time as our Sponsor and J.A. Cosmetics Corp. cease collectively to beneficially own more than 50% of the outstanding shares of common stock, we will not be subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits persons deemed to be interested stockholders from engaging in a business combination with a publicly-held Delaware corporation for three years following the date these persons become interested stockholders unless the business combination is, or the transaction in which the person became an interested stockholder was, approved in a prescribed manner or another prescribed exception applies. Generally, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15% or more of a corporation’s voting stock. Because we have elected to opt out of Section 203 of the DGCL until such time as our Sponsor and J.A. Cosmetics Corp. cease collectively to beneficially own more than 50% of the outstanding shares of common stock, generally any business combination transaction between our company and either our Sponsor or J.A. Cosmetics Corp. is not subject to the statutory protection otherwise afforded under Section 203 of the DGCL subject to prescribed exceptions.

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

Our amended and restated certificate of incorporation contains provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by, or presented to, our Sponsor.

Our Sponsor and its affiliates may engage in activities similar to our lines of business or have an interest in the same areas of corporate opportunities as we do. Our amended and restated certificate of incorporation provides that our Sponsor and its affiliates do not have any duty to refrain from (i) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us or (ii) doing business with any of our clients, customers or vendors. In the event that our Sponsor or any of its affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they have no duty to communicate or offer such corporate opportunity to us. Our amended and restated certificate of incorporation also provides that, to the fullest extent permitted by law, neither our Sponsor nor any of its affiliates will be liable to us, for breach of any fiduciary duty or otherwise, by reason of the fact that our Sponsor or any of its affiliates direct such corporate opportunity to another person, or otherwise does not communicate information regarding such corporate opportunity to us, and we have waived and renounced any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. In addition, any member of our board of directors designated by our Sponsor pursuant to the Stockholders Agreement may consider both the interests of our Sponsor and our Sponsor’s obligations under the Stockholders Agreement in exercising such board member’s powers, rights and duties as a director of our company. The Stockholders Agreement contains similar provisions with respect to corporate opportunities as the provisions in our amended and restated certificate of incorporation described above. These potential conflicts of interest could have a material adverse effect on our business, results of operations, financial condition and prospects if attractive business opportunities are allocated by our Sponsor to itself, its affiliates or third parties instead of to us.

We have incurred and will continue to incur increased costs and are subject to additional regulations and requirements as a result of becoming a newly public company, and our management is required to devote substantial time to new compliance matters.

As a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the NYSE to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say-on-pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

An active trading market for our common stock may not develop or be sustained, and the market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.

Prior to our initial public offering in September 2016, there was no public trading market for shares of our common stock. Although our common stock is now listed on the NYSE, the trading volume of our common stock has been limited, and there can be no assurances that an active trading market for our common stock will develop or be sustained. In addition, we cannot provide any guarantee as to the liquidity of any such market that may develop. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at the time or price they would like to sell.

Even if an active trading market develops and is sustained, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets often experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, changes in consumer preferences or cosmetic trends, announcements of new products or significant price reductions by our competitors, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about our industry, the level of success of releases of new products and the number of stores we open, close or convert in any period, and in response the market price of shares of our common stock could decrease significantly.

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

We had approximately 204.3 million shares of common stock authorized but unissued as of March 1, 2017. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our Sponsor, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 1, 2017, we had a total of 45,655,937 shares of common stock outstanding.

Approximately 35,972,604 shares of common stock held by our stockholders as of March 1, 2017 are subject to certain restrictions on resale. In connection with our initial public offering, we, our executive officers, directors and certain of our stockholders signed lock-up agreements with the underwriters of our initial public offering, which agreements, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them through March 20, 2017. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to these lock-up agreements.

Upon the expiration of the lock-up agreements described above, all of such 35,972,604 shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

The holders of 31,177,280 shares of our common stock, or approximately 68% of our outstanding common stock based on shares outstanding as of March 1, 2017, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of our Sponsor, J.A. Cosmetics Corp. and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.

In addition, we have filed a registration statement on Form S-8 under the Securities Act covering an aggregate of 10,677,005 shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. We intend to file one or more registration statements on Form S-8 to cover additional shares of our common stock or securities convertible into or exchangeable for shares of our common stock pursuant to automatic increases in the number of shares reserved under our 2016 Equity Incentive Award Plan and our 2016 Employee Stock Purchase Plan. Accordingly, shares registered under these registration statements on Form S-8 will be available for sale in the open market.

As restrictions on resale end, the market price of shares of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other securities.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things:

•

although we do not have a stockholder rights plan, these provisions allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

•	these provisions provide for a classified board of directors with staggered three-year terms;
•

these provisions require advance notice for nominations of directors by stockholders, subject to the Stockholders Agreement, and for stockholders to include matters to be considered at our annual meetings;

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

We qualify as an emerging growth company as defined in the JOBS Act. As a result, we are permitted to, and do, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, for so long as we are an emerging growth company, we will not be required to:

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

Item 1B. Unresolved staff comments.

None.

Item 2. Properties.

Our principal executive offices are located in Oakland, California. We also have offices located in New York, New York and Shanghai, China, and a distribution center located in Ontario, California. Our California, New York and China offices total an aggregate of approximately 31,550 square feet of commercial space, and approximately 212,668 square feet of commercial space for our distribution center.

In addition, we operated 16 e.l.f. stores in the New York metro area and three e.l.f. stores in Southern California as of December 31, 2016. All of our properties are leased. The leases expire at various times through 2026, subject to renewal options. We consider our properties to be generally in good condition and believe that our existing facilities are adequate to support our existing operations.

Item 3. Legal proceedings.

We are from time to time subject to, and are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine safety disclosures.

None.

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities.

Market information for common stock

Our common stock began trading on the New York Stock Exchange under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported by the New York Stock Exchange for the period indicated:

	Market Price
Year ended December 31, 2016	High	Low
Third quarter (beginning September 22, 2016)	$28.92	$23.73
Fourth quarter	$32.54	$25.00

On March 1, 2017, the closing price for our common stock as reported by the New York Stock Exchange was $28.40.

Holders of record

As of March 1, 2017, the approximate number of common stockholders of record was 35. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

On June 7, 2016, our board of directors declared a special dividend to our preferred stockholders participating on an as-converted basis and our common stockholders in an amount equal to $1.79 per share of common stock (approximately $72.0 million in the aggregate). Holders of restricted common stock received a dividend of $4.1 million, which offset outstanding employee notes receivable. Prior to this dividend, we had never declared or paid cash dividends on our capital stock.

We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any additional cash dividends in the foreseeable future. In addition, our Senior Secured Credit Facility limits our ability to pay dividends to our stockholders.

Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.

Stock performance graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Set forth below is a graph comparing the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the period covering September 22, 2016, the first day of trading on the NYSE for our common stock, through the end of our fiscal year ended December 31, 2016. The graph assumes an investment of $100 made at the closing of trading on September 22, 2016 in (i) e.l.f. Beauty, Inc.’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	September 22, 2016	December 31, 2016
e.l.f. Beauty, Inc. (ELF)	$100.00	$109.21
S&P 500 Index (GSPC)	$100.00	$102.83
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$102.54

Recent sales of unregistered securities

From January 1, 2016 through September 21, 2016, we granted to our directors, officers, and employees options to purchase an aggregate of 2,149,587 shares of common stock at a weighted-average exercise price of $12.69 per share and 596,217 restricted stock units under our equity compensation plans.

From January 1, 2016 through September 21, 2016, we issued and sold to our directors, officers and employees an aggregate of 3,977,489 shares of common stock upon the exercise of options under our equity compensation plans at a weighted average exercise price of $3.22 per share, for aggregate proceeds of $12.8 million.

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

Use of proceeds from initial public offering of common stock

On September 27, 2016, we completed the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-213333) and declared effective by the SEC on September 21, 2016.

Under the Registration Statement, we and certain selling stockholders sold an aggregate of 9,583,333 shares of common stock at a price to the public of $17.00 per share. This included 1,250,000 shares issued and sold by the selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised prior to the completion of the initial public offering. We raised $54.9 million in net proceeds after deducting underwriting discounts and commissions of $4.8 million and offering expenses of $8.3 million. None of the expenses associated with the offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in the prospectus filed pursuant to Rule 424(b)(4). We used $40.4 million of our net proceeds to repay existing indebtedness, including a related pre-payment penalty of $0.4 million, with the remaining proceeds to be used for working capital and general corporate purposes. The managing underwriters of our initial public offering were J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. Selected financial data.

The following table presents our selected consolidated financial data for the periods and as of the dates indicated. The periods prior to and including January 31, 2014 include all of the accounts of e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and its subsidiaries and are referred to in the following table as “Predecessor,” and all periods after January 31, 2014 include all of the accounts of e.l.f. Beauty, Inc. and its subsidiaries and are referred to in the following table as “Successor.”

The following financial information should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

			Unaudited
			pro forma
	Predecessor	Successor	combined (1)	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended	Year ended	Year ended
(dollars in thousands, except share and per share amounts)	January 31, 2014	December 31, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Statement of operations data:
Net sales	$9,810	$135,134	$144,944	$191,413	$229,567
Gross profit	4,772	61,450	67,496	100,329	132,235
Operating income	1,727	5,347	16,119	25,571	23,079
Other income (expense), net	36	(6,633)	(6,597)	(4,172)	3,016
Interest expense, net	(128)	(11,545)	(12,546)	(12,721)	(16,283)
Income (loss) before provision for income taxes	1,635	(12,831)	(3,024)	8,678	9,812
Income tax benefit (provision)	(542)	3,545	143	(4,321)	(4,499)
Net income (loss)	$1,093	$(9,286)	$(2,881)	$4,357	$5,313

Net income (loss) per share - basic	$1,093.00	$(709.35)	$(512.00)	$(1,559.81)	$(39.47)
Net income (loss) per share - diluted	$1,087.56	$(709.35)	$(512.00)	$(1,559.81)	$(39.47)

Other data:
Depreciation and amortization	$41	$7,944	$8,668	$10,289	$13,152
Capital expenditures	19	1,597	1,616	10,242	9,223

(1)

For the purpose of performing a comparison to the Successor’s year ended December 31, 2015, we prepared unaudited pro forma combined supplemental financial information for the year ended December 31, 2014, which gives effect to the acquisition of 100% of the outstanding shares of capital stock of the Predecessor by the Successor, as if it had occurred on January 1, 2014 (the “Unaudited Pro Forma Combined 2014 Period”). The Unaudited Pro Forma Combined 2014 Period is included in the table above being discussed herein for informational purposes only and does not reflect any operating efficiencies or potential cost savings that may result from the consolidation of operations. See “Management’s discussion and analysis of financial conditions and results of operations—Recent transactions and basis of presentation” for a description of the adjustments made in preparing the Unaudited Pro Forma Combined 2014 Period.

(dollars in thousands)	December 31, 2014	December 31, 2015	December 31, 2016
Balance sheet data:
Cash	$4,668	$14,004	$15,295
Net working capital (2)	23,218	10,860	29,339
Property and equipment, net	2,125	9,854	17,151
Total assets	354,178	361,072	414,729
Capital leases	-	-	2,766
Debt, including current maturities (3)	148,424	144,919	162,061
Total liabilities	222,656	224,175	273,867
Convertible preferred stock	145,328	197,295	-
Total stockholders' deficit	(13,806)	(60,398)	140,862

(2)	Net working capital is defined as current assets, excluding cash and cash equivalents, minus current liabilities.
(3)	Total bank debt, including current maturities, is net of $4.3 million, $3.2 million and $0.6 million of debt issuance costs as of December 31, 2014, 2015 and 2016, respectively.

Item 7. Management’s discussion and analysis of financial condition and results of operations.

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected financial data” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

This discussion and analysis and other parts of this Annual Report contain forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” ”believe,” “contemplate,” “continue,” "could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in Part I, Item 1A. and elsewhere in this Annual Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Overview

We are one of the fastest growing, most innovative cosmetics companies in the United States. Driven by our mission to make luxurious beauty accessible for all women to play beautifully, we have challenged the traditional belief that quality cosmetics are only available at high prices in select channels. We are a true multi-channel brand with strength across e-commerce, national retailers and our e.l.f. stores. Our ability to engage our consumers across multiple touch points differentiates e.l.f. from traditional mass brands, which typically focus on one channel. We also leverage insights gained from each channel to drive performance across the business.

We sell our products in national and international retailers (with international primarily serviced by distributors) and direct-to-consumer channels, which include e-commerce and e.l.f. stores. Our largest customers, Walmart and Target, accounted for 30% and 28%, respectively, of our net sales in 2016. National and international retailers comprised 88% of our net sales in 2016. The remaining 12% came from our direct-to-consumer channels, the substantial majority of which was from e-commerce, with the balance from e.l.f. stores. We believe the combination of our affordable price points and on-trend, innovative product assortment encourages trial, offers a strong value proposition and appeals to a broad base of consumers. By combining our strong relationships with leading retailers with integrated consumer engagement across our e.l.f. stores, e-commerce and social media, we are a true multi-channel brand.

The primary market for our products is the United States, which accounted for 92% of our net sales in 2016. The remaining 8% was attributable to international markets, including Canada, the United Kingdom and Mexico.

Components of our results of operations and trends affecting our business

Net sales

We develop, market and sell cosmetic products under the e.l.f. brand through national retailers, e-commerce and our e.l.f. stores. Our net sales are derived from sales of cosmetic products, net of provisions for sales discounts and allowances, product returns, markdowns and price adjustments.

Our growth in net sales is driven by a number of trends, including the broader economic environment, levels of consumer spending, and increasing awareness of and demand for our products. Within our existing national retailers, we are able to drive growth by growing space allocation and increasing sales per linear foot, supported by our continued innovation, including our ability to introduce new first-to-mass products in our existing categories and new products in adjacent categories such as skin care. While we have distribution with a number of key retail accounts, we expect to continue to grow through increased penetration into additional stores within existing accounts as well as the addition of new retail customers and retail stores.

These factors have fueled our growth at a faster rate than the overall cosmetics industry. However, our results of operations and business face challenges and uncertainties, including our ability to introduce new products that will appeal to a broad consumer base, our ability to service demand, the ability of our major retail customers to keep products in stock, our ability to continue to grow our customer base and competitive threats from other cosmetics companies.

Gross profit

Gross profit is our net sales less cost of sales. Cost of sales reflects the aggregate costs to procure our products, including the amounts invoiced by our third-party contractors for finished goods as well as costs related to transportation to our distribution center, customs and duties. Cost of sales also includes the effect of changes in the balance of reserves for excess and obsolete inventory and the write-off of inventory not previously reserved. Gross margin measures our gross profit as a percentage of net sales.

We have an extensive network of third-party manufacturers in China where we purchase finished goods. Over the past three years, we have worked to evolve our supply chain to increase capacity and technical capabilities while maintaining or reducing overall costs as a percentage of sales.

Over the past year, we have improved our gross margin largely through changes in pricing, our product mix, purchasing efficiencies and cost reductions in our supply chain, and expect to continue leveraging our innovation and sourcing capabilities to drive increased margin in future periods.

Selling, general and administrative

Our selling, general and administrative (“SG&A”) expenses primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and stock-based compensation. See “Critical accounting policies and estimates—Stock-based compensation” below for more detail regarding stock-based compensation. Other significant SG&A expenses include warehousing, freight, advertising, professional fees for accounting, auditing, consulting and legal services, travel and overhead expenses, depreciation of property and equipment and amortization of intangible assets.

SG&A expenses have increased over the past year, primarily due to investments in headcount and investment in our corporate infrastructure to support our continued scale and growth, partially offset by leveraging the balance of our general overhead expenses at a slower pace than net sales.

In the near term, we expect SG&A expense to increase as we invest to support our growth initiatives, including investments in the e.l.f. brand and infrastructure as well as the expansion of our e.l.f. store and international footprints. Additionally, there will also be an increase in our SG&A expenses compared to prior periods due to the reporting and compliance costs associated with being a public company. Over time, we expect our SG&A expenses to grow at a slower rate than our net sales growth as we leverage our past investments.

Interest expense, net

Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 9 to the Notes to consolidated financial statements in Item 15 of this Annual Report.

Other income (expense)

Our purchases are largely in Chinese renminbi (“RMB”), and, as such, we are exposed to periodic fluctuations in that currency. While we do not have an active hedging program, we had a number of legacy exchange rate forward contracts that matured during the year ended December 31, 2016. We do not follow hedge accounting, and therefore the periodic impact of these legacy hedging activities is calculated on a mark-to-market basis. Other income (expense) is primarily a result of changes in the notional value of exchange rate forward contracts outstanding, as well as fluctuations in the exchange rate in the RMB to the U.S. dollar.

Provision for income taxes

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain permanent tax adjustments. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, tax audit settlements and the interaction of various tax strategies.

Net income (loss)

Our net income (loss) for future periods will be affected by the various factors described above.

Recent transactions and basis of presentation

On January 31, 2014, e.l.f. Beauty, Inc. (the “Successor”) acquired 100% of the outstanding shares of capital stock of e.l.f. Cosmetics, Inc. (the “Predecessor,” formerly known as J.A. Cosmetics US, Inc.) (the “Acquisition”). Accordingly, the accompanying consolidated financial statements presented elsewhere in this Annual Report as of and for the years ended December 31, 2014, 2015 and 2016 reflect periods both prior and subsequent to the Acquisition. The consolidated financial statements for December 31, 2014, 2015 and 2016 are presented separately for the Predecessor period from January 1, 2014 through January 31, 2014 (the “Predecessor 2014 Period”), the Successor period from February 1, 2014 through December 31, 2014 (the “Successor 2014 Period”), the year ended December 31, 2015 and the year ended December 31, 2016, with the periods prior to the Acquisition being labeled as Predecessor and the periods subsequent to the Acquisition labeled as Successor. The financial position and results of the Successor reflect the application of purchase accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).

For the purpose of performing a comparison to the year ended December 31, 2015, the Unaudited Pro Forma Combined Period, which corresponds to the year ended December 31, 2014, gives effect to the Acquisition as if it had occurred on January 1, 2014 (the “Unaudited Pro Forma Combined 2014 Period”). The Unaudited Pro Forma Combined 2014 Period discussed herein has been prepared in accordance with Article 11 of Regulation S-X, does not purport to represent what our actual consolidated results of operations would have been had the Acquisition actually occurred on January 1, 2014, nor is it necessarily indicative of future consolidated results of operations. The Unaudited Pro Forma Combined 2014 Period is being discussed herein for informational purposes only and does not reflect any operating efficiencies or potential cost savings that may result from the consolidation of operations.

In preparing the Unaudited Pro Forma Combined 2014 Period, we combined the Predecessor 2014 Period and Successor 2014 Period and adjusted the historical results within these periods to give effect to pro forma events that are (i) directly attributable to the Acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the combined financial results. The pro forma adjustments made to give effect to the Acquisition, as if it had occurred on January 1, 2014, are summarized in the table below:

					Unaudited
					pro forma
	Predecessor	Successor			combined
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Pro forma		Year ended
	January 31, 2014	December 31, 2014	adjustments		December 31, 2014
Net sales	$9,810	$135,134	$-		$144,944
Cost of sales	5,038	73,684	(1,274)	(a)	77,448
Gross profit	4,772	61,450	1,274		67,496
Selling, general, and administrative expenses	3,045	56,103	(7,771)	(b)(c)	51,377
Operating income	1,727	5,347	9,045		16,119
Other income (expense), net	36	(6,633)	-		(6,597)
Interest expense, net	(128)	(11,545)	(873)	(d)	(12,546)
Income (loss) before provision for income taxes	1,635	(12,831)	8,172		(3,024)
Income tax benefit (provision)	(542)	3,545	(2,860)	(e)	143
Net income (loss)	$1,093	$(9,286)	$5,312		$(2,881)

(a)	Represents the exclusion of $1.3 million in non-recurring charges recorded in cost of sales from the fair value step-up on inventory related to the Acquisition.
(b)	Represents $0.7 million in incremental amortization expense within SG&A related to intangible assets recorded at the time of the Acquisition.
(c)

Represents the exclusion of non-recurring items that were directly related to the Acquisition and did not have a continuing impact on the combined pro forma results, including $5.4 million in compensation expense recorded within SG&A associated with a change in control payment to a former employee and $3.1 million in transaction costs recorded within SG&A, including professional fees.

(d)	Represents $0.9 million in incremental net interest expense related to new financing facilities.
(e)	Represents $2.9 million in incremental tax expense based on statutory rates and associated with the pro forma adjustments.

As the Predecessor and Successor have the same accounting policies, no conforming accounting policy adjustments were necessary. Similarly, no reclassifications were necessary to conform the Predecessor’s historical financial statements presentation to that of the Successor.

Seasonality

Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the third or fourth quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth quarters, our working capital needs are greater during the second and third quarters of the fiscal year. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major customers as well as our expansion into new customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.

Results of operations

The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

			Unaudited
			pro forma
	Predecessor	Successor	combined	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended	Year ended	Year ended
(in thousands)	January 31, 2014	December 31, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Net sales	$9,810	$135,134	$144,944	$191,413	$229,567
Cost of sales	5,038	73,684	77,448	91,084	97,332
Gross profit	4,772	61,450	67,496	100,329	132,235
Selling, general, and administrative expenses	3,045	56,103	51,377	74,758	109,156
Operating income	1,727	5,347	16,119	25,571	23,079
Other income (expense), net	36	(6,633)	(6,597)	(4,172)	3,016
Interest expense, net	(128)	(11,545)	(12,546)	(12,721)	(16,283)
Income (loss) before provision for income taxes	1,635	(12,831)	(3,024)	8,678	9,812
Income tax benefit (provision)	(542)	3,545	143	(4,321)	(4,499)
Net income (loss)	$1,093	$(9,286)	$(2,881)	$4,357	$5,313

			Unaudited
			pro forma
	Predecessor	Successor	combined	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended	Year ended	Year ended
(percentage of net sales)	January 31, 2014	December 31, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Net sales	100%	100%	100%	100%	100%
Cost of sales	51%	55%	53%	48%	42%
Gross profit	49%	45%	47%	52%	58%
Selling, general, and administrative expenses	31%	42%	35%	39%	48%
Operating income	18%	4%	11%	13%	10%
Other income (expense), net	0%	(5%)	(5%)	(2%)	1%
Interest expense, net	(1%)	(9%)	(9%)	(7%)	(7%)
Income (loss) before provision for income taxes	17%	(9%)	(2%)	5%	4%
Income tax benefit (provision)	(6%)	3%	0%	(2%)	(2%)
Net income (loss)	11%	(7%)	(2%)	2%	2%

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

Net sales

Net sales increased $38.2 million, or 20%, to $229.6 million in the year ended December 31, 2016, from $191.4 million in the year ended December 31, 2015. The increase was primarily driven by growth in leading national retailers due to incremental increases in shelf space and increased productivity. The year ended December 31, 2015 included the initial sales to establish distribution for a new national retail customer that positively impacted revenue in that period.

Gross profit

Gross profit increased $31.9 million, or 32%, to $132.2 million in the year ended December 31, 2016, from $100.3 million in the year ended December 31, 2015. Increased volume accounted for $20.0 million of the increase in gross profit, with the remaining $11.9 million primarily attributable to margin accretive innovation. Gross margin improved from 52% in the year ended December 31, 2015 to 58% in the year ended December 31, 2016, primarily as a result of margin accretive innovation.

Selling, general and administrative expenses

SG&A expenses increased $34.4 million, or 46%, to $109.2 million in the year ended December 31, 2016, from $74.8 million in the year ended December 31, 2015. SG&A expenses as a percentage of net sales increased to 48% for the year ended December 31, 2016 from 39% in the year ended December 31, 2015. The increase was primarily a result of stock-based compensation expense charges triggered by our initial public offering, warehouse and distribution costs due to the relocation of our distribution center from New Jersey to California and related start-up costs, investments in sales and marketing to support growth, and higher information technology costs to support infrastructure improvements.

Other income (expense), net

Other income (expense) increased $7.2 million to income of $3.0 million in the year ended December 31, 2016 from expense of $4.2 million in the year ended December 31, 2015. The increase was primarily due to favorable currency movements and the maturity of all of our remaining legacy exchange rate forward contracts during 2016.

Interest expense, net

Interest expense increased $3.6 million, or 28%, to $16.3 million in the year ended December 31, 2016, compared to $12.7 million in the year ended December 31, 2015. The increase was primarily due to incremental borrowings under our Term Loan Facility (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report under the heading “Description of indebtedness”) related to the June 2016 dividend recapitalization transaction, a prepayment penalty and the write-off of unamortized deferred financing fees associated with the paydown of our Second Lien Term Loan (as defined in Note 1 to the Notes to consolidated financial statements in Item 15 of this Annual Report) in conjunction with our initial public offering, and debt extinguishment costs associated with the refinancing of our Senior Secured Credit Facility in December 2016. This was partially offset by a reduction in interest expense driven by the paydown of our Second Lien Term Loan.

Income taxes

The provision for income taxes increased to $4.5 million, or an effective tax rate of 45.9%, for the year ended December 31, 2016 from $4.3 million, or an effective tax rate of 49.8%, for the year ended December 31, 2015. The change was driven primarily by a $1.1 million increase in pre-tax net income from $8.7 million to $9.8 million, as well as certain discrete items including a benefit from income taxes generated by stock option exercises of $1.6 million and additional tax expense related to deferred tax rate changes of $1.8 million.

Comparison of the year ended December 31, 2015 to the Successor 2014 Period, the Predecessor 2014 Period and the Unaudited Pro Forma Combined Period for the year ended December 31, 2014

The results of operations discussion herein focuses on the comparison of the year ended December 31, 2015 to the Successor 2014 Period, the Predecessor 2014 Period and the Unaudited Pro Forma Combined 2014 Period.

We believe that a discussion of results of operations for the Predecessor 2014 Period and the Successor 2014 Period on a standalone basis is not meaningful as the Acquisition was accounted for as a business combination in accordance with ASC 805, and the resulting new basis of accounting is reflected in the Company’s consolidated financial statements for all periods beginning on or after January 31, 2014, and therefore, the two periods are not comparable. Except for the specific pro forma adjustments made to arrive at the Unaudited Pro Forma Combined 2014 Period, the underlying drivers for the change in 2015 compared to 2014, both actual 2014 results and the Unaudited Pro Forma Combined 2014 Period results, are the same. We believe that the comparison of the year ended December 31, 2015 to the Unaudited Pro Forma Combined 2014 Period provides for a more meaningful discussion of the 2015 and 2014 results of operations for potential investors and users of the financial statements.

Net sales

Net sales were $191.4 million for the year ended December 31, 2015, compared to $135.1 million for the Successor 2014 Period and $9.8 million for the Predecessor 2014 Period. This represents a 32% increase compared to the Unaudited Pro Forma Combined 2014 Period. This increase was fairly evenly attributable to expanding space allocation within our existing national retailers and the establishment of additional distribution space resulting from new retailer relationships.

Gross profit

Gross profit increased $32.8 million, or 49%, to $100.3 million for the year ended December 31, 2015 compared to $67.5 million for the Unaudited Pro Forma Combined Period. Increased volume accounted for $21.6 million of the increase in gross profit, with the remaining $11.2 million primarily attributable to favorable sales mix changes. Gross margin improved from 47% for the Unaudited Pro Forma Combined 2014 Period to 52% for the year ended December 31, 2015, primarily as a result of favorable sales mix changes in sales to national retailers.

Selling, general and administrative expenses

SG&A expenses were $74.8 million for the year ended December 31, 2015, compared to $56.1 million for the Successor 2014 Period and $3.0 million for the Predecessor 2014 Period. SG&A expenses increased $23.4 million, or 46%, compared to the Unaudited Pro Forma Combined 2014 Period. As a percentage of net sales, SG&A expenses increased from 35% in the Unaudited Pro Forma Combined 2014 Period to 39% in 2015. The increase was primarily driven by additions to our headcount and bonus incentives, increased warehouse and distribution costs to support revenue growth and incremental marketing and e-commerce costs primarily related to expenditures to support incremental traffic to our e-commerce site.

Other income (expense), net

Other income (expense) was $(4.2 million) for the year ended December 31, 2015, compared to $(6.6 million) for the Successor 2014 Period and $36,000 for the Predecessor 2014 Period. The decrease in expense was primarily due to a $2.8 million reduction in unrealized losses on forward currency contracts and a $3.3 million decrease in transaction losses on foreign currency denominated payables, offset by a $3.7 million increase in realized losses related to settlement of forward currency contracts. These fluctuations are the result of the volatility in the currency exchange market for the RMB as the U.S. dollar strengthened versus the RMB in the respective periods, particularly in the third and fourth quarters of 2015.

Interest expense, net

Interest expense was $12.7 million for the year ended December 31, 2015, compared to $11.5 million for the Successor 2014 Period and $0.1 million for the Predecessor 2014 Period. This increase was due to the new credit facilities entered into as of January 31, 2014 as well as additional borrowings under our Revolving Credit Facility during the year ended December 31, 2015 compared to the Successor 2014 Period.

Income taxes

The effective tax rate changed from 33.1% in the Predecessor 2014 Period to 27.6% in the Successor 2014 Period and 49.8% in the year ended December 31, 2015. The Company realized a benefit from income taxes in the Successor 2014 Period, as a result of a loss before income taxes of $12.8 million. The benefit was reduced by approximately $0.8 million as a result of certain nondeductible transaction-related costs. For the year ended December 31, 2015, the Company recorded a provision for income taxes and the effective tax rate was negatively impacted by an increase in uncertain tax positions of $0.5 million.

Financial condition, liquidity and capital resources

Overview

As of December 31, 2016, we held $15.3 million of cash and cash equivalents. In addition, as of December 31, 2016, we had borrowing capacity of $34.5 million under our Revolving Credit Facility.

Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, expansion into new national retailer doors and expansion of our e.l.f. store base. We expect to fund ongoing capital expenditures from cash generated from operations and, if necessary, draws on our Revolving Credit Facility.

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily caused by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion into new retail stores and the general seasonality of our business. As of December 31, 2016, we had working capital, excluding cash, of $29.3 million, compared to $10.9 million as of December 31, 2015. Working capital, excluding cash and debt, was $38.0 million and $21.2 million as of December 31, 2016 and December 31, 2015, respectively.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the next 12 months. If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in “Risk Factors” in Part I, Item 1A of this Annual Report. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our customers and consumers and manage production and our supply chain.

Cash flows

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
(in thousands)	January 31, 2014	December 31, 2014	2015	2016
Net cash provided by (used in):
Operating activities	$908	$(8,415)	$24,519	$2,120
Investing activities	(19)	(239,488)	(10,242)	(9,139)
Financing activities	-	252,571	(4,941)	8,310
Net increase in cash:	$889	$4,668	$9,336	$1,291

Operating activities

For the year ended December 31, 2016, net cash provided by operating activities was $2.1 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $11.6 million offset by increases in net working capital of $9.5 million during the period. The increases in net working capital were largely driven by a $38.0 million increase in inventory to support growth in the business and a $15.4 million increase in accounts receivable driven by growth in revenue, partially offset by a $43.1 million increase in accounts payable and accrued expenses due to the increase in inventory purchases and the overall growth in the business.

For the year ended December 31, 2015, net cash provided by operating activities was $24.5 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $18.1 million as well as decreases in net working capital of $6.4 million during this period. The favorable reductions in net working capital were largely driven from an increased focus on working capital optimization and were primarily attributable to a decrease of $4.4 million in accounts receivable, a $0.9 million increase in prepaid expenses and a $4.3 million increase in accounts payable and accrued expenses and other liabilities being only partially offset by a $2.1 million increase in inventories and a $1.1 million decrease in due to related parties during the period.

For the Successor 2014 Period, net cash used in operating activities was $8.4 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $7.4 million. This was offset by a net increase in working capital of $15.8 million. The net increase in working capital was primarily the result of an $11.0 million increase in accounts receivable, a $4.8 million increase in inventory and a $2.1 million increase in prepaid expenses and other assets. These increases were primarily due to net sales and inventory builds to support ongoing operational demands as the business scaled during this period. The net increase in working capital was partially offset by a $2.1 million aggregate increase in accounts payable, accrued expenses and other liabilities during the period.

For the Predecessor 2014 Period, net cash provided by operating activities was $0.9 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $3.1 million. This was partially offset by a net increase in working capital of $2.2 million. The most significant drivers of the net increase in working capital were a $5.5 million decrease in accounts receivable being offset by a $1.5 million increase in inventory, a $0.2 million increase in prepaid expenses and other assets and a $6.0 million decrease in accounts payable and accrued expenses during the period.

Investing activities

For the year ended December 31, 2016, net cash used in investing activities was $9.1 million, consisting primarily of purchases of property and equipment related to the build-out of new e.l.f. stores that opened in 2016, as well as fixtures to support new distribution at national retailers.

For the year ended December 31, 2015, net cash used in investing activities was $10.2 million, consisting primarily of purchases of property and equipment to support the continued scaling of our business infrastructure during this period.

For the Successor 2014 Period, net cash used in investing activities was $239.5 million, consisting of $237.9 million used for our Acquisition of the Predecessor and $1.6 million used for purchases of property and equipment during this period.

Financing activities

For the year ended December 31, 2016, net cash provided by financing activities was $8.3 million, primarily driven by $64.1 million of proceeds from the issuance of common stock, including from our initial public offering, and proceeds of $21.2 million from the issuance of additional debt, net of repayments on both our 2014 Term Loan Facility (as defined in Note 1 to the Notes to consolidated financial statements in Item 15 of this Annual Report) and Second Lien Credit Facility, which was repaid in full. This was partially offset by a $68.0 million cash dividend paid to stockholders and $7.7 million of net repayments under our 2014 Revolving Credit Facility (as defined in Note 1 to the Notes to consolidated financial statements in Item 15 of this Annual Report).

For the year ended December 31, 2015, net cash used in financing activities was $4.9 million, primarily driven by net repayments under our 2014 Revolving Credit Facility and our 2014 Term Loan Facility.

For the Successor 2014 Period, net cash provided by financing activities was $252.6 million, consisting of $149.4 million in net proceeds, after issuance costs, from borrowings on our 2014 Senior Secured Credit Facility (as defined in Note 1 to the Notes to consolidated financial statements in Item 15 of this Annual Report), $105.1 million in proceeds from the issuance of our common and preferred stock and a $2.0 million repayment on our long-term debt. The proceeds from the 2014 Senior Secured Credit Facility and the issuance of the common and preferred stock were utilized to finance the Acquisition of the Predecessor during this period.

Description of indebtedness

Senior secured credit facility

On December 23, 2016, we entered into a new five-year, $200.0 million senior secured credit facility with a syndicate consisting of several large financial institutions. The facility consists of a $35.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”).

All amounts under the Revolving Credit Facility are available for draw until the maturity date on December 23, 2021. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $35.0 million. The unused balance of the Revolving Credit Facility as of December 31, 2016 was $34.5 million.

The Term Loan Facility maturity date is also December 23, 2021, and is collateralized by substantially all of our assets. Amortization installment payments on the Term Loan Facility are required to be made in quarterly installments of (i) $2,062,500 for fiscal quarters ending March 31, 2017 through December 31, 2018, (ii) $2,475,000 for fiscal quarters ending March 31, 2019 through December 31, 2019, (iii) $3,093,750 for fiscal quarters ending March 31, 2020 through December 31, 2020 and (iv) $4,125,000 for fiscal quarters ending March 31, 2021 through September 30, 2021. The remaining Term Loan Facility balance is due upon the maturity date. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments when there is (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within twelve months, or (iii) issuance of additional debt.

Both the Revolving Credit Facility and the Term Loan Facility bear interest, at the Company’s option, at either a rate per annum equal to (i) the greater of (x) 3.00% and (y) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period plus an applicable margin ranging from 2.00% to 3.50% based on our consolidated total net leverage ratio or (ii) the greater of (x) 2.00% and (y) a floating base rate plus an applicable margin ranging from 1.00% to 2.50% based on our consolidated total net leverage ratio. The interest rate on both the Revolving Credit Facility and the Term Loan was 4.5% per annum as of December 31, 2016.

We incurred costs directly related to the Senior Secured Credit Facility of $2.3 million, consisting primarily of lender fees of $2.1 million and third-party fees of $0.2 million. These fees were allocated between the Revolving Credit Facility and the Term Loan Facility, with the portion attributable to the Term Loan Facility recorded as a reduction of the carrying amount of the debt and the portion attributable to the Revolving Credit Facility recorded as a noncurrent asset.

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Senior Secured Credit Facility also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios.  As of December 31, 2015 and 2016, we were in compliance with all financial covenants.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt(1)	$165,000	$8,250	$30,525	$126,225	$-
Interest on bank debt(2)	32,489	7,386	19,742	5,361	-
Operating lease obligations	31,736	4,789	13,551	5,659	7,737
Capital lease obligations(3)	3,356	568	1,506	905	377
Total contractual obligations(4)	$232,581	$20,993	$65,324	$138,150	$8,114
(1)	Long-term debt payments include scheduled principal payments only.
(2)	Assumes an annual interest rate of 4.50% on the Senior Secured Credit Facility over the term of the loan.
(3)	Includes a $0.3 million residual value guarantee.
(4)	We have excluded our liability for uncertain tax positions from the table above because we are unable to make a reasonably reliable estimate of the timing of payments.

Off-balance sheet arrangements

We are not party to any off-balance sheet arrangements.

Critical accounting policies and estimates

Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the Notes to consolidated financial statements in Item 15 of this Annual Report, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.

Revenue recognition

We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred at the time the title and risk of loss passes to the customer.

In the normal course of business, we offer various incentives to customers. We maintain a provision for sales discounts, markdowns, shortages and price adjustments, which are reflected as reductions to our net sales. The provision for these reductions is established based on our best estimate at the time of sale. We regularly review and revise, when deemed necessary, our estimates of sales incentives and other required reserves based primarily upon the historical rate of realization. These revenue reductions are reflected on the consolidated balance sheet as a sales allowance against accounts receivable.

Business combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The valuation methodologies used are based on the nature of the asset or liability.

For purposes of our acquisition of the Predecessor, the fair value of the trade name is estimated using the relief from royalty method, an income approach to valuation, which includes projecting net sales and other estimates. Customer relationships are valued based on an estimate of future revenues and costs related to the respective contracts over the remaining expected lives. Favorable leases are recorded based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date.

Determining an acquired intangible asset’s useful life requires management judgment and is based on an evaluation of a number of factors, including the expected use of the asset, consumer awareness, trade name history and future expansion expectations, as well as any contractual provisions that could limit or extend an asset’s useful life. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We consider the trade name that we acquired to have an indefinite useful life, based upon its history of strong revenue and cash flow performance, and the intent and our ability to support the trade name with marketplace spending for the foreseeable future.

There were no business combinations in 2016 or 2015.

Impairment of long-lived assets, including goodwill and intangible assets

We assess potential impairments to our long-lived assets, which include property and equipment and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded on long-lived assets during the Predecessor 2014 Period, the Successor 2014 Period or the years ended December 31, 2015 or 2016.

Goodwill and indefinite-lived intangibles have been assigned to our reporting units for purposes of impairment testing. Historically we had a single reporting unit for the purpose of performing our goodwill impairment test. During the third quarter of 2015, we made structural and reporting changes to our internal organization. This reorganization aligned the internal management and functional support around our primary sales channels, which report into the chief operating decision maker. These changes resulted in the identification of three reporting units that met the definition in ASC 350, Intangibles—Goodwill and Other, of components of the Company’s one operating segment: (i) retail customers; (ii) e.l.f. stores; and (iii) e-commerce. In accordance with ASC 350, on October 1, 2015, we reallocated the goodwill to the three reporting units using a relative fair value approach. As a result of the internal reorganization, we performed a quantitative goodwill impairment test immediately before and a quantitative goodwill impairment test immediately after this change in reporting units and noted no indication of impairment.

The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. Fair value of a reporting unit is estimated based on a combination of comparative market multiples and discounted cash flow valuation approaches. We are also permitted to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is more likely than not that the carrying value of the reporting unit is less than its fair value, then a quantitative assessment may be required.

We evaluate our indefinite-lived intangible asset to determine whether current events and circumstances continue to support an indefinite useful life. In addition, our indefinite-lived intangible asset is tested for impairment annually. The indefinite-lived intangible asset impairment test consists of a comparison of the fair value of each asset with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. We are also permitted to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment may be required.

We have selected October 1 as the date on which to perform our annual impairment tests for goodwill. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangible asset has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the Predecessor 2014 Period, the Successor 2014 Period or the years ended December 31, 2015 or 2016 and the fair value of each reporting unit is substantially in excess of its carrying value.

Stock-based compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for all awards that vest. We estimate the fair value of employee stock-based payment awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. We estimate the fair value of employee stock-based payment awards subject to both a market condition and the occurrence of a performance condition on the date of grant using a Monte Carlo simulation model that assumes the performance criteria will be met and the target payout levels will be achieved.

Forfeitures were previously estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. We early adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting and, effective January 1, 2016, we now account for forfeitures as they occur. We recorded a cumulative-effect adjustment to retained earnings, which was not material, upon early adoption.

We recognize compensation expense for awards with only a service condition on a straight-line basis over the requisite service period, which is generally the award’s vesting period. Vesting of these awards was accelerated for certain employees upon the closing of our initial public offering. Compensation expense for employee stock-based awards whose vesting is subject to the fulfillment of both a market condition and the occurrence of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable.

The expected stock price volatility for the common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience and the vesting period and contractual term of the awards.

Prior to our initial public offering, the fair value of shares of common stock underlying the stock options was determined by our board of directors, with input from management. Because there was no public market for our common stock, the board of directors determined the fair value of common stock at the time of grant by considering a number of objective and subjective factors including independent third-party valuations of our common stock, operating and financial performance, the lack of liquidity of our capital stock and general and industry specific economic outlook, among other factors. For awards granted after our initial public offering, the fair value of our common stock is based on the closing price of our common stock as reported on the date of grant.

Certain management-level employees and directors are permitted to exercise unvested options prior to vesting (“early exercise”). In the event of termination of the option holder’s employment or directorship, all unvested shares issued upon the early exercise, so long as they remain unvested, are subject to repurchase by the Company at the lower of the original exercise price or the fair market value of a share of common stock on the date of termination. Early exercises are not considered substantive exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which is released to additional paid-in capital at each reporting date as the shares vest.

We have no current plans to pay a regular dividend.

New accounting pronouncements

See Note 2 to the Notes to consolidated financial statements in Item 15 of this Annual Report for information regarding new accounting pronouncements.

JOBS Act

We qualify as an emerging growth company pursuant to the provisions of the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have opted out of the extended transition period with respect to new or revised accounting standards and, as a result, we comply with any such new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Item 7A. Quantitative and qualitative disclosures about market risk.

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and foreign exchange.

Interest rate risk

We are exposed to changes in interest rates because the indebtedness incurred under our Senior Secured Credit Facility is variable rate debt. Interest rate changes generally do not affect the market value of our Senior Secured Credit Facility; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2016, we had variable rate debt of $162.6 million under our Senior Secured Credit Facility. A hypothetical interest rate increase of 1% would result in an approximately $1.7 million increase in interest expense on an annualized basis.

Foreign exchange risk

We are exposed to foreign exchange risk as we have contracts with suppliers in China for future purchases of inventories denominated in RMB. We do not have an active hedging program, and all of our legacy exchange rate forward contracts matured in 2016. We neither used these foreign currency forward contracts for trading purposes nor did we follow hedge accounting, and therefore the periodic impact of these legacy hedging activities was calculated on a mark-to-market basis. Accordingly, the foreign currency forward contracts were carried at their fair value either as an asset or liability on the consolidated balance sheet with changes in fair value being recorded in other income (expense), net in our consolidated statements of operations.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB, our cost of sales and net income would be adversely affected by approximately $10.1 million (excluding any offsetting positive impact from our historical hedging programs), although the actual effects may differ materially from the hypothetical analysis.

Item 8. Financial statements and supplementary data.

Reference is made to the Index to Consolidated Financial Statements on page F-1 hereof, which is filed as part of this Annual Report.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and procedures.

Evaluation of disclosure controls and procedures

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

Based on management’s evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

In addition, because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

None.

PART III

Item 10. Directors, executive officers and corporate governance.

The information required by this Item 10 is incorporated by reference from the information appearing under the headings “Proposal No. 1 – Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11. Executive compensation.

The information required by this Item 11 is incorporated by reference from the information appearing under the headings “Board of Directors and Corporate Governance,” “Executive Compensation” and “Certain Relationships and Related Party Transactions” that will be contained in the Proxy Statement.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

The information required by this Item 12 is incorporated by reference from the information appearing under the heading “Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” that will be contained in the Proxy Statement.

Item 13. Certain relationships and related transactions, and director independence.

The information required by this Item 13 is incorporated by reference from the information appearing under the heading “Certain Relationships and Related Party Transactions” and information regarding director independence appearing under the heading “Board of Directors and Corporate Governance” that will be contained in the Proxy Statement.

Item 14. Principal accounting fees and services.

The information required by this Item 14 is incorporated by reference from the information appearing under the headings “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm” that will be contained in the Proxy Statement.

PART IV

Item 15. Exhibits, financial statement schedules.

(a) The following documents are filed as part of this Annual Report:

1.Consolidated financial statements:

Reference is made to the Index to Consolidated Financial Statements on page F-1 hereof, which is incorporated by reference herein.

2.Financial statement schedule:

All schedules are omitted because the required information is either not present, not present in material amounts or presented within our consolidated financial statements and notes thereto beginning on page F-1 hereof and are incorporated herein by reference.

3.Exhibits

The Exhibit index of this Annual Report is incorporated by reference herein.

Item 16. Form 10-K summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.l.f. Beauty, Inc.

March 15, 2017	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman, Chief Executive Officer and Director

March 15, 2017	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tarang P. Amin, John P. Bailey and Scott K. Milsten, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
Tarang P. Amin

/s/ John P. Bailey	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017
John P. Bailey

/s/ Lauren Cooks Levitan	Director	March 15, 2017
Lauren Cooks Levitan

/s/ William E. McGlashan, Jr.	Director	March 15, 2017
William E. McGlashan, Jr.

/s/ Kirk L. Perry	Director	March 15, 2017
Kirk L. Perry

/s/ Sabrina L. Simmons	Director	March 15, 2017
Sabrina L. Simmons

/s/ Maureen C. Watson	Director	March 15, 2017
Maureen C. Watson

/s/ Richard G. Wolford	Director	March 15, 2017
Richard G. Wolford

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm	F-2

Consolidated balance sheets as of December 31, 2015 (Successor) and 2016 (Successor)	F-3

Consolidated statements of operations and comprehensive income (loss) for the period from January 1, 2014 through January 31, 2014 (Predecessor), the period from February 1, 2014 through December 31, 2014 (Successor), and the years ended December 31, 2015 (Successor) and 2016 (Successor)

F-4

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the period from January 1, 2014 through January 31, 2014 (Predecessor), the period from February 1, 2014 through December 31, 2014 (Successor), and the years ended December 31, 2015 (Successor) and 2016 (Successor)

F-5

Consolidated statements of cash flows for the period January 1, 2014 through January 31, 2014 (Predecessor), the period from February 1, 2014 through December 31, 2014 (Successor), and the years ended December 31, 2015 (Successor) and 2016 (Successor)

F-6

Notes to consolidated financial statements	F-8

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of e.l.f. Beauty, Inc.

Oakland, California

We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 (Successor), and the related consolidated statements of operations and comprehensive income (loss), preferred stock and stockholders’ equity (deficit), and cash flows for the period from January 1, 2014 through January 31, 2014 (Predecessor), the period from February 1, 2014 through December 31, 2014 (Successor), the year ended December 31, 2015 and the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of e.l.f. Beauty, Inc. and subsidiaries as of December 31, 2016 and 2015 (Successor), and the results of their operations and their cash flows for the period from January 1, 2014 through January 31, 2014 (Predecessor), the period from February 1, 2014 through December 31, 2014 (Successor) the year ended December 31, 2015 and the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA

March 15, 2017

e.l.f. Beauty, Inc. and subsidiaries

Consolidated balance sheets

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2016
Assets
Current assets:
Cash	$14,004	$15,295
Accounts receivable, net	22,475	37,825
Inventories	31,261	69,397
Prepaid expenses and other current assets	2,978	2,387
Total current assets	70,718	124,904
Property and equipment, net	9,854	17,151
Intangible assets, net	121,282	113,003
Goodwill	157,264	157,264
Other assets	1,954	2,407
Total assets	$361,072	$414,729

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$10,325	$8,650
Accounts payable	11,114	37,944
Accrued expenses and other current liabilities	13,713	33,676
Foreign currency forward contracts	10,702	-
Total current liabilities	45,854	80,270
Long-term debt and capital lease obligations	134,594	156,177
Deferred tax liabilities	42,126	34,212
Other long-term liabilities	1,601	3,208
Total liabilities	224,175	273,867

Commitments and contingencies (Note 10)

Convertible preferred stock, par value of $0.01 per share; 200,000 shares authorized and 135,041 shares issued and outstanding as of December 31, 2015; liquidation preference of $197,295 as of December 31, 2015; no shares authorized, issued or outstanding as of December 31, 2016	197,295	-

Stockholders' equity (deficit):
Preferred stock, par value of $0.01 per share; no shares authorized, issued or outstanding as of December 31, 2015; 30,000,000 shares authorized as of December 31, 2016; no shares issued and outstanding as of December 31, 2016	-	-
Common stock, par value of $0.01 per share; 13,800,000 and 250,000,000 shares authorized as of December 31, 2015 and December 31, 2016, respectively; 34,493 and 45,276,137 shares issued and outstanding as of December 31, 2015 and December 31, 2016, respectively	-	438
Additional paid-in capital	6,785	700,871
Accumulated deficit	(67,183)	(560,447)
Total stockholders' equity (deficit)	(60,398)	140,862
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$361,072	$414,729

The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Consolidated statements of operations and comprehensive income (loss)

(in thousands, except share and per share data)

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Net sales	$9,810	$135,134	$191,413	$229,567
Cost of sales	5,038	73,684	91,084	97,332
Gross profit	4,772	61,450	100,329	132,235
Selling, general, and administrative expenses	3,045	56,103	74,758	109,156
Operating income	1,727	5,347	25,571	23,079
Other income (expense), net	36	(6,633)	(4,172)	3,016
Interest expense, net	(128)	(11,545)	(12,721)	(16,283)
Income (loss) before provision for income taxes	1,635	(12,831)	8,678	9,812
Income tax benefit (provision)	(542)	3,545	(4,321)	(4,499)
Net income (loss)	$1,093	$(9,286)	$4,357	$5,313
Comprehensive income (loss)	$1,093	$(9,286)	$4,357	$5,313
Net income (loss) per share (Note 16):
Basic	$1,093.00	$(709.35)	$(1,559.81)	$(39.47)
Diluted	$1,087.56	$(709.35)	$(1,559.81)	$(39.47)
Weighted average shares outstanding (Note 16):
Basic	1,000	27,593	30,523	12,606,529
Diluted	1,005	27,593	30,523	12,606,529

The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except share data)

					Employee	Additional		Total
	Convertible preferred stock		Common stock		note	paid-in	Retained	stockholders'
	Shares	Amount	Shares	Amount	receivable	capital	earnings	equity
Predecessor:
Balance as of January 1, 2014	1,000	$-	1,000	$-	$-	$(3,928)	$15,509	$11,581
Net income	-	-	-	-	-	-	1,093	1,093
Balance as of January 31, 2014	1,000	$-	1,000	$-	$-	$(3,928)	$16,602	$12,674

							Retained	Total
					Employee	Additional	earnings	stockholders'
	Convertible preferred stock		Common stock		note	paid-in	(accumulated	equity
	Shares	Amount	Shares	Amount	receivable	capital	deficit)	(deficit)
Successor:
Balance as of February 1, 2014	-	$-	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	(9,286)	(9,286)
Issuance of common stock for JACUS acquisition	-	-	27,593	-	-	100	-	100
Issuance of preferred stock	135,041	135,041	-	-	-	-	-	-
Convertible preferred stock accretion	-	10,287	-	-	-	-	(10,287)	(10,287)
Compensation expense paid to seller	-	-	-	-	-	5,380	-	5,380
Stock-based compensation	-	-	-	-	-	287	-	287
Balance as of December 31, 2014	135,041	145,328	27,593	-	-	5,767	(19,573)	(13,806)
Net income	-	-	-	-	-	-	4,357	4,357
Convertible preferred stock accretion	-	51,967	-	-	-	-	(51,967)	(51,967)
Compensation expense paid to seller	-	-	-	-	-	489	-	489
Stock-based compensation	-	-	-	-	-	503	-	503
Exercise of stock options	-	-	6,900	-	-	25	-	25
Balance as of December 31, 2015	135,041	197,295	34,493	-	-	6,785	(67,183)	(60,398)
Net income	-	-	-	-	-	-	5,313	5,313
Stock-based compensation	-	-	-	-	-	7,149	-	7,149
Dividend paid	-	-	-	-	-	(9,801)	(62,259)	(72,060)
Issuance of employee note receivable	-	-	-	-	(11,932)	-	-	(11,932)
Accrued interest on employee note receivable	-	-	-	-	(39)	39	-	-
Repayment of employee note receivable	-	-	-	-	11,971	-	-	11,971
Convertible preferred stock accretion	-	436,317	-	-	-	-	(436,317)	(436,317)
Conversion of preferred stock	(135,041)	(633,612)	37,271,375	372	-	633,240	-	633,612
Issuance of common stock upon initial public offering	-	-	4,000,000	40	-	63,200	-	63,240
Vesting of early exercised stock options	-	-	2,169,003	22	-	7,837	-	7,859
Exercise of stock options	-	-	278,440	3	-	828	-	831
Deferred offering costs	-	-	-	-	-	(8,406)	-	(8,406)
Balance as of December 31, 2016	-	$-	43,753,311	$438	$-	$700,871	$(560,447)	140,862

The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Consolidated statements of cash flows

(in thousands)

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Cash flows from operating activities:
Net income (loss)	$1,093	$(9,286)	$4,357	$5,313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	11	7,552	8,246	8,279
Depreciation of property and equipment	30	392	2,043	4,873
Stock-based compensation expense	-	287	503	7,149
Amortization of debt issuance costs and discount on debt	15	994	1,070	1,281
Deferred income taxes	1,967	(4,276)	(3,933)	(7,575)
Loss on extinguishment of debt	-	-	-	2,736
Loss on disposal of fixed assets	-	71	571	260
Compensation expense paid to seller	-	5,380	489	-
Loss/(gain) on foreign currency forward contracts	-	5,961	4,741	(10,702)
Other, net	-	341	23	(13)
Changes in operating assets and liabilities:
Accounts receivable	5,492	(10,980)	4,448	(15,392)
Inventories	(1,455)	(4,752)	(2,147)	(37,994)
Prepaid expenses and other assets	(237)	(2,146)	943	(635)
Accounts payable and accrued expenses	(6,032)	1,904	3,532	43,144
Other liabilities	2	232	787	1,396
Due to related parties	22	(89)	(1,154)	-
Net cash provided by (used in) operating activities	908	(8,415)	24,519	2,120
Cash flows from investing activities:
Acquisition, net of cash acquired	-	(237,891)	-	-
Purchase of property and equipment	(19)	(1,597)	(10,142)	(9,223)
Proceeds from sale of property and equipment	-	-	-	84
Acquisition of intangible assets	-	-	(100)	-
Net cash used in investing activities	(19)	(239,488)	(10,242)	(9,139)
Cash flows from financing activities:
Proceeds from revolving line of credit	-	15,250	27,150	5,500
Repayment of revolving line of credit	-	(5,600)	(29,100)	(13,200)
Proceeds from long term debt	-	145,000	-	172,749
Repayment of long term debt	-	(1,969)	(2,625)	(151,540)
Cash received from issuance of common stock	-	100	25	64,071
Cash received from issuance of preferred stock	-	105,041	-	-
Deferred offering costs paid	-	-	(391)	(7,821)
Proceeds from repayment of employee note receivable	-	-	-	7,912
Dividend paid	-	-	-	(68,000)
Debt issuance costs paid	-	(5,251)	-	(704)
Other, net	-	-	-	(657)
Net cash provided by (used in) financing activities	-	252,571	(4,941)	8,310

Net increase in cash	889	4,668	9,336	1,291
Cash - beginning of period	6,934	-	4,668	14,004
Cash - end of period	$7,823	$4,668	$14,004	$15,295

Supplemental disclosure of cash flow information:
Cash paid for interest	-	10,544	11,617	12,170
Cash paid for income taxes	-	3,948	7,790	8,466
Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred stock to maximum redemption value	-	10,287	51,967	436,317
Deferred offering costs included in accounts payable and accrued expenses	-	-	829	193
Property and equipment acquired under capital leases	-	-	-	3,000
Property and equipment purchases included in accounts payable and accrued expenses	-	-	200	491
Vesting of shares related to early exercise of common stock options	-	-	-	7,859
Note receivable issued to finance early exercise of common stock	-	-	-	(11,971)
Net repayment of note receivable with dividend proceeds	-	-	-	4,060

The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Note 1—Nature of operations

e.l.f. Beauty, Inc. and subsidiaries (the “Company,” “Successor,” “we,” “us,” “its” and “our”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. In April 2016, the Company changed its name to e.l.f. Beauty, Inc. The Company conducts business under the name e.l.f. Cosmetics, and offers high-quality, prestige-inspired beauty products for eyes, lips and face to consumers through its retail customers, e.l.f. stores and e-commerce channels.

On September 19, 2016, the Company amended and restated its certificate of incorporation to effect a 2.76:1 forward stock split of the Company’s common stock, increase the number of shares of common stock authorized for issuance to 250.0 million, provide for conversion of preferred stock into common stock prior to its initial public offering and at a ratio that has been adjusted to reflect the effects of the stock split and to address a variety of other corporate governance matters. There was no change in the par value of the Company’s common stock. All common shares, stock options and per share information presented in the financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented.

Recapitalization

In conjunction with the Company’s acquisition of e.l.f. Cosmetics, Inc. on January 31, 2014, described further in Note 2, the Company entered into a five-year, senior secured credit agreement (as amended, the “2014 Senior Secured Credit Facility”) with a syndicate consisting of several large financial institutions. The 2014 Senior Secured Credit Facility originally consisted of a $20.0 million revolving line of credit (the “2014 Revolving Credit Facility”) and a $105.0 million term loan facility (the “2014 Term Loan Facility”). Concurrent with the Company’s entry into the 2014 Senior Secured Credit Facility, and as amended in conjunction with the special dividend declared on June 7, 2016 as described below, the Company entered into a second lien credit agreement (as amended, the “Second Lien Credit Facility”) that provided a $40.0 million second lien term loan (the “Second Lien Term Loan”).

On June 7, 2016, the Company incurred an incremental $64.0 million in term loan borrowings under the 2014 Senior Secured Credit Facility to fund, in part, the payment of a $72.0 million special dividend to stockholders, and increased the total availability under the 2014 Revolving Credit Facility to $25.0 million. In connection with the incremental borrowings, certain covenants were amended to reflect the increased leverage. All common stockholders, including individuals that received shares of restricted common stock in connection with the early exercise of certain unvested stock options, received a dividend of $1.79 per share. The $4.1 million dividend paid to restricted common stockholders was immediately used to pay down outstanding notes receivable from such common stockholders pursuant to the underlying recourse note agreements. Accordingly, the net cash outflow related to the dividend was $68.0 million.

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

Initial public offering

On September 27, 2016, the Company completed the initial public offering of 9,583,333 shares of its common stock, including the underwriters’ exercise of their overallotment option, at an initial offering price to the public of $17.00 per share, for aggregate gross proceeds of $162.9 million. The Company received net proceeds of $54.9 million, after deducting underwriting discounts and commissions and other offering expenses, including offering expenses paid prior to the initial public offering. The Company did not receive any proceeds from the sale of 5,583,333 shares of its common stock by the existing stockholders in the initial public offering.  As part of the initial public offering, the outstanding shares of the Company’s convertible preferred stock were converted into an aggregate of 37,271,375 shares of common stock.

The shares offered and sold in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-213333), which was declared effective by the Securities and Exchange Commission on September 21, 2016. The common stock began trading on the New York Stock Exchange on September 22, 2016 under the symbol "ELF."

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Note 2—Summary of significant accounting policies

Basis of presentation

On January 31, 2014, the Company acquired 100% of the outstanding shares of capital stock of e.l.f. Cosmetics, Inc. and its subsidiaries (the “Predecessor,” formerly known as J.A. Cosmetics, Inc., or “JACUS”), a developer and marketer of branded value-priced cosmetics, from J.A. Cosmetics Corporation, TSG5 L.P., a private equity fund, and its co-investors (together, the “Sellers”) (the “Acquisition”). The Acquisition was accounted for as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), and the resulting new basis of accounting is reflected in the Company’s consolidated financial statements for all periods beginning on or after January 31, 2014. As a result, financial information of the Predecessor and Successor periods have been prepared under two different bases of accounting and therefore are not comparable.

The accompanying consolidated financial statements of the Company include all the accounts of e.l.f. Beauty, Inc. and its subsidiaries for periods designated as “Successor” and relate to periods after the Acquisition. The Company had no operations from December 20, 2013 to the date of the Acquisition. The period from January 1, 2014 through January 31, 2014 relates to the period prior to the Acquisition, includes all the accounts of e.l.f. Cosmetics, Inc. and its subsidiaries, and is referred to herein as the “Predecessor 2014 Period.” The period from February 1, 2014 through December 31, 2014 is referred to as the “Successor 2014 Period.”

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and all intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with maturities of three months or less.

Accounts receivable

Trade receivables consist of uncollateralized, non-interest bearing customer obligations from transactions with retail customers, reduced by an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The allowance is based on the evaluation and aging of past due balances, specific exposures, historical trends and economic conditions. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. As of December 31, 2015 and 2016, the Company recorded an allowance for doubtful accounts of $40,000 and $0.1 million, respectively. The Company recorded a sales allowance of $3.9 million and $11.9 million as of December 31, 2015 and 2016, respectively, which is also presented as a reduction to accounts receivable. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, foreign currency forward contracts and trade receivables. Although the Company deposits its cash with creditworthy financial institutions, its deposits, at times, may exceed federally insured limits. To date, the Company has not experienced any losses on its cash deposits. Foreign currency forward contracts are transacted with creditworthy financial institutions, and no collateral is required. The Company performs credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the short duration of customer payment terms and the pedigree of the customer base.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

During the Predecessor 2014 Period, the Successor 2014 Period, and the year ended December 31, 2016, two customers individually accounted for greater than 10% of the Company’s revenue. During the year ended December 31, 2015, three customers individually accounted for greater than 10% of the Company’s revenue, as disclosed below:

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Customer A	30%	30%	28%	28%
Customer B	17%	19%	23%	30%
Customer C	*	*	10%	*

*	Customer comprised less than 10% of net revenue in the period.

Two customers individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods presented:

	December 31, 2015	December 31, 2016
Customer A	35%	42%
Customer B	21%	23%

Inventory

Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand. In the Predecessor 2014 Period, the Successor 2014 Period, and the years ended December 31, 2015 and 2016, the Company incurred insignificant inventory write-downs.

Property and equipment

Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Repairs and maintenance expenditures are expensed as incurred.

Useful lives by major asset class are as follows:

Estimated
useful lives
Machinery, equipment and software	3-5 years
Leasehold improvements	5 years
Furniture and fixtures	2-5 years
Store fixtures	2-3 years

The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. There were no impairment charges recorded in the Predecessor 2014 Period, the Successor 2014 Period or the years ended December 31, 2015 or 2016.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Goodwill and intangible assets

Goodwill represents the excess purchase price for the Acquisition over the fair value of the net assets acquired. As part of the Acquisition, the Company also acquired finite-lived intangible assets (customer relationships and favorable leases) and an indefinite-lived intangible asset (trademark).

Goodwill is not amortized but rather is reviewed annually for impairment, at the reporting unit level, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. When testing goodwill for impairment, the Company first performs an assessment of qualitative factors. If qualitative factors indicate that it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount, the Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded.

Historically the Company had a single reporting unit for the purpose of performing its goodwill impairment test. During the third quarter of 2015, the Company made structural and reporting changes to its internal organization. This reorganization aligned the internal management and functional support around the Company’s primary sales channels which report into the chief operating decision maker. These changes resulted in the identification of three reporting units that met the definition in ASC 350, Intangibles—Goodwill and Other, of components of the Company’s one operating segment: (i) retail customers, (ii) e.l.f. stores, and (iii) e-commerce. In accordance with ASC 350, on October 1, 2015, the Company reallocated the goodwill to the three reporting units using a relative fair value approach. As a result of the internal reorganization, the Company also performed a goodwill impairment test both immediately before and after this change in reporting units and concluded that no impairment existed.

Indefinite-lived intangible assets are not amortized but rather are tested for impairment annually, and impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. The remaining useful life of the indefinite-lived intangible asset is evaluated each reporting period, and when the useful life is no longer considered to be indefinite, the intangible asset is amortized over its remaining useful life on a straight-line basis. Amortization of intangible assets with finite useful lives is computed on a straight-line basis over periods of three to 10 years. The determination of the estimated period of benefit is dependent upon the use and underlying characteristics of the intangible asset. The Company evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value of an intangible asset is not recoverable, impairment loss is measured as the amount by which the carrying value exceeds its estimated fair value.

Deferred initial public offering costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the initial public offering, were capitalized and $8.4 million such costs were offset against proceeds from our initial public offering in September 2016. As of December 31, 2015, $1.2 million of offering costs were deferred in other assets on the consolidated balance sheets. No deferred offering costs were capitalized as of December 31, 2016.

Debt issuance costs

Debt issuance costs and lender fees were incurred for arranging the credit facilities from various financial institutions. For credit facilities consisting of both term and revolving debt, such costs are allocated to each sub-facility based upon the total borrowing capacity. For term debt, issuance costs are presented within the related long-term debt liability on the consolidated balance sheet and lender fees are presented as a direct deduction from the carrying amount. Both debt issuance costs and lender fees are amortized over the term of the related debt using the effective interest rate method. For revolving debt, issuance costs and lender fees are presented as a noncurrent asset and amortized over the term of the related debt on a straight-line basis.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these items. The carrying amounts reported for bank debt

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

approximate their fair values as the stated interest rates approximate market rates currently available to the Company for loans with similar terms. See Note 7—Fair value of financial instruments.

Segment reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, the Company manages its business on the basis of one operating segment and one reportable segment. It is impracticable for the Company to provide revenue by product line.

During the Predecessor 2014 Period, the Successor 2014 Period and the years ended December 31, 2015 and 2016, net sales in the United States and outside of the United States were as follows (in thousands):

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
U.S.	$9,334	$122,317	$178,817	$210,236
International	476	12,817	12,596	19,331
Total net sales	$9,810	$135,134	$191,413	$229,567

As of December 31, 2015 and December 31, 2016, the Company had long-lived assets in the United States and outside of the United States as follows (in thousands):

	December 31, 2015	December 31, 2016
U.S.	$9,230	$16,757
International	624	394
Total long-lived assets	$9,854	$17,151

Revenue recognition

Revenue consists of sales of cosmetics through retail customers, e.l.f. stores and e-commerce channels. Sales are recognized when persuasive evidence of an arrangement exists, the product has shipped, title has passed, all risks and rewards of ownership have transferred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have occurred at the time the title and risk of loss passes to the customer.

For sales to retail customers, delivery is considered to have occurred at the time of shipment or the time of delivery depending upon the specific terms of the customer arrangement. For sales to e-commerce consumers, delivery is considered to have occurred at the time of delivery of merchandise to the customer.

Revenue from sales to consumers through e.l.f. stores is recognized at the time of purchase. Revenue recognized through e.l.f. store and e-commerce sales channels is recognized net of any taxes that are collected from consumers and subsequently remitted to governmental authorities, such as sales, use and value added taxes.

Provision for sales discounts, product returns, markdowns, shortages and price adjustments are recorded as revenue reductions. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns and other required reserves based primarily upon the historical rate of actual product returns and the duration of time between the original sale and return. These revenue reductions are reflected on the consolidated balance sheet as a sales allowance against accounts receivable.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

A reconciliation of the beginning and ending amounts of sales allowances for the Predecessor 2014 Period, the Successor 2014 Period and the years ended December 31, 2015 and 2016 is as follows (in thousands):

Balance as of January 1, 2014 (Predecessor)	$2,411
Charges	306
Deductions	(1,092)
Balance as of January 31, 2014 (Predecessor)	1,625
Charges	6,408
Deductions	(6,068)
Balance as of December 31, 2014 (Successor)	1,965
Charges	13,903
Deductions	(12,002)
Balance as of December 31, 2015 (Successor)	3,866
Charges	24,427
Deductions	(16,366)
Balance as of December 31, 2016 (Successor)	$11,927

In the Predecessor 2014 Period, the Successor 2014 Period, and the years ended December 31, 2015 and 2016, the Company recorded $0.5 million, $4.0 million, $3.6 million and $1.4 million, respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $0.9 million, $8.3 million, $12.6 million and $20.4 million in the Predecessor 2014 Period, the Successor 2014 Period and the years ended December 31, 2015 and 2016, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Future income tax benefits are recognized to the extent that realization of such benefits is more likely than not. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision.

Leases

The Company leases office space, warehouse and retail store locations, equipment and software. At the inception of each lease, the Company determines its classification as an operating or capital lease. Assets held under capital leases are included in property and equipment. Operating leases are expensed on a straight-line basis over the life of the lease, beginning on the date the Company takes possession of the leased asset.

Certain leases provide for rent abatements or scheduled increases in base rent. Rent expense is recognized on a straight-line basis over the lease term, which results in deferred rent payable being recognized on the consolidated balance sheet. As part of its lease agreements, the Company may receive construction allowances from landlords for tenant improvements. These leasehold improvements made by the Company are capitalized and amortized over the shorter of the lease term or five years. The construction allowances are recorded as deferred rent and amortized on a straight-line basis over the lease term as a reduction of rent expense.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Foreign currency

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are recorded at exchange rates in effect on the date of the transaction. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations.

Derivative instruments

The Company is exposed to foreign exchange risk as it has contracts with suppliers in China for future purchases of inventories denominated in the Chinese renminbi (“RMB”). The Company has previously used derivative instruments, specifically forward contracts, to mitigate the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposures. These contracts are carried at their fair value either as an asset or liability on the consolidated balance sheet. The Company’s derivative contracts are not designated as hedge instruments, and changes in fair value of derivatives are recorded in other income (expense), net in the consolidated statements of operations. The Company does not enter into derivative contracts for speculative or trading purposes.

Stock-based compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period, which is generally the award’s vesting period. The Company estimates the fair value of employee stock-based payment awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock.

The Company estimates the fair value of employee stock-based payment awards subject to both a market condition and the occurrence of a performance condition on the date of grant using a Monte Carlo simulation model that assumes the performance criteria will be met and the target payout levels will be achieved. Compensation expense for employee stock-based awards whose vesting is subject to the fulfillment of both a market condition and the occurrence of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable.

Forfeitures were previously estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company early adopted ASU 2016-09 and beginning January 1, 2016, accounts for forfeitures as they occur. The Company recorded a cumulative-effect adjustment to retained earnings, which was not material, upon early adoption.

Advertising costs

Advertising costs, including promotions and print, are expensed as incurred or distributed. Advertising costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations and amounted to approximately $0.2 million, $2.5 million, $3.9 million and $5.6 million in the Predecessor 2014 Period, the Successor 2014 Period, and the years ended December 31, 2015 and 2016, respectively.

Net income (loss) per common share

Basic net income (loss) per common share is computed using net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share reflects the dilutive effects of stock options and restricted stock units outstanding during the period, to the extent such securities would not be anti-dilutive. During 2016, the Company issued unvested restricted stock in connection with the early exercise of certain employee stock options, as described in Note 13. Such restricted stock includes the right to receive non-forfeitable dividends or dividend equivalents and are considered participating securities, which require the Company to compute two-class EPS in periods of net income. Calculations of EPS under the two-class method exclude from the

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

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

January 1, 2018

The Company expects the standard to impact the methods used to reserve for discounts, refunds and other customer incentives, which may impact the timing of revenue recognition.

The Company is currently evaluating the alternative methods of adoption, as well as other possible impacts of the adoption of this standard on its consolidated financial statements.

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

ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. These standards provide supplemental adoption guidance and clarification to ASU 2014-09, and must be adopted concurrently with the adoption of ASU 2014-09.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

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

January 1, 2016

The Company prospectively adopted this standard in the first quarter of 2016. The standard had no effect on the Company’s consolidated financial statements, as its historical practice complied with the new requirements.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

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

Note 3—Acquisition of e.l.f. Cosmetics, Inc. and subsidiaries

On January 31, 2014 (the “Acquisition Date”), the Company acquired 100% of the outstanding shares of capital stock of e.l.f. Cosmetics, Inc. from the Sellers. e.l.f. Cosmetics, Inc. serves as the operating entity of the Company and was incorporated in the State of Delaware in November 2010. The total purchase price was $271.0 million consisting of $239.1 million in cash ($237.9 million net of cash acquired), the issuance of 29,978 shares of the Company’s convertible preferred stock and 6,126 shares of its common stock with an aggregate fair value of $30.0 million, and contingent consideration of $1.9 million related to certain pre-Acquisition tax benefits payable to the Sellers. As of December 31, 2016, $1.9 million of the tax benefit payable to the Sellers remained unpaid.

To fund the cash portion of the Acquisition, the Company raised, in aggregate, $250.0 million, of which $145.0 million was drawn down from two credit facilities and $105.0 million was contributed by TPG Growth II Management, LLC (“TPG”) (through TPG Elf Holdings, LP, a wholly-owned subsidiary of TPG, and co-investors) and various other parties including certain executives of the Company and several of the credit facility lenders, in exchange for 105,063 shares of the Company’s convertible preferred stock and 21,467 shares of common stock. In connection with the arrangement of the credit facilities, the Company incurred, in aggregate, $5.3 million in deferred financing costs. Refer to Note 9 for further discussion of credit facilities.

Purchase price allocation

The Company has accounted for the Acquisition as a business combination in accordance with ASC 805, whereby the purchase price paid to effect the Acquisition was allocated to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values with the excess of the purchase consideration over the aggregate fair values recorded as goodwill. The value of goodwill was 58% of the total purchase consideration and is primarily attributable to the assembled workforce and expected future growth. The goodwill is not deductible for tax purposes.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

The Acquisition provided the Company with three intangible assets: (i) customer relationships with useful lives ranging from three to 10 years, (ii) favorable leases with useful lives ranging from 27 to 71 months and (iii) an indefinite-lived trademark (See Note 4—Goodwill and other intangible assets). The customer relationships asset represents the value resulting from the Company’s relationships with its retail customers and e-commerce consumers. The favorable leases asset represents the value associated with the leasehold interests associated with the Company’s office and warehouse locations in New York and New Jersey. The trademark asset represents the value resulting from the popularity and recognition of the e.l.f. Cosmetics brand. The fair values of the acquired customer relationships were based on the excess earnings method and are subject to amortization on a straight-line basis over their remaining useful lives. The fair values of the acquired favorable leases were based on the difference between the actual lease rates and the-then current market rent for similar properties in those locations. The fair value of the acquired trademark was based on the relief from royalty method. In addition, the Acquisition resulted in a fair market adjustment to acquired inventory of $1.3 million, the fair value of which was based on the expected selling price less disposal costs and a reasonable profit margin. The Company incurred $2.8 million in Acquisition-related costs, which were expensed and included within selling, general and administrative expenses in the Successor 2014 Period.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Amount
Tangible assets acquired	$51,755
Intangible asset—customer relationships, retailers	68,800
Intangible asset—customer relationships, e-commerce	3,800
Intangible asset—trademark	63,800
Intangible asset—favorable leases	580
Goodwill	157,264
Liabilities assumed	(74,990)
Fair value of total purchase consideration	$271,009

Unaudited pro forma financial information

In accordance with ASC 805, the following unaudited pro forma financial information presents the combined results of continuing operations for the year ended December 31, 2014, as if the Acquisition had been completed on January 1, 2014 (in thousands). Unaudited pro forma financial information is not required to be presented for the year ended December 31, 2015 as the actual combined results of the Acquisition are already reflected in the consolidated financial statements for this period. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of operations.

The unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date or the results that will be obtained in the future.

Year ended
December 31, 2014
Net sales	$144,944
Net loss	(9,778)

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Note 4—Goodwill and other intangible assets

Information regarding the Company’s goodwill and intangible assets as of December 31, 2015 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(13,187)	$55,613
Customer relationships – e-commerce	3 years	3,900	(2,436)	1,464
Favorable leases, net	Varies	580	(175)	405
Total finite-lived intangibles		73,280	(15,798)	57,482
Trademarks	Indefinite	63,800	-	63,800
Goodwill		157,264	-	157,264
Total goodwill and other intangibles		$294,344	$(15,798)	$278,546

Information regarding the Company’s goodwill and intangible assets as of December 31, 2016 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(20,067)	$48,733
Customer relationships – e-commerce	3 years	3,900	(3,736)	164
Favorable leases, net	Varies	580	(274)	306
Total finite-lived intangibles		73,280	(24,077)	49,203
Trademarks	Indefinite	63,800	-	63,800
Goodwill		157,264	-	157,264
Total goodwill and other intangibles		$294,344	$(24,077)	$270,267

The Company has not recognized any impairment charges on its goodwill or intangible assets. Amortization expense on the finite-lived intangible assets amounted to $11,000, $7.6 million, $8.2 million and $8.3 million in the Predecessor 2014 Period, the Successor 2014 Period, and the years ended December, 31 2015 and 2016, respectively.

As a result of the Acquisition, the $0.7 million carrying value of the Predecessor’s goodwill as of January 31, 2014, was eliminated and new goodwill was recorded by the Successor on February 1, 2014. In addition, the Predecessor’s $0.6 million in historical finite-lived intangible assets was stepped-up to fair value at the time of the Acquisition. The Predecessor did not recognize any impairment charges during the Predecessor 2014 Period.

The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of December 31, 2016, is as follows (in thousands):

Year ending December 31,
2017	$7,121
2018	7,007
2019	6,982
2020	6,880
Thereafter	21,213
Total	$49,203

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Note 5—Property and equipment

Property and equipment as of December 31, 2015 and 2016 consists of the following (in thousands):

	December 31, 2015	December 31, 2016
Machinery, equipment and software	$1,322	$3,956
Leasehold improvements	1,880	7,620
Furniture and fixtures	625	2,771
Store fixtures	8,147	8,921
Property and equipment, gross	11,974	23,268
Less: Accumulated depreciation and amortization	(2,120)	(6,117)
Property and equipment, net	$9,854	$17,151

Depreciation and amortization expense on property and equipment were $30,000, $0.4 million, $2.0 million and $4.9 million in the Predecessor 2014 Period, the Successor 2014 Period and the years ended December 31, 2015 and 2016, respectively.

Note 6—Accrued expenses and other current liabilities

Accrued expenses as of December 31, 2015 and 2016 consists of the following (in thousands):

	December 31, 2015	December 31, 2016
Accrued expenses	$2,681	$9,537
Other current liabilities	4,752	9,249
Accrued compensation	6,280	7,111
Early exercised option deposit liability	-	4,074
Income taxes payable	-	3,705
Accrued expenses and other current liabilities	$13,713	$33,676

Note 7—Fair value of financial instruments

The fair value of foreign currency forward contracts and bank debt are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—Inputs that are unobservable (for example, cash flow modeling inputs based on management’s assumptions)

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s Level 2 instruments consist of foreign currency forward contracts for which fair values were based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of December 31, 2015 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Foreign currency forward contracts	$10,702	$-	$10,702	$-
Long-term debt, including current portion (1)	148,106	-	148,106	-
Total financial liabilities	$158,808	$-	$158,808	$-

(1)

Of this amount, $10,325 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of December 31, 2016 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Foreign currency forward contracts	$-	$-	$-	$-
Long-term debt, including current portion (1)	165,393	-	165,393	-
Total financial liabilities	$165,393	$-	$165,393	$-

(1)

Of this amount, $8,650 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 2 for any of the periods presented.

Note 8—Derivatives

The Company has previously used forward contracts to economically hedge the impact of the variability in exchange rates on contracts with its suppliers in China for future purchases of inventories denominated in RMB. The Company does not designate any of the forward contracts as hedges and does not apply hedge accounting. All forward contracts are recorded at fair value on the consolidated balance sheet. In the Predecessor 2014 Period, the Successor 2014 Period, and the years ended December 31, 2015 and 2016, realized and unrealized gains (losses) of ($0.1 million), ($6.9 million), ($7.9 million) and $1.1 million, respectively, from the Company’s forward contracts were recognized in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

The Company generally does not hedge the net assets of its international subsidiaries.

As of December 31, 2015 and December 31, 2016, the aggregate notional amount of the Company’s outstanding forward contracts was as follows (in thousands):

Derivatives not designated as hedging instruments	December 31, 2015	December 31, 2016
Foreign currency contracts	$148,978	$-

The Company’s derivative transactions are governed by ISDA Master Agreements, which include provisions governing the setoff of assets and liabilities between the parties. When the Company has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff as well as eligible offsetting transactions with that

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

counterparty, irrespective of the currency, place of payment or booking office. The Company’s policy is to present its derivative assets and derivative liabilities on the consolidated balance sheets on a net basis.

	Net amount	Gross amounts
	recognized in the	offset in the
As of December 31, 2015	consolidated	consolidated
(in thousands)	balance sheets	balance sheets	Gross amount
Liabilities:
Foreign currency contracts	$10,702	$-	$10,702
Total liabilities	$10,702	$-	$10,702

There were no forward contracts outstanding as of December 31, 2016.

Note 9—Debt

The following summarizes the recent significant transactions impacting the Company’s indebtedness:

•

In connection with the Acquisition on January 31, 2014, as discussed in Note 2, the Company entered into the 2014 Senior Secured Credit Facility, which consisted of a $20.0 million revolving line of credit and a $105.0 million term loan. Also on January 31, 2014, the Company entered into the $40.0 million Second Lien Term Loan. The interest rate on both the revolving credit facility and the term loan under the 2014 Senior Secured Credit Facility was 6.25% per annum as of December 31, 2015. The interest rate on the Second Lien Term Loan was 11% per annum as of December 31, 2015.

•

On June 7, 2016, the Company incurred an incremental $64.0 million in term loan borrowings under the 2014 Senior Secured Credit Facility to fund, in part, a $72.0 million special dividend to stockholders, and increased the total availability under the revolving credit facility to $25.0 million.

•	On September 27, 2016, the Company used a portion of the proceeds from the initial public offering to repay the entire outstanding balance of $40.0 million from the Second Lien Term Loan.
•

On December 23, 2016, the Company refinanced its outstanding obligations under the 2014 Senior Secured Credit Facility, entering into a new 5-year, $200.0 million senior secured credit facility (the “Senior Secured Credit Facility”), as further described below.

The Company’s outstanding debt as of December 31, 2015 and 2016 consists of the following (in thousands):

	December 31, 2015	December 31, 2016
Debt:
Revolving credit facility	$7,700	$-
Term loan	100,406	162,627
Second lien term loan	40,000	-
Capital lease obligations	-	2,766
Total debt	148,106	165,393
Less: debt issuance costs	(3,187)	(566)
Total debt, net of issuance costs	144,919	164,827
Less: current portion	(10,325)	(8,650)
Long-term portion of debt	$134,594	$156,177

Senior secured credit facility

On December 23, 2016, the Company entered into a new five-year, $200.0 million senior secured credit facility with a syndicate consisting of several large financial institutions. The facility consists of a $35.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”).

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

All amounts under the Revolving Credit Facility are available for draw until the maturity date on December 23, 2021. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.35% to 0.25% (depending on the Company’s consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $35.0 million. The unused balance of the Revolving Credit Facility as of December 31, 2016 was $34.5 million.

The Term Loan Facility maturity date is also December 23, 2021, and is collateralized by substantially all of the Company’s assets. Amortization installment payments on the Term Loan Facility are required to be made in quarterly installments of (i) $2,062,500 for fiscal quarters ending March 31, 2017 through December 31, 2018, (ii) $2,475,000 for fiscal quarters ending March 31, 2019 through December 31, 2019, (iii) $3,093,750 for fiscal quarters ending March 31, 2020 through December 31, 2020 and (iv) $4,125,000 for fiscal quarters ending March 31, 2021 through September 30, 2021. The remaining Term Loan Facility balance is due upon the maturity date. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments when there is (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within twelve months, or (iii) issuance of additional debt.

Both the Revolving Credit Facility and the Term Loan Facility bear interest, at the Company’s option, at a rate per annum equal to either (i) the greater of (x) 3.00% and (y) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period plus an applicable margin ranging from 2.00% to 3.50% based on the Company’s consolidated total net leverage ratio or (ii) the greater of (x) 2.00% and (y) a floating base rate plus an applicable margin ranging from 1.00% to 2.50% based on the Company’s consolidated total net leverage ratio. The interest rate on both the Revolving Credit Facility and the Term Loan was 4.5% per annum as of December 31, 2016.

The Company incurred costs directly related to the Senior Secured Credit Facility of $2.3 million, consisting primarily of lender fees of $2.1 million and third-party fees of $0.2 million. These fees were allocated between the Revolving Credit Facility and the Term Loan Facility, with the portion attributable to the Term Loan Facility recorded as a reduction of the carrying amount of the debt and the portion attributable to the Revolving Credit Facility recorded as a noncurrent asset.

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Senior Secured Credit Facility also includes reporting, financial and maintenance covenants that require the Company to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2015 and 2016, the Company was in compliance with all financial covenants.

Aggregate future minimum principal payments on the Term Loan are as follows (in thousands):

Year ending December 31,
2017	$8,250
2018	8,250
2019	9,900
2020	12,375
Thereafter	126,225
Total	$165,000

Interest expense and extinguishment of debt

In September 2016, the Company used a portion of the proceeds from the initial public offering to repay the entire outstanding balance of the Second Lien Term Loan. In connection with this extinguishment of debt, the Company incurred a $0.4 million prepayment penalty and wrote off $0.5 million in unamortized debt issuance costs attributable to the Second Lien Term Loan.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Additionally, as described above, in December 2016, the Company entered into a new Senior Secured Credit Facility and a portion of the debt outstanding under the 2014 Senior Secured Credit Facility was considered extinguished. In connection with this extinguishment of debt, the Company wrote off $1.7 million in unamortized debt discount and debt issuance costs, as well as approximately $0.1 million in other fees associated with the refinancing transaction. For the portion of the 2014 Senior Secured Credit Facility that was not considered extinguished, approximately $0.7 million in unamortized debt discount and $0.8 million in unamortized debt issuance costs remain on the balance sheet and are being amortized over the 5-year term of the new Senior Secured Credit Facility.

The components of interest expense are as follows (in thousands):

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Interest of term loan debt	$126	$10,192	$10,988	$12,076
Amortization of debt issuance costs	-	993	1,101	1,281
Loss on extinguishment of debt	-	-	-	2,736
Interest on revolving line of credit	2	369	700	190
Other	-	(9)	(68)	-
Interest expense, net	$128	$11,545	$12,721	$16,283

Note 10—Commitments and contingencies

Operating leases

The Company leases office, retail and warehouse space in New York, New Jersey, California and China from third parties under non-cancelable operating leases that provide for minimum base annual rental payments (excluding taxes and other charges). A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts have historically not been significant. The leases expire between 2018 and 2026. Total rent expense was $0.1 million, $1.9 million, $3.0 million and $4.1 million for the Predecessor 2014 Period, the Successor 2014 Period, and the years ended December 31, 2015 and 2016, respectively.

Future minimum lease payments under the operating leases are as follows (in thousands):

Year ending December 31,
2017	$4,789
2018	4,726
2019	4,636
2020	4,188
Thereafter	13,397
Total	31,736

In November 2016, the Company vacated a previously leased office facility and has entered into a sublease agreement with a related party for that space. The estimated future sublease income as of December 31, 2016 is $0.9 million and has been recorded as a reduction to the accrual of all remaining lease operating lease payments recognized on the date the previous facility was vacated.

Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Note 11—Income taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Domestic	$1,709	$(13,517)	$8,053	$9,677
Foreign	(74)	686	625	135
Total	$1,635	$(12,831)	$8,678	$9,812

The components of the (provision) benefit for income taxes are as follows (in thousands):

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Current:
U.S. federal	$1,394	$(363)	$(6,837)	$(9,978)
State	(5)	(111)	(1,026)	(2,096)
Foreign	18	(257)	(391)	-
Total current	1,407	(731)	(8,254)	(12,074)
Deferred:
U.S. federal	(1,881)	3,881	3,710	8,384
State	(68)	324	201	(773)
Foreign	-	71	22	(36)
Total deferred	(1,949)	4,276	3,933	7,575
Total (provision) benefit for income taxes	$(542)	$3,545	$(4,321)	$(4,499)

The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Federal statutory rate	34.0%	34.0%	35.0%	35.0%
State tax-net of federal benefit	1.7%	1.7%	2.2%	0.7%
State tax deferred rate change	0.0%	0.0%	0.3%	18.7%
Impact of foreign operations	0.4%	1.0%	(0.2%)	0.1%
U.S. subpart F income	0.0%	(2.2%)	2.5%	0.5%
Nondeductible transaction-related costs	0.0%	(6.5%)	0.0%	2.0%
Uncertain tax positions	0.0%	(0.2%)	5.3%	2.0%
Stock based compensation	0.0%	0.0%	0.6%	(16.8%)
Others	(3.0%)	(0.2%)	4.1%	3.7%
Effective tax rate	33.1%	27.6%	49.8%	45.9%

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	December 31, 2015	December 31, 2016
Deferred tax assets:
Compensation	$1,969	$1,848
Inventories and receivables	1,604	6,905
Accrued expenses	2,120	1,996
Stock compensation	238	1,967
Net operating losses	-	232
Other	446	1,304
Deferred tax assets	6,377	14,252
Deferred tax liabilities:
Goodwill	1,614	2,562
Fixed assets	1,620	2,699
Intangible assets	44,493	42,587
Other	514	579
Deferred tax liabilities	48,241	48,427
Net deferred tax liabilities	$41,864	$34,175

The deferred tax assets and liabilities within the same jurisdiction are reported net in the accompanying balance sheets as follows (in thousands):

	December 31, 2015	December 31, 2016
Noncurrent deferred tax assets	$262	$37
Noncurrent deferred tax liabilities	42,126	34,212
Net deferred tax liabilities	$41,864	$34,175

At December 31, 2016, the Company had gross foreign net operating loss carryforwards of $0.9 million. The foreign net operating loss carryforwards will begin to expire in 2020 and have a carryforward period of five years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Balance at beginning of year	$581	$581	$607	$1,256
Increases for prior year tax positions	-	-	1	438
Increases for current year tax positions	-	26	648	103
Decreases for prior year tax positions	-	-	-	(589)
Decreases due to settlements	-	-	-	-
Decreases due to statutes lapsing	-	-	-	-
Balance at end of year	$581	$607	$1,256	$1,208

If all of the Company’s unrecognized tax benefits as of December 31, 2015 and December 31, 2016 were recognized, $1.0 million and $0.7 million of unrecognized tax benefits, respectively, would impact the effective tax rate. The Company believes it is reasonably possible that $0.5 million of unrecognized tax benefits may reverse in the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company had $31,000 and $0.2 million of accrued gross interest and penalties as of December 31, 2015 and December 31, 2016, respectively. The Company recognized net interest expense of $20,000 and $0.1 million for the years ended December 31,

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

2015 and 2016, respectively. The Company did not recognize any net interest expense during the Predecessor 2014 Period and the Successor 2014 Period.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2016, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2013. Certain state returns are currently under audit by the state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note 12—Preferred stock

The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of December 31, 2015 or December 31, 2016.

In conjunction with the Acquisition, 135,041 shares of convertible preferred stock were issued for a total consideration of approximately $135.0 million. These shares remained outstanding as of December 31, 2015 and were converted to 37,271,375 shares of common stock immediately prior to the initial public offering.

Prior to conversion, the Company’s convertible preferred stock was classified as temporary equity in the accompanying consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity, as the convertible preferred stock was redeemable at the option of the holder and was also redeemable, if not converted to common stock, at the time of an initial public offering. In conjunction with this classification, the Company has accreted the carrying value of the convertible preferred stock to reflect its maximum redemption amount as of December 31, 2015 and through the date of conversion. The maximum redemption amount is the greater of the convertible preferred stock liquidation value (including dividends) or the as-converted value based on the common stock per share price.

For the Successor 2014 Period, the Company accreted $10.3 million, which represents dividends at the rate of 8% per annum. For the years ended December 31, 2015 and 2016, the Company accreted $52.0 million and $436.3 million, respectively, which reflect increases in the as-converted value. The accreted value was reclassified from temporary equity to additional paid-in capital upon conversion and the Company accounted for the accretion of convertible preferred stock as a reduction from amounts available for distribution to common stockholders.

Note 13—Stock-based compensation

Stock plans

The Company grants stock-based awards under its 2016 Equity Incentive Award Plan (the “2016 Plan”), which replaced its 2014 Equity Incentive Plan (the “2014 Plan”) and became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1. Immediately prior to the initial public offering, the 2014 Plan terminated and no further awards will be granted thereunder. The 2016 Plan permits the grant of incentive stock options, non-statutory stock options, restricted stock and other stock- or cash-based awards to employees, officers, directors, advisors and consultants. The 2016 Plan allows for option grants of the Company’s common stock based on service, performance and market conditions.

A total of 9,460,556 shares were reserved for grant and 607,276 shares remained available for future issuance under the 2014 Plan as of December 31, 2015. There were no shares reserved for grant or available for future issuance under the 2014 Plan as of December 31, 2016.

A total of 5,430,690 shares were initially reserved for grant under the 2016 Plan. Additionally, any awards outstanding under the 2014 Equity Plan that are forfeited or lapse unexercised will be added to the shares reserved and available for grant under the 2016 Plan, up to a maximum of 4,341,200 shares. As of December 31, 2016, a total of 5,510,040 shares were reserved for grant under the 2016 Plan, including 79,350 shares forfeited from the 2014 Plan to date, and 3,683,028 shares remained available for future issuance.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Early exercise of stock options

Stock options granted pursuant to the 2014 Plan permitted certain management-level option holders and directors to elect to exercise unvested options prior to vesting (“early exercise”). In the event of termination of the option holder’s employment or directorship, all unvested shares issued upon the early exercise, so long as they remain unvested, are subject to repurchase by the Company at the lower of the original exercise price or the fair market value of a share of common stock on the date of termination.

Consistent with authoritative guidance, early exercises are not considered substantive exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which is released to additional paid-in capital at each reporting date as the shares vest. During the year ended December 31, 2016, options to purchase 3,420,243 shares of common stock were early exercised prior to vesting. Subsequent to the date of exercise through December 31, 2016, options to purchase 1,869,817 shares of common stock subject to early exercise vested and options to purchase 27,600 shares of common stock subject to early exercise were forfeited and repurchased by the Company in connection with the resignation of a Board member. As of December 31, 2016, the Company recorded a liability of $4.1 million related to 1,522,826 shares that remained subject to a potential repurchase obligation of the Company. These shares are expected to vest within the next twelve months. Accordingly, the liability is included in accrued expenses and other current liabilities.

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

In July 2016, the Company provided an additional loan totaling $1.5 million (the “July 2016 Add-On Note”) to one of the Debtors to finance the exercise of an additional option to purchase 808,028 shares of common stock at an exercise price of $1.84 per share. The July 2016 Add-On Note carried interest at 0.71% per annum, due semi-annually, and matured in July 2018 or earlier upon the occurrence of certain events specified in the Note agreement. All other terms and conditions of the July 2016 Add-On Note were identical to the 2016 Notes. Amounts due from this employee in relation to the July 2016 Add-On Notes were recorded as a reduction in stockholders’ equity. Upon early exercise, the option holder received shares of restricted common stock.

In August 2016, the Debtors repaid the remaining balance on both the 2016 Notes and the July 2016 Add-On Note of $7.9 million, including accrued interest, in full.

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

Initial public offering grants

Effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1, the Company granted 596,217 restricted stock units (“RSUs”) and, upon pricing of the initial public offering, the Company granted options to purchase 1,250,517 shares of the Company’s common stock to certain officers, employees and directors under the 2016 Plan. Each option has an exercise price per share equal to the initial public offering price.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Service-based stock options

A summary of the Company’s service-based stock option activity and related information is as follows:

	Options outstanding	Weighted-average exercise price (1)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2015	3,997,502	$3.66
Granted	1,872,897	13.58
Exercised	(2,447,443)	3.55
Forfeited	(212,589)	4.40
Cancelled	(41,400)	3.62
Balance as of December 31, 2016	3,168,967	$8.55	8.7	$64,602

Exercisable, December 31, 2016	1,189,880	$1.86	7.3	$32,223

(1)	The weighted-average exercise prices reflect the impact of the $1.79 exercise price modification for any activity occurring after the June 7, 2016 modification date.

Additional information relating to service-based options is as follows (in thousands, except per share data):

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Stock-based compensation expense	$-	$287	$503	$4,286
Intrinsic value of options exercised	-	-	12	2,486

Weighted-average grant date fair value of options granted (per share) (1)	$-	$0.60	$0.99	$5.07

(1)

Based on the grant date fair value at the date of grant, excluding the impact of any subsequent modifications. The weighted-average incremental fair value related to 640,600 service-based options modified in June 2016 was $3.63.

As of December 31, 2016, there was $9.4 million of total unrecognized compensation cost related to service-based stock options, which is expected to be recognized over the remaining weighted-average vesting period of 3.8 years.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

During the period prior to the initial public offering, the Company estimated the grant date fair value of stock options granted by first computing the fair value using a Black-Scholes option-pricing model under three potential liquidity scenarios and then applying a probability weighting of each scenario. For the Predecessor 2014 Period, the Successor 2014 Period and the years ended December 31, 2015 and 2016, the fair value of service-based stock options granted were calculated using the following weighted-average assumptions:

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Expected term (in years)	n/a	4.7	4.1	5.9
Expected volatility	n/a	45.00%	40.92%	36.50%
Risk-free interest rate	n/a	1.34%	1.51%	1.34%
Expected dividend yield	n/a	0.00%	0.00%	0.00%

The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of the underlying common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of stock options were:

Fair value of common stock

The fair value of shares of common stock underlying stock options has historically been the responsibility of, and determined by, the Company’s board of directors, with input from management. Prior to the initial public offering, there was no public market for the Company’s common stock and the board of directors determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. After the initial public offering, the fair value of shares of common stock underlying stock options is based on the closing stock price on the date of grant.

Expected term

The expected term of the options represents the period of time that the options are expected to be outstanding. Options granted have a maximum contractual life of 10 years. Prior to the initial public offering, the Company estimated the expected term of the option based on the estimated timing of potential liquidity events. For grants upon or after the initial public offering, the Company estimated the expected term based upon the simplified method described in Staff Accounting Bulletin No. 107, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

Expected volatility

As the Company does not have sufficient trading history for its common stock, the expected stock price volatility for the common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies within the same industry, which are of similar size, complexity and stage of development. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

Risk-free interest rate

The risk-free interest rate was based on the U.S. Treasury rate, with maturities similar to the expected term of the options.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Expected dividend yield

The Company does not anticipate paying any dividends in the foreseeable future. As such, the Company uses an expected dividend yield of zero.

Performance-based stock options

For the Company’s performance-based options, in addition to the service condition, the ultimate number of shares to be earned depends on the achievement of both a performance and market condition. The performance condition is based on the occurrence of a liquidity event and was satisfied in connection with the initial public offering in September 2016. The market condition is based upon the achievement of a minimum rate of return from the liquidity event, which will first be measured in March 2017, and holders of performance-based options must remain employed as of the measurement date.

A summary of the Company’s performance-based stock option activity and related information is as follows:

	Options outstanding	Weighted-average exercise price (1)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2015	4,848,869	$3.64
Granted	276,690	6.69
Exercised	-	-
Forfeited	(1,265,992)	3.57
Cancelled	(23,460)	3.62
Balance as of December 31, 2016	3,836,107	$2.46	7.8	$101,592

(1)	The weighted-average exercise prices reflect the impact of the $1.79 exercise price modification for any activity occurring after the June 7, 2016 modification date.

In regards to the performance condition, if a liquidity event occurred on or prior to January 31, 2016, an additional number of options would have vested, assuming the minimum rate of return was achieved. During the year ended December 31, 2016, performance-based options to purchase a total of 919,611 shares of common stock did not vest and were forfeited because a liquidity event did not occur on or prior to January 31, 2016. The remaining forfeitures occurred in connection with the termination of employment of certain employees.

Additional information relating to performance-based options is as follows (in thousands, except per share data):

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Stock-based compensation expense	$-	$-	$-	$1,813
Intrinsic value of options exercised	$-	-	-	-

Weighted-average grant date fair value of options granted (per share) (1)	$-	$0.40	$0.50	$1.52

(1)

Based on the grant date fair value at the date of grant, excluding the impact of any subsequent modifications. The weighted-average incremental fair value related to 1,109,163 performance-based options modified in June 2016 was $0.31.

Because the achievement of the performance condition was not deemed probable until a liquidity event occurred, no compensation expense was recognized during the Successor 2014 Period or the year ended December 31, 2015 related to performance-based options. As of December 31, 2016, there was $0.3 million of total unrecognized compensation cost related to performance-based options, which is expected to be recognized over the remaining weighted-average vesting period of 0.2 years.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

The remaining expense reflects the derived service period associated with the requirement to remain employed as of the date that the market condition is satisfied.

The fair values were determined using a Monte Carlo simulation model, based on rate of return from a potential liquidity event that ranges from 3.0x to 6.5x. The model assumed three potential liquidity scenarios and applied a probability weighting to each scenario. The rate of return is defined as the aggregate amount of distribution, dividends and sales proceeds received by equity holders, in a liquidity event, divided by the aggregate amount of original capital contribution made by these equity holders as of January 31, 2014.

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Restricted stock units outstanding	Weighted-average grant date fair value
Balance as of December 31, 2015	-	$-
Granted	596,217	17.00
Vested	-	-
Forfeited	(9,993)	17.00
Cancelled	-	-
Balance as of December 31, 2016	586,224	$17.00

The fair value for restricted stock units is calculated based on the stock price on the date of grant. The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2016 was $17.00. The Company recognized $0.7 million in stock-based compensation expense associated with restricted stock units in the year ended December 31, 2016. As of December 31, 2016, there was $9.3 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 3.7 years.

Phantom shares

On November 14, 2014, the Company adopted the J.A. Cosmetics Holdings, Inc. 2014 Phantom Equity Plan (the “Phantom Plan”). The Phantom Plan authorizes the grant of up to 220,800 units of phantom equity to employees, directors and consultants of the Company and any of its subsidiaries. The phantom shares each represent a contractual right to payment of compensation in the future based on the amounts distributable to a holder of the Company’s common stock in connection with a sale of the Company (defined below), less the exercise price. The phantom shares do not represent shares of the Company’s common stock, and a recipient of phantom shares does not receive an ownership interest in the Company, stockholder voting rights or other incidents of ownership to the Company’s common stock.

The phantom shares vest immediately on sale of the majority of the Company’s outstanding common stock or substantially all of the Company’s assets (“sale of the Company”), and the phantom stockholder remains continuously employed by the Company from the date of grant through the date of a sale of the Company. Upon a sale of the Company, holders of a vested phantom share will receive a one-time cash payment in an amount equal to the difference between the fair market value of the amounts to be received by a holder of a share of the Company’s common stock in connection with the sale of the Company and the fair market value of a share of the Company’s common stock on the grant date, as set forth in the phantom shares award agreement. During the Successor 2014 Period and the year ended December 31, 2015, the Company granted 131,100 and 62,100 phantom shares, respectively. No phantom shares were granted during the year ended December 31, 2016. As a cash payment is triggered only upon a sale of the Company, no compensation expense has been recognized related to these phantom shares. As of December 31, 2016, there was $4.5 million of unrecognized stock-based compensation related to the phantom shares; that cost is expected to be recognized upon sale of the Company, if any.

Note 14—Employee benefit plan

The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company elected not to make any contributions to the 401(k) Plan during the Predecessor 2014 Period or the Successor 2014 Period. The Company made $18,000 and $0.1 million of matching contributions to the 401(k) Plan during the years ended December 31, 2015 and 2016, respectively.

Note 15—Related-party transactions

The Company previously rented office space in Shanghai, China from a lessor who was also an employee of the Company. During the Predecessor 2014 Period and the Successor 2014 Period, the Company incurred $36,000 and $0.4 million in rent expense to this lessor, which was included in selling, general and administrative expenses. In 2015, the employee ceased employment with the Company, and the lease was terminated.

Cosmopack and Promotions Plus, each a related party entity owned by a relative of a former executive officer, managed the Company’s distribution and fulfillment operations for the New Jersey warehouse and charged the Company for these services. During the Predecessor 2014 Period and the Successor 2014 Period, the Company incurred $0.4 million and $3.7 million, respectively, for these services, which was included in selling, general and administrative expenses in the consolidated statement of operations. The former executive officer was an employee until December 31, 2014.

During the Successor 2014 Period and the years ended December 31, 2015 and 2016, the Company incurred $0.8 million, $0.9 million and $0.9 million, respectively, in management and consulting fees to its majority stockholder, TPG. Amounts owed are included in due to related parties in the consolidated balance sheet. Subsequent to the initial public offering, the Company ceased paying management and consulting fees to TPG and there are no amounts due to TPG as of December 31, 2016.

As disclosed in Note 13, during the year ended December 31, 2016, the Company extended loans to certain key management personnel totaling $12.0 million, which were repaid in full as of December 31, 2016.

As disclosed in Note 10, in November 2016, the Company vacated a previously leased office facility and has entered into a sublease agreement with a related party for that space. The estimated future sublease income as of December 31, 2016 is $0.9 million and has been recorded as a reduction to the accrual of all remaining lease operating lease payments recognized on the date the previous facility was vacated.

e.l.f. Beauty, Inc. and subsidiaries

Notes to consolidated financial statements

Note 16—Net income (loss) per share

The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share data):

	Predecessor	Successor
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Year ended December 31,
	January 31, 2014	December 31, 2014	2015	2016
Numerator:
Net income (loss)	$1,093	$(9,286)	$4,357	$5,313
Adjustments to numerator:
Dividend paid to preferred stockholders	-	-	-	$(66,531)
Accretion of convertible preferred stock to maximum redemption value	-	(10,287)	(51,967)	$(436,317)
Net loss attributable to common stockholders	1,093	(19,573)	(47,610)	$(497,535)

Denominator:
Weighted average common shares outstanding - basic	1,000	27,593	30,523	12,606,529
Weighted average common shares outstanding - diluted	1,005	27,593	30,523	12,606,529

Net income (loss) per share:
Basic	$1,093.00	$(709.35)	$(1,559.81)	$(39.47)
Diluted	$1,087.56	$(709.35)	$(1,559.81)	$(39.47)

Anti-dilutive securities excluded from diluted EPS:
Service-based stock options	-	3,019,451	3,997,503	3,168,967
Common shares underlying convertible preferred stock	-	37,271,375	37,271,375	-
Performance-based stock options	-	3,557,057	4,848,869	3,836,107
Restricted stock units	-	-	-	586,224
Total	-	43,847,883	46,117,747	7,591,298

Note 17—Quarterly financial summary (unaudited)

Unaudited quarterly results for the last two years were as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2016
Net sales	52,673	44,147	56,312	76,436
Gross profit	29,300	25,137	32,478	45,320
Net income (loss)	3,804	(2,715)	(2,377)	6,601
Net income (loss) attributable to common stockholders	(34,143)	(96,389)	(373,605)	6,378
Net income (loss) per share:
Basic	$(69.57)	$(117.31)	$(73.13)	$0.15
Diluted	$(69.57)	$(117.31)	$(73.13)	$0.13
2015
Net sales	38,941	36,253	50,783	65,436
Gross profit	20,190	19,108	26,002	35,029
Net income (loss)	1,315	1,363	(748)	2,427
Net loss attributable to common stockholders	(1,580)	(1,623)	(4,701)	(39,706)
Net loss per share:
Basic	$(57.26)	$(58.82)	$(154.42)	$(1,151.13)
Diluted	$(57.26)	$(58.82)	$(154.42)	$(1,151.13)

Exhibit index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated January 31, 2014, by and among e.l.f. Beauty, Inc. and certain stockholders party thereto.		S-1	4.2	333-213333	8/26/2016

4.3	Second Amended and Restated Stockholders Agreement, dated as of March 3, 2017, by and among e.l.f. Beauty, Inc., TPG elf Holdings, L.P. and certain equityholders party thereto.		8-K	10.1	001-37873	3/3/2017

4.4	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

10.1	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.2	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.3	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.4	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.5	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

10.6	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., JA 139 Fulton Street Corp., JA 741 Retail Corp., JA Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.7(a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.12	333-213333	8/26/2016

10.7(b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.	X

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date

10.8#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.13	333-213333	8/26/2016

10.9#	2014 Phantom Equity Plan of e.l.f. Beauty, Inc.		S-1	10.14	333-213333	8/26/2016

10.10#	Amendment to 2014 Phantom Equity Plan of e.l.f. Beauty, Inc., dated as of September 5, 2016.		S-1/A	10.28	333-213333	9/12/2016

10.11#	Form of phantom shares award agreement used under the 2014 Phantom Equity Plan of e.l.f. Beauty, Inc.		S-1	10.15	333-213333	8/26/2016

10.12(a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.16	333-213333	9/12/2016

10.12(b)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.17	333-213333	9/12/2016

10.12(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.27	333-213333	9/12/2016

10.12(d)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).	X

10.12(e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).	X

10.13#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

10.14#	Employment Agreement, dated as of January 31, 2014, by and among Tarang Amin, e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.19	333-213333	8/26/2016

10.15#	Employment Agreement, dated as of August 13, 2015, by and among John Bailey, e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.20	333-213333	8/26/2016

10.16#	Employment Agreement, dated as of January 31, 2014, by and among Scott Milsten, e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.21	333-213333	8/26/2016

10.17#	Employment Agreement, dated as of February 2, 2014, by and among Richard Baruch, Jr., e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.22	333-213333	8/26/2016

10.18#	Amended and Restated Employment Agreement, dated as of September 7, 2016, by and among Erin Daley, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		S-1/A	10.23	333-213333	9/12/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.19#	Second Amended and Restated Employment Agreement, dated as of December 5, 2016, by and among Erin Daley, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.	X

10.20#	Employment Agreement, dated as of July 8, 2016, by and between Jonathan T. Fieldman, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		S-1	10.24	333-213333	8/26/2016

10.21#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.22#	Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		S-1/A	10.26	333-213333	9/12/2016

21.1	List of Significant Subsidiaries of e.l.f. Beauty, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance.

XBRL Taxonomy Extension Schema.

XBRL Taxonomy Extension Calculation Linkbase.

XBRL Taxonomy Extension Label Linkbase.

XBRL Taxonomy Extension Presentation Linkbase.

XBRL Taxonomy Extension Definition Linkbase.

X X X X X X

#	Indicates management contract or compensatory plan
*

This certification is deemed furnished, and not filed, with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of e.l.f. Beauty, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.