Form 10-Q
period 2017-03-31
e.l.f. Beauty, Inc.
filed 2017-05-12
CIK 1600033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37873

e.l.f. Beauty, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4464131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 10th Street Oakland, CA 94607 (510) 778-7787 (Address of registrant’s principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non- accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2017 was 45,667,437 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share and per share data)

	December 31, 2016	March 31, 2017
Assets
Current assets:
Cash	$15,295	$5,376
Accounts receivable, net	37,825	29,135
Inventories	69,397	76,904
Prepaid expenses and other current assets	2,387	4,084
Total current assets	124,904	115,499
Property and equipment, net	17,151	16,277
Intangible assets, net	113,003	111,144
Goodwill	157,264	157,264
Other assets	2,407	1,187
Total assets	$414,729	$401,371

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,650	$23,656
Accounts payable	37,944	19,861
Accrued expenses and other current liabilities	33,676	16,423
Total current liabilities	80,270	59,940
Long-term debt and capital lease obligations	156,177	154,186
Deferred tax liabilities	34,212	34,384
Other long-term liabilities	3,208	3,213
Total liabilities	273,867	251,723

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2016 and March 31, 2017; 45,276,137 and 45,655,937 shares issued and outstanding as of December 31, 2016 and March 31, 2017, respectively	438	454
Additional paid-in capital	700,871	707,480
Accumulated deficit	(560,447)	(558,286)
Total stockholders' equity	140,862	149,648
Total liabilities, convertible preferred stock and stockholders' equity	$414,729	$401,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated statements of operations

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2016	2017
Net sales	$52,673	$60,574
Cost of sales	23,373	22,346
Gross profit	29,300	38,228
Selling, general, and administrative expenses	23,109	33,005
Operating income	6,191	5,223
Other income (expense), net	3,590	(799)
Interest expense, net	(3,061)	(2,156)
Income before provision for income taxes	6,720	2,268
Provision for income taxes	(2,916)	(108)
Net income	$3,804	$2,160
Comprehensive income	$3,804	$2,160
Net income (loss) per share (Note 8):
Basic	$(69.57)	$0.05
Diluted	$(69.57)	$0.04
Weighted average shares outstanding (Note 8):
Basic	490,760	44,099,338
Diluted	490,760	49,477,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2016	2017
Cash flows from operating activities:
Net income	$3,804	$2,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangible assets	2,068	1,859
Depreciation of property and equipment	912	1,800
Stock-based compensation expense	187	2,404
Amortization of debt issuance costs and discount on debt	264	202
Deferred income taxes	(19)	(35)
Loss on disposal of fixed assets	117	131
Loss/(gain) on foreign currency forward contracts	(5,856)	-
Other, net	24	199
Changes in operating assets and liabilities:
Accounts receivable	(1,617)	8,480
Inventories	2,852	(7,496)
Prepaid expenses and other assets	415	(304)
Accounts payable and accrued expenses	7,355	(31,449)
Other liabilities	792	6
Net cash provided by (used in) operating activities	11,298	(22,043)
Cash flows from investing activities:
Purchase of property and equipment	(1,921)	(676)
Net cash used in investing activities	(1,921)	(676)
Cash flows from financing activities:
Proceeds from revolving line of credit	-	15,000
Repayment of revolving line of credit	(7,700)	-
Repayment of long term debt	(656)	(2,063)
Cash received from issuance of common stock	749	146
Deferred offering costs paid	(965)	(193)
Other, net	-	(90)
Net cash provided by (used in) financing activities	(8,572)	12,800

Net increase (decrease) in cash	805	(9,919)
Cash - beginning of period	14,004	15,295
Cash - end of period	$14,809	$5,376

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

Note 2 ̶ Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2017, and its results of operations for the three months ended March 31, 2017, and cash flows for the three months ended March 31, 2017. The condensed consolidated balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Significant accounting policies

The Company made no significant changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Annual Report. The Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited consolidated financial statements included in the Annual Report.

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

The Company is currently evaluating the alternative methods of adoption, as well as other possible impacts of the adoption of this standard on its consolidated financial statements and related disclosures.

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

It requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application.

		January 1, 2019	The Company is currently evaluating the effect of the standard on its financial statements and related disclosures.

Note 3 ̶ Goodwill and intangible assets

Information regarding the Company’s goodwill and intangible assets as of December 31, 2016, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(20,067)	$48,733
Customer relationships – e-commerce	3 years	3,900	(3,736)	164
Favorable leases, net	Varies	580	(274)	306
Total finite-lived intangibles		73,280	(24,077)	49,203
Trademarks	Indefinite	63,800	-	63,800
Goodwill		157,264	-	157,264
Total goodwill and other intangibles		$294,344	$(24,077)	$270,267

Information regarding the Company’s goodwill and intangible assets as of March 31, 2017, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(21,787)	$47,013
Customer relationships – e-commerce	3 years	3,900	(3,850)	50
Favorable leases, net	Varies	580	(299)	281
Total finite-lived intangibles		73,280	(25,936)	47,344
Trademarks	Indefinite	63,800	-	63,800
Goodwill		157,264	-	157,264
Total goodwill and other intangibles		$294,344	$(25,936)	$268,408

Amortization expense related to intangible assets was $2.1 million and $1.9 million in the three months ended March 31, 2016 and 2017, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization.

Future amortization expense for intangible assets as of March 31, 2017 is as follows (in thousands):

Remainder of 2017	$5,262
2018	7,007
2019	6,982
2020	6,880
2021	6,880
Thereafter	14,333
Total	$47,344

No impairments of goodwill or intangible assets were recorded in the three months ended March 31, 2016 and 2017.

Note 4 ̶ Accrued expenses

Accrued expenses as of December 31, 2016 and March 31, 2017 consisted of the following (in thousands):

	December 31, 2016	March 31, 2017
Accrued expenses	$9,537	$5,760
Other current liabilities	9,249	4,768
Accrued compensation	7,111	2,274
Early exercised option deposit liability	4,074	-
Income taxes payable	3,705	3,621
Accrued expenses and other current liabilities	$33,676	$16,423

Note 5 ̶ Debt

The Company’s outstanding debt as of December 31, 2016 and March 31, 2017 consisted of the following (in thousands):

	December 31, 2016	March 31, 2017
Revolving credit facility(1)	$-	$15,000
Term loan(1)	162,627	160,700
Capital lease obligations	2,766	2,676
Total debt(2)	165,393	178,376
Less: debt issuance costs	(566)	(534)
Total debt, net of issuance costs	164,827	177,842
Less: current portion	(8,650)	(23,656)
Long-term portion of debt	$156,177	$154,186

(1) See Note 9, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Facility (as defined in Note 9). As of March 31, 2017, the Senior Secured Credit Facility consisted of (i) a $165.0 million term loan due December 23, 2021 and (ii) a $35.0 million revolving credit facility, with amounts available for draw until the maturity date on December 23, 2021 and for which the unused balance as of March 31, 2017 was $19.5 million.

(2)  The gross carrying amounts of the Company’s long-term debt, before reduction of the debt issuance costs, and capital lease obligations approximate their fair values, based on Level 2 inputs (quoted prices for similar assets and liabilities in active markets or inputs that are observable), as the stated rates approximate market rates for loans with similar terms. The Company did not transfer any liabilities measured at fair value on a recurring basis to or from Level 2 for any of the periods presented.

Note 6 ̶ Commitments and contingencies

Operating leases

The Company leases office, retail and warehouse space in New York, New Jersey, California and China from third parties under non-cancelable operating leases that provide for minimum base rental payments (excluding taxes and other charges). The leases expire between 2018 and 2026. Total rent expense was $0.8 million and $1.2 million for the three months ended March 31, 2016 and 2017, respectively.

Future minimum lease payments under the operating leases are as follows (in thousands):

Remainder of 2017	$3,579
2018	4,726
2019	4,636
2020	4,188
2021	3,294
Thereafter	10,103
Total	$30,526

Legal contingencies

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 7 ̶ Stock-based compensation

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

Consistent with authoritative guidance, early exercises are not considered substantive exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which is released to additional paid-in capital at each reporting date as the shares vest. A total of 1,522,826 shares subject to early exercised options vested during the three months ended March 31, 2017 and the associated deposit liability of $4.1 million was reclassified to additional paid-in capital. As of March 31, 2017, no early exercised options remain unvested.

Stock options

Service-based vesting options

The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the three months ended March 31, 2017:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2016	3,168,967	$8.55
Granted	166,200	26.88
Exercised	(77,600)	1.84
Forfeited	(104,034)	18.06
Cancelled	-	-
Balance as of March 31, 2017	3,153,533	$9.37	8.2	$61,269

Exercisable, March 31, 2017	1,166,100	$1.94	6.4	$31,325

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair market value of a share of common stock of $28.80 on March 31, 2017.

Stock-based compensation cost related to service-based vesting options was $0.2 million and $0.5 million in the three months ended March 31, 2016 and 2017, respectively. As of March 31, 2017, there was $9.4 million in unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average period of 3.7 years.

All stock-based compensation expense is recorded in selling, general and administrative expenses.

Performance-based and market-based vesting options

The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions for the three months ended March 31, 2017:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2016	3,836,107	$2.46
Granted	463,200	27.02
Exercised	(1,522,826)	2.68
Forfeited	(39,900)	28.94
Cancelled	-	-
Balance as of March 31, 2017	2,736,581	$6.11	8.0	$62,101

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair market value of a share of common stock of $28.80 on March 31, 2017.

Prior to the initial public offering, the Company granted options that vested based upon the achievement of both a performance and market condition. The performance condition was based on the occurrence of a liquidity event, and was satisfied in connection with the initial public offering in September 2016. The market condition was based upon the achievement of a minimum rate of return from the liquidity event, and was satisfied in March 2017. Accordingly, all such outstanding options vested in March 2017.

In February 2017, the Company granted options that vest based upon the achievement of specified stock prices. The fair values and derived service periods were determined using a Monte Carlo simulation model. If the awards vest prior to the end of the derived service period, the remaining unamortized compensation cost will be recognized in the period of vesting.

In the three months ended March 31, 2017, the Company recognized $0.8 million in stock-based compensation cost related to performance-based and market-based vesting options. As of March 31, 2017, there was $4.0 million in unrecognized stock-based compensation cost related to unvested performance-based and market-based stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted stock

The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the three months ended March 31, 2017:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2016	586,224	$17.00
Granted	793,300	26.98
Vested	-	-
Forfeited	(95,384)	23.52
Cancelled	-	-
Balance as of March 31, 2017	1,284,140	$22.68

As of March 31, 2017, there were 302,200 unvested shares subject to RSAs outstanding.

In the three months ended March 31, 2017, the Company recognized $1.1 million in stock-based compensation cost related to RSAs and RSUs. As of March 31, 2017, there was $27.4 million in unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 3.7 years.

Note 8 ̶ Net income (loss) per share

The Company computes basic earnings per share using the weighted average number of common shares outstanding. As the Company incurred a net loss attributable to common stockholders during the three months ended March 31, 2016, basic and diluted weighted average shares outstanding are the same in that period. A portion of the net loss attributable to common stockholders in prior periods reflects the accretion of preferred stock to the maximum redemption value. All outstanding shares of convertible preferred stock converted to common stock and the accreted value was reclassified into common stock and additional paid-in capital in the three months ended September 30, 2016.

The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share and per share data):

	Three months ended March 31,
	2016	2017
Numerator:
Net income	$3,804	$2,160
Adjustments to numerator:
Accretion of convertible preferred stock to maximum redemption value	(37,947)	-
Net income (loss) attributable to common stockholders	$(34,143)	$2,160

Denominator:
Weighted average common shares outstanding - basic	490,760	44,099,338
Diluted common equivalents from stock options	-	5,119,598
Diluted common equivalents from restricted stock units	-	255,485
Diluted common equivalents from restricted stock awards	-	3,453
Weighted average common shares outstanding - diluted	490,760	49,477,874

Net income (loss) per share:
Basic	$(69.57)	$0.05
Diluted	$(69.57)	$0.04

Anti-dilutive securities excluded from diluted EPS:
Stock options	7,487,375	620,000
Common shares underlying convertible preferred stock	37,271,375	-
Restricted stock units	-	50,000
Total	44,758,750	670,000

Note 9–Income taxes

We estimate our annual effective income tax rate at the end of each quarterly period. This estimate takes into account the mix of expected income or loss before income taxes by tax jurisdiction and enacted changes in tax laws.  Our quarterly tax provision and quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors, including having to forecast income or loss before income taxes by jurisdiction prior to the completion of the full year, changes in non-deductible expenses or discrete items, as well as the actual amount of income or loss before income taxes. For example, the impact of discrete items on our effective tax rate is greater when income or loss before income taxes is lower.

The effective tax rate for the three months ended March 31, 2016 and 2017, was 43.4% and 4.8%, respectively. The change in the Company's effective tax rate for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to changes in the actual amount of pretax income generated in each period, as well as the impact of discrete items, such as stock option exercises, which generated a tax benefit of $0.8 million in the three months ended March 31, 2017.

Note 10 ̶ Related party transactions

On October 11, 2016, the Company entered into a sublease agreement with Fit for Life, LLC pursuant to which the Company subleased certain office and showroom space in New York, New York. Joseph A. Shamah, a former member of the Company’s Board of Directors and a director and stockholder of J.A. Cosmetics Corp., the holder of approximately 10.1% of the Company’s outstanding common stock, is the Chief Executive Officer of Fit for Life, LLC.  The annual base rent for the sublease is approximately $0.3 million per year and the sublease has a term of 39 months. The Company recognized $0.1 million in sublease income from Fit for Life, LLC during the three months ended March 31, 2017 and the estimated future sublease income as of March 31, 2017 is $0.8 million.

Note 11 ̶ Subsequent events

On April 14, 2017, the Company entered into an agreement to make a minority equity investment in a social media analytics company (“Investee”). Pursuant to this agreement, the Company invested $3.0 million and received 4.7 million shares of preferred stock, or approximately 15.0% of the total outstanding voting securities of the Investee.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management’s discussion and analysis (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.

Cautionary note regarding forward-looking statements

This discussion and analysis contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins profitability, capital expenditures, liquidity and capital resources and other financial and operating information. The words "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of selected events may differ materially from those discussed in these forward-looking statements. You should carefully read the “Risk factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are one of the fastest growing, most innovative cosmetics companies in the United States. Driven by our mission to make luxurious beauty accessible for all, we have challenged the traditional belief that quality cosmetics are only available at high prices in select channels. e.l.f. offers high-quality, prestige-inspired beauty products for eyes, lips and face at extraordinary value. Our price points encourage trial and experimentation, while our commitment to quality and a differentiated consumer engagement model engender loyalty among a passionate and vocal group of consumers.

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

Seasonality

Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the third or fourth fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth fiscal quarters, our working capital needs are generally greater during the second and third fiscal quarters of the fiscal year. Fluctuations throughout the year may also be driven by the timing of product restocking or rearrangement by our major customers as well as expansion into new customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.

Results of operations

The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2017
Net sales	$52,673	$60,574
Cost of sales	23,373	22,346
Gross profit	29,300	38,228
Selling, general, and administrative expenses	23,109	33,005
Operating income	6,191	5,223
Other income (expense), net	3,590	(799)
Interest expense, net	(3,061)	(2,156)
Income before provision for income taxes	6,720	2,268
Income tax benefit (provision)	(2,916)	(108)
Net income	$3,804	$2,160

	Three months ended March 31,
(percentage of net sales)	2016	2017
Net sales	100%	100%
Cost of sales	44%	37%
Gross profit	56%	63%
Selling, general, and administrative expenses	44%	54%
Operating income	12%	9%
Other income (expense), net	7%	(1%)
Interest expense, net	(6%)	(4%)
Income before provision for income taxes	13%	4%
Income tax benefit (provision)	(6%)	(0%)
Net income	7%	4%

Comparison of three months ended March 31, 2017 to three months ended March 31, 2016

Net sales

Net sales increased $7.9 million, or 15%, to $60.6 million for the three months ended March 31, 2017, from $52.7 million for the three months ended March 31, 2016. The increase was primarily driven by growth in leading national retailers due to incremental increases in shelf space and increased productivity, coupled with the continued expansion of our direct channels.

Gross profit

Gross profit increased $8.9 million, or 30%, to $38.2 million for the three months ended March 31, 2017, compared to $29.3 million for the three months ended March 31, 2016. Increased volume accounted for $4.4 million of the increase in gross profit, with the remaining $4.5 million attributable to margin accretive innovation, coupled with improvements in freight costs and the benefit of foreign exchange rate movements. Gross margin improved from 56% for the three months ended March 31, 2016 to 63% for the three months ended March 31, 2017, also as a result of margin accretive innovation, coupled with improvements in freight costs and the benefit of foreign exchange rate movements.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $33.0 million for the three months ended March 31, 2017, an increase of $9.9 million, or 43%, from $23.1 million for the three months ended March 31, 2016. SG&A expenses as a percentage of net sales increased to 54% in the three months ended March 31, 2017 from 44% in the three months ended March 31, 2016. The increase was primarily a result of higher stock-based compensation expense, additional investments in sales and marketing to support growth, increased expenses related to the operations of additional e.l.f. stores, higher information technology costs to support infrastructure improvements and business capabilities, and expenses associated with a secondary offering of our common stock by certain of our stockholders.

Other income (expense), net

Other income (expense) decreased $4.4 million from income of $3.6 million for the three months ended March 31, 2016 to expense of $0.8 million for the three months ended March 31, 2017. This decrease was primarily related to the movement in the RMB and the impact of legacy exchange rate forward contracts in the comparable 2016 period.

Interest expense

Interest expense decreased $0.9 million, or 30%, to $2.2 million for the three months ended March 31, 2017, compared to $3.1 million for the three months ended March 31, 2016. This decrease was primarily due to the refinancing of our credit facility in December 2016 resulting in lower interest rates, partially offset by incremental borrowings.

Income taxes

The provision for income taxes decreased from $2.9 million, or an effective tax rate of 43.4%, for the three months ended March 31, 2016 to $0.1 million, or an effective tax rate of 4.8%, for the three months ended March 31, 2017. The change was primarily driven by a $4.4 million decrease in pretax net income from $6.7 million to $2.3 million and a decrease in discrete items from a tax expense of $0.1 million in 2016 to a tax benefit of $0.8 million in 2017. In the three months ended March 31, 2017, these discrete items primarily related to a tax benefit generated by stock option exercises of $0.8 million.

Financial condition, liquidity and capital resources

Overview

As of March 31, 2017, we held $5.4 million of cash and cash equivalents. In addition, as of March 31, 2017, we had borrowing capacity of $19.5 million under our Revolving Credit Facility (as defined below under the heading “Description of indebtedness”).

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

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion into new retail stores and the general seasonality of our business. As of March 31, 2017, we had working capital, excluding cash, of $50.2 million, compared to $29.3 million as of December 31, 2016, partially driven by the impact of deliberate increases in the inventory position of our top items. Working capital, excluding cash and debt, was $73.8 million and $38.0 million as of March 31, 2017 and December 31, 2016, respectively.

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

Cash flows

	Three months ended March 31,
(in thousands)	2016	2017
Net cash provided by (used in):
Operating activities	$11,298	$(22,043)
Investing activities	(1,921)	(676)
Financing activities	(8,572)	12,800
Net increase (decrease) in cash:	$805	$(9,919)

Cash provided by (used in) operating activities

For the three months ended March 31, 2017, net cash used in operating activities was $22.0 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $8.7 million offset by unfavorable increases in net working capital of $30.8 million during this period. The increases in net working capital were largely driven by a $31.4 million decrease in accounts payable and accrued expenses primarily due to payments for inventory ordered at the end of fiscal year 2016, and a $7.5 million increase in inventory to support growth, partially offset by an $8.5 million decrease in accounts receivable driven by timing of collections for a significant customer.

For the three months ended March 31, 2016, net cash provided by operating activities was $11.3 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $1.5 million as well as favorable reductions in net working capital of $9.8 million during this period. The favorable reductions in net working capital were largely driven by an increased focus on working capital optimization and primarily attributable to a decrease of $2.9 million in inventory and a $7.4 million increase in accounts payable and accrued expenses, partially offset by a $1.6 million increase in accounts receivable.

Cash provided by (used in) investing activities

For the three months ended March 31, 2017, net cash used in investing activities was $0.7 million, compared to $1.9 million for the three months ended March 31, 2016. The decrease was driven primarily by lower purchases of property and equipment related to store fixtures to support new distribution at national retailers.

Cash provided by (used in) financing activities

For the three months ended March 31, 2017, net cash provided by financing activities was $12.8 million, driven primarily by the drawdown of $15.0 million from our Revolving Credit Facility, partially offset by $2.1 million in mandatory principal payments under our Term Loan Facility.

For the three months ended March 31, 2016, net cash used in financing activities was $8.6 million, driven primarily by debt repayments related to our Revolving Credit Facility and the payment of deferred offering costs related to our initial public offering.

Description of indebtedness

Senior Secured Credit Facility

On December 23, 2016, we entered into a new five-year, $200.0 million senior secured credit facility (the “Senior Secured Credit Facility”) with a syndicate consisting of several large financial institutions. The facility consists of a $35.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”).

All amounts under the Revolving Credit Facility are available for draw until the maturity date on December 23, 2021. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of a commitment fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $35.0 million. The unused balance of the Revolving Credit Facility as of March 31, 2017 was $19.5 million.

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

Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) the greater of (x) 3.00% and (y) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period plus an applicable margin ranging from 2.00% to 3.50% based on our consolidated total net leverage ratio or (ii) the greater of (x) 2.00% and (y) a floating base rate plus an applicable margin ranging from 1.00% to 2.50% based on our consolidated total net leverage ratio. The interest rate on both the Revolving Credit Facility and the Term Loan was 4.5% per annum as of March 31, 2017.

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

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Senior Secured Credit Facility also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios.  As of December 31, 2016 and March 31, 2017, we were in compliance with all financial covenants.

Contractual obligations and commitments

There have been no material changes to our contractual obligations and commitments as included in the Annual Report.

Off-balance sheet arrangements

We are not party to any off-balance sheet arrangements.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in the Annual Report.

Recent accounting pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk

There have been no material changes to our primary risk exposures or management of market risks from those disclosed in the Annual Report.

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk factors

Certain risks may have a material adverse effect on our business, financial condition and results of operations. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Quarterly Report, including our condensed consolidated financial statements and related notes.

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

Although our net sales and profitability have grown rapidly in recent periods, this should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:

•	we may lose one or more significant retail customers, or sales of our products through these retail customers may decrease;
•	the ability of our third-party suppliers and manufacturers to produce our products and of our distributors to distribute our products could be disrupted;
•	because substantially all of our products are sourced and manufactured in China, our operations are susceptible to risks inherent in doing business there;
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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based in China to source and manufacture substantially all of our products. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.

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

As of March 31, 2017, we had a total of $178.4 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $19.5 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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

We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of March 31, 2017, we had a team of 60 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations. See also “—Changes in tax law and other developments resulting from the new presidential administration in the United States may have a material adverse effect on our business, financial condition and results of operations.”

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

Changes in laws and policy relating to taxes or trade resulting from the 2016 U.S. presidential and congressional elections may have an adverse effect on our business, financial condition and results of operations.  Potential tax reforms in the United States may result in significant changes to current U.S. tax rules and regulations. These changes could have a material adverse effect on our business, results of operations and liquidity as a result of the fact, among others, that we currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China.

Although we are unable to predict what, if any, changes will occur, the 2016 U.S. presidential election introduced a great deal of uncertainty regarding current tax and trade law, regulation and government policy, and, if implemented, some proposals discussed before and after the election have the potential to adversely affect trade between the United States and China. President Trump has outlined plans for tax reform, and a number of proposals for tax and other reform are under evaluation by various legislative and administrative bodies, making it nearly impossible to accurately determine the overall impact of such proposals. Changes in U.S.-China trade relations and changes to U.S. tax or other laws (including new or changes in regulations promulgated by the U.S. Internal Revenue Service and the U.S. Department of the Treasury) as well as changes in Chinese laws and regulations, such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products in the U.S. market.

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

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under our Senior Secured Credit Facility can terminate their commitments to loan money under our Revolving Credit Facility, and our lenders under our Senior Secured Credit Facility can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

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

Our facilities and those of our third-party manufacturers are subject to regulation under the FDCA and FDA implementing regulations. The FDA may inspect all of our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with provisions of the FDCA and FDA regulations. In addition, third-party manufacturer’s facilities for manufacturing OTC drug products must comply with the FDA’s current drug good manufacturing practices (“GMP”) requirements that require us and our manufacturers to maintain, among other things, good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, intellectual property, advertising, marketing, distribution, consumer protection and online payment services. The sale of products outside the United States, the introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. For example, in 2015, the European Union Court of Justice invalidated the U.S.-EU Safe Harbor Agreement regarding the transfer of personal information between the United States and the European Union. European and U.S. negotiators agreed in February 2016 on a new framework, the Privacy Shield, which replaced the Safe Harbor framework from August 2016 onwards. However, there is currently litigation against this framework and it is uncertain whether the Privacy Shield framework will be similarly invalidated by the EU court. It is not known whether the European Commission will accept the new, stricter requirements as adequate. Although we sell our products on a UK website, we do not have personnel or operations based in the European Union. We have not historically relied on the former Safe Harbor framework to justify the collection, storage and processing of European consumer data on our servers in the United States. If we were to in the future it is already clear that under the new framework, companies which rely on the new Privacy Shield framework will face more stringent obligations and the sanctions for non-compliance with the principles of the framework will be more robust. In addition, the European Union is significantly amending its data protection laws in ways that may limit our ability to collect or use information or increase our potential liability for misuse, loss or a breach of security in data of EU residents. In particular, if our privacy or data security measures fail to comply with applicable future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) or other liabilities, as well as negative publicity and a potential loss of business. The application, interpretation and enforcement of these laws and regulations may be uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. Moreover, consumer data privacy remains a matter of interest to lawmakers and regulators, and a number of other proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. These existing and proposed laws and regulations can be costly to comply with and can delay or impede our ability to market and sell our products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

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

Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the Chinese renminbi, the British pound and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our condensed consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

Future acquisitions or investments could disrupt our business and harm our financial condition.

In the future, we may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

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

Under our second amended and restated stockholders agreement (the “Stockholders Agreement”), TPG Growth II Management, LLC (our “Sponsor”) has the right to designate up to three members of our board of directors so long as it holds at least 30% of the shares of our outstanding common stock, two members of our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one member of our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. Our Sponsor’s designees currently comprise three of the seven members of our board of directors. In addition, as of March 31, 2017, our Sponsor and J.A. Cosmetics Corp. held approximately 56% of our common stock and our Sponsor may be deemed to beneficially own approximately 73% of our common stock. Accordingly, the Sponsor and J.A. Cosmetics Corp. exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.

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

As a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the New York Stock Exchange (the “NYSE”) to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say-on-pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We had approximately 204.3 million shares of common stock authorized but unissued as of May 1, 2017. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our Sponsor, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of May 1, 2017, we had a total of 45,667,437 shares of common stock outstanding.

Approximately 25,143,191 shares of common stock held by our stockholders as of May 1, 2017 are subject to certain restrictions on resale. In connection with the secondary public offering of our common stock by certain of our stockholders in April 2017, we, our executive officers, directors and certain of our stockholders signed lock-up agreements with the underwriters of the secondary public offering, which agreements, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them through June 28, 2017. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to these lock-up agreements.

Upon the expiration of the lock-up agreements described above, all of such 25,143,191 shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144 of the Securities Act.

The holders of 25,692,924 shares of our common stock, or approximately 56% of our outstanding common stock based on shares outstanding as of May 1, 2017, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of our Sponsor, J.A. Cosmetics Corp. and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.

In addition, we have filed registration statements on Form S-8 under the Securities Act covering an aggregate of 12,940,811 shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. We intend to file one or more registration statements on Form S-8 to cover additional shares of our common stock or securities convertible into or exchangeable for shares of our common stock pursuant to automatic increases in the number of shares reserved under our 2016 Equity Incentive Award Plan and our 2016 Employee Stock Purchase Plan. Accordingly, shares registered under these registration statements on Form S-8 will be available for sale in the open market.

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

We may remain an emerging growth company until the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an emerging growth company earlier under certain circumstances, including (i) if we become a large accelerated filer, (ii) if our gross revenue exceeds $1.07 billion in any fiscal year or (iii) if we issue more than $1.07 billion in non-convertible notes in any three-year period.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

None

Item 5. Other information

None

Item 6. Exhibits

The exhibit index of this Quarterly Report is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on May 12, 2017 on its behalf by the undersigned, thereunto duly authorized.

e.l.f. Beauty, Inc.

May 12, 2017	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman, Chief Executive Officer and Director

May 12, 2017	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer

e.l.f. Beauty, Inc.

Exhibit index to Quarterly Report on Form 10-Q

for the quarterly period ended March 31, 2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

4.1	Second Amended and Restated Stockholders Agreement, dated as of March 3, 2017, by and among e.l.f. Beauty, Inc., TPG elf Holdings, L.P. and certain equityholders party thereto.		8-K	10.1	001-37873	3/3/2017

10.1#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.		10-K	10.7(b)	001-37873	3/15/2017

10.2#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-37873	3/15/2017

10.3#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.12(e)	001-37873	3/15/2017

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

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