Form 10-Q
period 2017-06-30
e.l.f. Beauty, Inc.
filed 2017-08-11
CIK 1600033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37873

e.l.f. Beauty, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4464131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 10th Street Oakland, CA 94607 (510) 778-7787 (Address of registrant’s principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2017 was 46,100,201 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share and per share data)

	December 31, 2016	June 30, 2017
Assets
Current assets:
Cash	$15,295	$3,354
Accounts receivable, net	37,825	26,143
Inventories	69,397	72,274
Prepaid expenses and other current assets	2,387	5,724
Total current assets	124,904	107,495
Property and equipment, net	17,151	16,080
Intangible assets, net	113,003	109,390
Goodwill	157,264	157,264
Investments	-	2,875
Other assets	2,407	2,720
Total assets	$414,729	$395,824

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,650	$22,765
Accounts payable	37,944	15,653
Accrued expenses and other current liabilities	33,676	12,053
Total current liabilities	80,270	50,471
Long-term debt and capital lease obligations	156,177	152,201
Deferred tax liabilities	34,212	31,740
Other long-term liabilities	3,208	3,259
Total liabilities	273,867	237,671

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2016 and June 30, 2017; 45,276,137 and 46,082,501 shares issued and outstanding as of December 31, 2016 and June 30, 2017, respectively	438	458
Additional paid-in capital	700,871	712,012
Accumulated deficit	(560,447)	(554,317)
Total stockholders' equity	140,862	158,153
Total liabilities and stockholders' equity	$414,729	$395,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated statements of operations

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Net sales	$44,147	$55,856	$96,820	$116,430
Cost of sales	19,010	19,966	42,383	42,311
Gross profit	25,137	35,890	54,437	74,119
Selling, general and administrative expenses	24,695	32,705	47,804	65,710
Operating income	442	3,185	6,633	8,409
Other income (expense), net	(1,627)	(244)	1,964	(1,044)
Interest expense, net	(3,334)	(2,387)	(6,396)	(4,543)
Income (loss) before provision for income taxes	(4,519)	554	2,201	2,822
Income tax benefit (provision)	1,804	3,416	(1,112)	3,308
Net income (loss)	$(2,715)	$3,970	$1,089	$6,130
Comprehensive income (loss)	$(2,715)	$3,970	$1,089	$6,130
Net income (loss) per share (Note 9):
Basic	$(117.31)	$0.09	$(200.43)	$0.14
Diluted	$(117.31)	$0.08	$(200.43)	$0.12
Weighted average shares outstanding (Note 9):
Basic	821,695	45,465,723	651,268	44,786,305
Diluted	821,695	49,509,940	651,268	49,524,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2016	2017
Cash flows from operating activities:
Net income	$1,089	$6,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangible assets	4,138	3,613
Depreciation of property and equipment	2,092	3,534
Stock-based compensation expense	1,155	5,933
Amortization of debt issuance costs and discount on debt	571	403
Deferred income taxes	(1,912)	(2,682)
Loss on disposal of fixed assets	219	183
Loss/(gain) on foreign currency forward contracts	(5,284)	-
Other, net	17	181
Changes in operating assets and liabilities:
Accounts receivable	847	11,486
Inventories	(1,110)	(2,861)
Prepaid expenses and other assets	(3,100)	(3,507)
Accounts payable and accrued expenses	7,855	(40,328)
Other liabilities	1,281	52
Net cash provided by (used in) operating activities	7,858	(17,863)

Cash flows from investing activities:
Purchase of property and equipment	(2,910)	(2,149)
Investment in equity securities	-	(2,875)
Proceeds from sale of property and equipment	84	-
Net cash used in investing activities	(2,826)	(5,024)

Cash flows from financing activities:
Proceeds from revolving line of credit	2,000	20,600
Repayment of revolving line of credit	(7,700)	(6,500)
Proceeds from long-term debt	62,294	-
Repayment of long-term debt	(1,313)	(4,125)
Cash received from issuance of common stock	669	1,153
Deferred offering costs paid	(3,139)	-
Dividend paid	(68,000)	-
Other, net	(85)	(182)
Net cash provided by (used in) financing activities	(15,274)	10,946

Net decrease in cash	(10,242)	(11,941)
Cash - beginning of period	14,004	15,295
Cash - end of period	$3,763	$3,354

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

Note 2 ̶ Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2017, and its results of operations for the three and six months ended June 30, 2017, and cash flows for the six months ended June 30, 2017. The condensed consolidated balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

The standard makes targeted improvements to US GAAP, including significant revisions to an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.

		January 1, 2018	The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

Standard	Description	Date of expected adoption/adoption	Effect on the financial statements or other significant matters
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

January 1, 2019

The Company expects the standard to result in increased assets and liabilities related to operating leases currently not recorded on the balance sheet.

The Company is currently evaluating other possible impacts of the adoption of this standard on its consolidated financial statements and related disclosures.

Note 3 ̶ Investment in equity securities

On April 14, 2017, the Company entered into an agreement to make a minority equity investment in a social media analytics company (“Investee”). Pursuant to this agreement, the Company invested $2.9 million and received 4.7 million shares of preferred stock, or approximately 15.0% of the total outstanding voting securities of the Investee. The Company’s investment is carried at cost.

It is not practicable to estimate the fair value of the shares of preferred stock of Investee, which is not publicly traded. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Note 4 ̶ Goodwill and intangible assets

Information regarding the Company’s goodwill and intangible assets as of December 31, 2016, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(20,067)	$48,733
Customer relationships – e-commerce	3 years	3,900	(3,736)	164
Favorable leases, net	Varies	580	(274)	306
Total finite-lived intangibles		73,280	(24,077)	49,203
Trademarks	Indefinite	63,800	-	63,800
Goodwill		157,264	-	157,264
Total goodwill and other intangibles		$294,344	$(24,077)	$270,267

Information regarding the Company’s goodwill and intangible assets as of June 30, 2017, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(23,507)	$45,293
Customer relationships – e-commerce	3 years	3,900	(3,858)	42
Favorable leases, net	Varies	580	(325)	255
Total finite-lived intangibles		73,280	(27,690)	45,590
Trademarks	Indefinite	63,800	-	63,800
Goodwill		157,264	-	157,264
Total goodwill and other intangibles		$294,344	$(27,690)	$266,654

Amortization expense related to intangible assets was $2.1 million and $4.1 million in the three and six months ended June 30, 2016, respectively, and $1.8 million and $3.6 million in the three and six months ended June 30, 2017, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization.

Future amortization expense for intangible assets as of June 30, 2017 is as follows (in thousands):

Remainder of 2017	$3,508
2018	7,007
2019	6,982
2020	6,880
2021	6,880
Thereafter	14,333
Total	$45,590

No impairments of goodwill or intangible assets were recorded in the six months ended June 30, 2016 and 2017.

Note 5 ̶ Accrued expenses

Accrued expenses as of December 31, 2016 and June 30, 2017 consisted of the following (in thousands):

	December 31, 2016	June 30, 2017
Accrued expenses	$9,537	$5,067
Other current liabilities	9,249	2,343
Accrued compensation	7,111	4,643
Early exercised option deposit liability	4,074	-
Income taxes payable	3,705	-
Accrued expenses and other current liabilities	$33,676	$12,053

Note 6 ̶ Debt

The Company’s outstanding debt as of December 31, 2016 and June 30, 2017 consisted of the following (in thousands):

	December 31, 2016	June 30, 2017
Revolving credit facility(1)	$-	$14,100
Term loan(1)	162,627	158,773
Capital lease obligations	2,766	2,594
Total debt(2)	165,393	175,467
Less: debt issuance costs	(566)	(501)
Total debt, net of issuance costs	164,827	174,966
Less: current portion	(8,650)	(22,765)
Long-term portion of debt	$156,177	$152,201

(1) See Note 9, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Facility (as defined in Note 9). As of June 30, 2017, the Senior Secured Credit Facility consisted of (i) a $165.0 million term loan due December 23, 2021 and (ii) a $35.0 million revolving credit facility, with amounts available for draw until the maturity date on December 23, 2021 and for which the unused balance as of June 30, 2017 was $20.4 million.

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

Note 7 ̶ Commitments and contingencies

Operating leases

The Company leases office, retail and warehouse space in New York, New Jersey, California and China from third parties under non-cancelable operating leases that provide for minimum base rental payments (excluding taxes and other charges). The leases expire between 2018 and 2026. Total rent expense was $1.1 million and $1.9 million for the three and six months ended June 30, 2016, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2017, respectively.

Future minimum lease payments under the operating leases are as follows (in thousands):

Remainder of 2017	$2,495
2018	4,901
2019	4,759
2020	4,256
2021	3,364
Thereafter	10,135
Total	$29,910

Legal contingencies

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management is not currently a party to any matters that it expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8 ̶ Stock-based compensation

Early exercise of stock options

Stock options granted pursuant to the Company’s 2014 Equity Incentive Plan permit certain management-level option holders and directors to elect to exercise unvested options prior to vesting (“early exercise”). In the event of termination of the option holder’s employment or directorship, all unvested shares issued upon the early exercise, so long as they remain unvested, are subject to repurchase by the Company at the lower of the original exercise price or the fair market value of a share of common stock on the date of termination.

Consistent with authoritative guidance, early exercises are not considered substantive exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which is released to additional paid-in capital at each reporting date as the shares vest. A total of 1,522,826 shares subject to early exercised options vested during the six months ended June 30, 2017 and the associated deposit liability of $4.1 million was reclassified to additional paid-in capital. As of June 30, 2017, no early exercised options remain unvested.

Stock options

Service-based vesting options

The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the six months ended June 30, 2017:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2016	3,168,967	$8.55
Granted	181,200	26.91
Exercised	(355,634)	1.92
Forfeited	(134,783)	17.40
Cancelled	-	-
Balance as of June 30, 2017	2,859,750	$10.12	8.4	$48,862

Exercisable, June 30, 2017	896,346	$1.99	6.8	$22,605

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair market value of a share of common stock of $27.21 on June 30, 2017.

Stock-based compensation cost related to service-based vesting options was $0.2 million and $0.4 million in the three and six months ended June 30, 2016, respectively, and $0.6 million and $1.1 million in the three and six months ended June 30, 2017, respectively. As of June 30, 2017, there was $8.7 million in unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

All stock-based compensation expense is recorded in selling, general and administrative expenses.

Performance-based and market-based vesting options

The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions for the six months ended June 30, 2017:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2016	3,836,107	$2.46
Granted	463,200	27.02
Exercised	(1,671,356)	2.72
Forfeited	(39,900)	28.94
Cancelled	-	-
Balance as of June 30, 2017	2,588,051	$6.28	7.7	$54,174

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair market value of a share of common stock of $27.21 on June 30, 2017.

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

Stock-based compensation cost related to performance-based and market-based vesting options was $1.1 million and $1.9 million in the three and six months ended June 30, 2017, respectively. As of June 30, 2017, there was $2.9 million in unrecognized stock-based compensation cost related to unvested performance-based and market-based stock options, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted stock

The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the six months ended June 30, 2017:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2016	586,224	$17.00
Granted	849,281	26.86
Vested	-	-
Forfeited	(117,377)	23.30
Cancelled	-	-
Balance as of June 30, 2017	1,318,128	$22.79

As of June 30, 2017, there were 302,200 unvested shares subject to RSAs outstanding.

In the three and six months ended June 30, 2017, the Company recognized $1.8 million and $2.9 million in stock-based compensation cost related to RSAs and RSUs, respectively. As of June 30, 2017, there was $26.4 million in unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 3.4 years.

Note 9 ̶ Net income (loss) per share

The Company computes basic earnings per share using the weighted average number of common shares outstanding. As the Company incurred a net loss attributable to common stockholders during the three and six months ended June 30, 2016, basic and diluted weighted average shares outstanding are the same in those periods. A portion of the net loss attributable to common stockholders in prior periods reflects the accretion of preferred stock to the maximum redemption value. All outstanding shares of convertible preferred stock converted to common stock and the accreted value was reclassified into common stock and additional paid-in capital in the three months ended September 30, 2016.

The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Numerator:
Net income	$(2,715)	$3,970	$1,089	$6,130
Adjustments to numerator:
Dividend paid to preferred stockholders	$(66,531)	$-	$(66,531)	$-
Accretion of convertible preferred stock to maximum redemption value	(27,143)	-	(65,090)	-
Net income (loss) attributable to common stockholders	$(96,389)	$3,970	$(130,532)	$6,130

Denominator:
Weighted average common shares outstanding - basic	821,695	45,465,723	651,268	44,786,305
Diluted common equivalents from stock options	-	3,751,824	-	4,461,187
Diluted common equivalents from restricted stock units	-	275,147	-	266,137
Diluted common equivalents from restricted stock awards	-	17,246	-	10,818
Weighted average common shares outstanding - diluted	821,695	49,509,940	651,268	49,524,447

Net income (loss) per share:
Basic	$(117.31)	$0.09	$(200.43)	$0.14
Diluted	$(117.31)	$0.08	$(200.43)	$0.12

Anti-dilutive securities excluded from diluted EPS:
Stock options	7,070,604	585,103	7,070,604	849,975
Common shares underlying convertible preferred stock	37,271,375	-	37,271,375	-
Restricted stock units	-	-	-	14,365
Total	44,341,979	585,103	44,341,979	864,340

Note 10–Income taxes

We estimate our annual effective income tax rate at the end of each quarterly period. This estimate takes into account the mix of expected income or loss before income taxes by tax jurisdiction and enacted changes in tax laws. Our quarterly tax provision and quarterly estimate of the annual effective income tax rate is subject to significant volatility due to several factors, including having to forecast income or loss before income taxes by jurisdiction prior to the completion of the full year, changes in non-deductible expenses or discrete items, as well as the actual amount of income or loss before income taxes. For example, the impact of discrete items on our effective tax rate is greater when income or loss before income taxes is lower.

The effective tax rate for the three and six months ended June 30, 2016, was 39.9% and 50.5%, respectively, compared to (616.6%) and (117.2%) for the three and six months ended June 30, 2017, respectively. The change in the Company's effective tax rate for the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to the impact of discrete items, such as stock option exercises, which generated a tax benefit of $3.7 million and $4.4 million in the three and six months ended June 30, 2017, respectively.

Note 11 ̶ Related party transactions

On October 11, 2016, the Company entered into a sublease agreement with Fit for Life, LLC pursuant to which the Company subleased certain office and showroom space in New York, New York. Joseph A. Shamah, a former member of the Company’s Board of Directors and a director and stockholder of J.A. Cosmetics Corp., the holder of approximately 10.0% of the Company’s outstanding common stock, is the Chief Executive Officer of Fit for Life, LLC.  The annual base rent for the sublease is approximately $0.3 million per year and the sublease has a term of 39 months. The Company recognized $0.1 million in sublease income from Fit for Life, LLC during both the three and six months ended June 30, 2017, and the estimated future sublease income as of June 30, 2017 is $0.8 million.

Note 12-Subsequent events

The Company entered into a new e.l.f. store lease agreement with a minimum future lease commitment amount of $2.2 million. This lease also provides for the payment of contingent rent based on a percentage of sales.

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

Results of operations

The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2017	2016	2017
Net sales	$44,147	$55,856	$96,820	$116,430
Cost of sales	19,010	19,966	42,383	42,311
Gross profit	25,137	35,890	54,437	74,119
Selling, general and administrative expenses	24,695	32,705	47,804	65,710
Operating income	442	3,185	6,633	8,409
Other income (expense), net	(1,627)	(244)	1,964	(1,044)
Interest expense, net	(3,334)	(2,387)	(6,396)	(4,543)
Income (loss) before provision for income taxes	(4,519)	554	2,201	2,822
Income tax benefit (provision)	1,804	3,416	(1,112)	3,308
Net income (loss)	$(2,715)	$3,970	$1,089	$6,130

	Three months ended June 30,		Six months ended June 30,
(percentage of net sales)	2016	2017	2016	2017
Net sales	100%	100%	100%	100%
Cost of sales	43%	36%	44%	36%
Gross profit	57%	64%	56%	64%
Selling, general and administrative expenses	56%	59%	49%	56%
Operating income	1%	6%	7%	7%
Other income (expense), net	(4%)	(0%)	2%	(1%)
Interest expense, net	(8%)	(4%)	(7%)	(4%)
Income (loss) before provision for income taxes	(10%)	1%	2%	2%
Income tax benefit (provision)	4%	6%	(1%)	3%
Net income (loss)	(6%)	7%	1%	5%

Comparison of three months ended June 30, 2017 to three months ended June 30, 2016

Net sales

Net sales increased $11.7 million, or 27%, to $55.9 million for the three months ended June 30, 2017, from $44.1 million for the three months ended June 30, 2016. The increase was primarily driven by growth in leading national retailers due to increases in shelf space and productivity, distribution in new accounts, and the continued expansion of our direct channels.

Gross profit

Gross profit increased $10.8 million, or 43%, to $35.9 million for the three months ended June 30, 2017, compared to $25.1 million for the three months ended June 30, 2016. Increased volume accounted for $6.7 million of the increase in gross profit, with the remaining $4.1 million attributable to margin accretive innovation, coupled with improvements in customer terms, freight costs and the benefit of foreign exchange rate movements. Gross margin improved from 57% for the three months ended June 30, 2016 to 64% for the three months ended June 30, 2017, also as a result of margin accretive innovation, coupled with improvements in customer terms, freight costs and the benefit of foreign exchange rate movements.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $32.7 million for the three months ended June 30, 2017, an increase of $8.0 million, or 32%, from $24.7 million for the three months ended June 30, 2016. SG&A expenses as a percentage of net sales increased to 59% in the three months ended June 30, 2017 from 56% in the three months ended June 30, 2016. The increase was primarily a result of higher personnel and stock-based compensation expenses, higher information technology costs to support infrastructure improvements and business capabilities, expenses related to the operations of additional e.l.f. stores and investments in sales and marketing to support growth.

Other income (expense), net

Other income (expense) changed $1.4 million from expense of $1.6 million for the three months ended June 30, 2016 to expense of $0.2 million for the three months ended June 30, 2017. This change was primarily related to the movement in the RMB and the impact of legacy exchange rate forward contracts in the comparable 2016 period.

Interest expense, net

Interest expense decreased $0.9 million, or 28%, to $2.4 million for the three months ended June 30, 2017, compared to $3.3 million for the three months ended June 30, 2016. This decrease was due to the refinancing of our Senior Secured Credit Facility (as defined below under the heading “Description of indebtedness”) in December 2016 resulting in lower interest rates, coupled with lower borrowings.

Income taxes

The provision for income taxes increased from a benefit of $1.8 million, or an effective tax rate of 39.9%, for the three months ended June 30, 2016 to a benefit of $3.4 million, or an effective tax rate of (616.6%), for the three months ended June 30, 2017. The change in income tax expense or benefit was driven by a $5.1 million increase in pretax net income from ($4.5 million) to $0.6 million, offset by a decrease in discrete items impacting tax expense from $38,000 to ($3.6 million). In the three months ended June 30, 2017, these discrete items primarily related to a tax benefit generated by stock option exercises of $3.7 million.

Comparison of six months ended June 30, 2017 to six months ended June 30, 2016

Net sales

Net sales increased $19.6 million, or 20%, to $116.4 million for the six months ended June 30, 2017, from $96.8 million for the six months ended June 30, 2016. The increase was primarily driven by growth in leading national retailers due to increases in shelf space and productivity, distribution in new accounts, and the continued expansion of our direct channels.

Gross profit

Gross profit increased $19.7 million, or 36%, to $74.1 million for the six months ended June 30, 2017, compared to $54.4 million for the six months ended June 30, 2016. Increased volume accounted for $11.0 million of the increase in gross profit, with the remaining $8.7 million attributable to margin accretive innovation, coupled with improvements in customer terms, freight costs and the benefit of foreign exchange rate movements. Gross margin improved from 56% for the six months ended June 30, 2016 to 64% for the six months ended June 30, 2017, also as a result of margin accretive innovation, coupled with improvements in customer terms, freight costs and the benefit of foreign exchange rate movements.

Selling, general and administrative expenses

SG&A expenses were $65.7 million for the six months ended June 30, 2017, an increase of $17.9 million, or 37%, from $47.8 million for the six months ended June 30, 2016. SG&A expenses as a percentage of net sales increased to 56% in the six months ended June 30, 2017 from 49% in the six months ended June 30, 2016. The increase was primarily a result of higher personnel and stock-based compensation expenses, higher information technology costs to support infrastructure improvements and business capabilities, expenses related to the operations of additional e.l.f. stores, and investments in sales and marketing to support growth.

Other income (expense), net

Other income (expense) changed $3.0 million from income of $2.0 million for the six months ended June 30, 2016 to expense of $1.0 million for the six months ended June 30, 2017. This change was primarily related to the movement in the RMB and the impact of legacy exchange rate forward contracts in the comparable 2016 period.

Interest expense, net

Interest expense decreased $1.9 million, or 29%, to $4.5 million for the six months ended June 30, 2017, compared to $6.4 million for the six months ended June 30, 2016. This decrease was due to the refinancing of our Senior Secured Credit Facility in December 2016 resulting in lower interest rates, coupled with lower borrowings.

Income taxes

The provision for income taxes decreased from $1.1 million, or an effective tax rate of 50.5%, for the six months ended June 30, 2016 to a benefit of $3.3 million, or an effective tax rate of (117.2%), for the six months ended June 30, 2017. The change in the provision for income taxes was driven by a $0.6 million increase in pretax net income from $2.2 million to $2.8 million, offset by a decrease in discrete items impacting tax expense from $0.2 million to ($4.4 million). In the six months ended June 30, 2017, these discrete items primarily related to a tax benefit generated by stock option exercises of $4.4 million.

Financial condition, liquidity and capital resources

Overview

As of June 30, 2017, we held $3.4 million of cash and cash equivalents. In addition, as of June 30, 2017, we had borrowing capacity of $20.4 million under our Revolving Credit Facility (as defined below under the heading “Description of indebtedness”).

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

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion into new retail stores and the general seasonality of our business. As of June 30, 2017, we had working capital, excluding cash, of $53.7 million, compared to $29.3 million as of December 31, 2016, partially driven by the impact of deliberate increases in the inventory position of our top items. Working capital, excluding cash and debt, was $76.4 million and $38.0 million as of June 30, 2017 and December 31, 2016, respectively.

We believe that our operating cash flow and cash on hand and available financing under our Revolving Credit Facility will be adequate to meet our operating, investing and financing needs for the next 12 months. If necessary, we can borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in this Quarterly Report under the heading “Risk Factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our customers and consumers and manage production and our supply chain.

Cash flows

	Six months ended June 30,
(in thousands)	2016	2017
Net cash provided by (used in):
Operating activities	$7,858	$(17,863)
Investing activities	(2,826)	(5,024)
Financing activities	(15,274)	10,946
Net increase (decrease) in cash:	$(10,242)	$(11,941)

Cash provided by (used in) operating activities

For the six months ended June 30, 2017, net cash used in operating activities was $17.9 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $17.3 million offset by unfavorable increases in net working capital of $35.2 million during this period. The increases in net working capital were largely driven by a $40.3 million decrease in accounts payable and accrued expenses primarily due to payments for inventory ordered at the end of fiscal year 2016, partially offset by an $11.5 million decrease in accounts receivable driven by timing of collections for a significant customer.

For the six months ended June 30, 2016, net cash provided by operating activities was $7.9 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $2.1 million as well as favorable reductions in net working capital of $5.8 million during this period. The favorable reductions in net working capital were largely driven by continued focus on working capital optimization and primarily attributable to a $7.9 million increase in accounts payable and accrued expenses.

Cash provided by (used in) investing activities

For the six months ended June 30, 2017, net cash used in investing activities was $5.0 million, compared to $2.8 million for the six months ended June 30, 2016. The increase was driven primarily by an investment in a social media analytics company in the second quarter of 2017, partially offset by lower purchases of property and equipment.

Cash provided by (used in) financing activities

For the six months ended June 30, 2017, net cash provided by financing activities was $10.9 million, driven primarily by the net drawdown of $14.1 million from our Revolving Credit Facility, partially offset by $4.1 million in mandatory principal payments under our Term Loan Facility.

For the six months ended June 30, 2016, net cash used in financing activities was $15.3 million, driven primarily by a $68.0 million dividend paid to stockholders, $7.0 million of net debt repayments related to our previous credit facility and the payment of $3.1 million of deferred offering costs related to our initial public offering, partially offset by $62.3 million in net proceeds from the issuance of additional debt under the previous credit facility.

Description of indebtedness

On December 23, 2016, we entered into a new five-year, $200.0 million senior secured credit facility (the “Senior Secured Credit Facility”) with a syndicate consisting of several large financial institutions. The facility consists of a $35.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”).

All amounts under the Revolving Credit Facility are available for draw until the maturity date on December 23, 2021. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of a commitment fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $35.0 million. The unused balance of the Revolving Credit Facility as of June 30, 2017 was $20.4 million.

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

Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) the greater of (x) 3.00% and (y) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period plus an applicable margin ranging from 2.00% to 3.50% based on our consolidated total net leverage ratio or (ii) the greater of (x) 2.00% and (y) a floating base rate plus an applicable margin ranging from 1.00% to 2.50% based on our consolidated total net leverage ratio. The interest rate on both the Revolving Credit Facility and the Term Loan was 4.5% per annum as of June 30, 2017.

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

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Senior Secured Credit Facility also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios.  As of December 31, 2016 and June 30, 2017, we were in compliance with all financial covenants.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of June 30, 2017, we had a total of $175.5 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $20.4 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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

We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of June 30, 2017, we had a team of 64 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations. See also “—Potential changes in tax law and other developments in the United States may have a material adverse effect on our business, financial condition and results of operations.”

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

Potential changes in tax law and other developments in the United States may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations.  Potential tax reforms in the United States may result in significant changes to current U.S. tax rules and regulations. These changes could have a material adverse effect on our business, results of operations and liquidity as a result of the fact, among others, that we currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China.

Although we are unable to predict what, if any, changes will occur, the present U.S. administration has introduced a great deal of uncertainty regarding current tax and trade law, regulation and government policy, through a number of proposals for tax and other reform. These proposals are under evaluation by various legislative and administrative bodies, making it nearly impossible to accurately determine the overall impact of such proposals. Changes in U.S.-China trade relations and changes to U.S. tax or other laws (including new or changes in regulations promulgated by the U.S. Internal Revenue Service and the U.S. Department of the Treasury) as well as changes in Chinese laws and regulations, such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products in the U.S. market.

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

As a result of our limited experience in operating direct-to-consumer retail stores, e.l.f. stores may be less successful than we expect. Our current strategy includes pursuing continued expansion of e.l.f. stores in the United States. The effect of these stores, particularly in growing numbers, on our business and results of operations is uncertain and dependent on various factors. Falling short in our pursuit of expansion could potentially lead to a negative impact on our growth plan while incurring significant financial costs, expenses and investments.

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

A majority of our e.l.f. stores are located in shopping malls and depend, in part, on the consumer traffic generated by the anchor tenants in the shopping mall.  If unfavorable economic conditions or changes in consumer preferences, such as the shift to online shopping channels, cause declines in mall traffic, the sales generated from our e.l.f. stores could decline.   There can be no assurance that we will be able to mitigate or offset the effects of declining mall traffic.

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

Our Sponsor and J.A. Cosmetics Corp. have significant influence over our company, including control over certain decisions that require the approval of stockholders, which could limit the ability of our other stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders.

Under our second amended and restated stockholders agreement (the “Stockholders Agreement”), TPG Growth II Management, LLC (our “Sponsor”) has the right to designate up to three members of our board of directors so long as it holds at least 30% of the shares of our outstanding common stock, two members of our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one member of our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. Our Sponsor’s designees currently comprise three of the seven members of our board of directors. In addition, as of June 30, 2017, our Sponsor and J.A. Cosmetics Corp. held approximately 39% of our common stock and our Sponsor may be deemed to beneficially own a majority of our common stock. Accordingly, the Sponsor and J.A. Cosmetics Corp. exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.

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

Concentrated control of our outstanding shares by our Sponsor and J.A. Cosmetics Corp. limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. Our Sponsor and J.A. Cosmetics Corp.’s combined voting control may also discourage or block transactions involving a change of control of our company, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price. For example, concentration of ownership by our Sponsor and J.A. Cosmetics Corp. could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

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

Prior to our initial public offering in September 2016, there was no public trading market for shares of our common stock. Although our common stock is now listed on the NYSE, the trading volume of our common stock has been limited, and there can be no assurances that an active trading market for our common stock will be sustained. In addition, we cannot provide any guarantee as to the liquidity of any such market that may develop. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at the time or price they would like to sell.

Even if an active trading market is sustained, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets often experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, changes in consumer preferences or cosmetic trends, announcements of new products or significant price reductions by our competitors, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about our industry, the level of success of releases of new products and the number of stores we open, close or convert in any period, and in response the market price of shares of our common stock could decrease significantly.

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

We had approximately 203.9 million shares of common stock authorized but unissued as of August 1, 2017. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our Sponsor, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of August 1, 2017, we had a total of 46,100,201 shares of common stock outstanding.

The holders of 24,666,613 shares of our common stock, or approximately 54% of our outstanding common stock based on shares outstanding as of August 1, 2017, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of our Sponsor, J.A. Cosmetics Corp. and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on August 11, 2017 on its behalf by the undersigned, thereunto duly authorized.

e.l.f. Beauty, Inc.

August 11, 2017	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman, Chief Executive Officer and Director

August 11, 2017	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer

e.l.f. Beauty, Inc.

Exhibit index to Quarterly Report on Form 10-Q

for the quarterly period ended June 30, 2017

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

XBRL Taxonomy Extension Calculation Linkbase.

XBRL Taxonomy Extension Label Linkbase.

XBRL Taxonomy Extension Presentation Linkbase.

XBRL Taxonomy Extension Definition Linkbase.

X X X X X X

*

This certification is deemed furnished, and not filed, with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of e.l.f. Beauty, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.