Form 10-Q
period 2017-09-30
e.l.f. Beauty, Inc.
filed 2017-11-09
CIK 1600033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2017 was 46,259,817 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$5,677	$15,295
Accounts receivable, net	35,627	37,825
Inventories	63,571	69,397
Prepaid expenses and other current assets	8,302	2,387
Total current assets	113,177	124,904
Property and equipment, net	16,635	17,151
Intangible assets, net	107,636	113,003
Goodwill	157,264	157,264
Investments	2,875	-
Other assets	9,433	2,407
Total assets	$407,020	$414,729

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$18,140	$8,650
Accounts payable	21,007	37,944
Accrued expenses and other current liabilities	12,937	33,676
Total current liabilities	52,084	80,270
Long-term debt and capital lease obligations	149,690	156,177
Deferred tax liabilities	34,408	34,212
Other long-term liabilities	2,878	3,208
Total liabilities	239,060	273,867

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 46,242,817 and 45,276,137 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	459	438
Additional paid-in capital	715,953	700,871
Accumulated deficit	(548,452)	(560,447)
Total stockholders' equity	167,960	140,862
Total liabilities and stockholders' equity	$407,020	$414,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$71,865	$56,312	$188,295	$153,132
Cost of sales	28,952	23,834	71,264	66,217
Gross profit	42,913	32,478	117,031	86,915
Selling, general and administrative expenses	33,133	31,002	98,843	78,807
Operating income	9,780	1,476	18,188	8,108
Other income (expense), net	(379)	288	(1,422)	2,253
Interest expense, net	(2,262)	(5,192)	(6,805)	(11,588)
Income (loss) before provision for income taxes	7,139	(3,428)	9,961	(1,227)
Income tax benefit (provision)	(1,274)	1,051	2,034	(61)
Net income (loss)	$5,865	$(2,377)	$11,995	$(1,288)
Comprehensive income (loss)	$5,865	$(2,377)	$11,995	$(1,288)
Net income (loss) per share (Note 9):
Basic	$0.13	$(73.13)	$0.27	$(234.34)
Diluted	$0.12	$(73.13)	$0.24	$(234.34)
Weighted average shares outstanding (Note 9):
Basic	45,813,801	5,109,016	45,132,567	2,151,324
Diluted	49,283,247	5,109,016	49,462,166	2,151,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$11,995	$(1,288)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangible and other non-current assets	5,555	6,209
Depreciation of property and equipment	5,121	3,369
Stock-based compensation expense	9,720	5,589
Amortization of debt issuance costs and discount on debt	605	1,504
Deferred income taxes	(1)	193
Debt prepayment penalty	-	400
Loss on disposal of fixed assets	241	235
Loss/(gain) on foreign currency forward contracts	-	(8,333)
Other, net	194	(93)
Changes in operating assets and liabilities:
Accounts receivable	1,993	(11,503)
Inventories	5,837	(9,907)
Prepaid expenses and other assets	(13,030)	(8,315)
Accounts payable and accrued expenses	(34,067)	23,592
Other liabilities	(330)	897
Net cash provided by (used in) operating activities	(6,167)	2,549

Cash flows from investing activities:
Purchase of property and equipment	(4,371)	(5,553)
Investment in equity securities	(2,875)	-
Proceeds from sale of property and equipment	-	84
Net cash used in investing activities	(7,246)	(5,469)

Cash flows from financing activities:
Proceeds from revolving line of credit	24,100	5,500
Repayment of revolving line of credit	(14,600)	(13,200)
Proceeds from long-term debt	-	62,294
Repayment of long-term debt	(6,188)	(42,369)
Debt issuance costs paid	(519)	-
Cash received from issuance of common stock	1,309	64,034
Proceeds from repayment of employee note receivable	-	7,912
Deferred offering costs paid	-	(5,574)
Dividend paid	-	(68,000)
Debt prepayment penalty	-	(400)
Other, net	(307)	(197)
Net cash provided by financing activities	3,795	10,000

Net increase (decrease) in cash	(9,618)	7,080
Cash - beginning of period	15,295	14,004
Cash - end of period	$5,677	$21,084

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

Note 2 ̶ Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2017, and its results of operations for the three and nine months ended September 30, 2017, and cash flows for the nine months ended September 30, 2017. The condensed consolidated balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company expects to apply the modified retrospective method of adoption and is currently evaluating other possible impacts of the standard on its consolidated financial statements and related disclosures.

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

		January 1, 2018	The Company is currently evaluating the effect of the standard but does not expect it to have a material effect on its consolidated financial statements and related disclosures.

Standard	Description	Date of expected adoption/adoption	Effect on the financial statements or other significant matters
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

Note 4 ̶ Goodwill and intangible assets

Information regarding the Company’s goodwill and intangible assets as of September 30, 2017, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(25,227)	$43,573
Customer relationships – e-commerce	3 years	3,900	(3,867)	33
Favorable leases, net	Varies	580	(350)	230
Total finite-lived intangibles		73,280	(29,444)	43,836
Trademarks	Indefinite	63,800	-	63,800
Goodwill		157,264	-	157,264
Total goodwill and other intangibles		$294,344	$(29,444)	$264,900

Information regarding the Company’s goodwill and intangible assets as of December 31, 2016, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(20,067)	$48,733
Customer relationships – e-commerce	3 years	3,900	(3,736)	164
Favorable leases, net	Varies	580	(274)	306
Total finite-lived intangibles		73,280	(24,077)	49,203
Trademarks	Indefinite	63,800	-	63,800
Goodwill		157,264	-	157,264
Total goodwill and other intangibles		$294,344	$(24,077)	$270,267

Amortization expense related to intangible assets was $1.7 million and $5.4 million in the three and nine months ended September 30, 2017, respectively, and $2.1 million and $6.2 million in the three and nine months ended September 30, 2016, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization.

Future amortization expense for intangible assets as of September 30, 2017 is as follows (in thousands):

Remainder of 2017	$1,754
2018	7,007
2019	6,982
2020	6,880
2021	6,880
Thereafter	14,333
Total	$43,836

No impairments of goodwill or intangible assets were recorded in the nine months ended September 30, 2017 and 2016.

Note 5 ̶ Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued expenses	$4,320	$9,537
Other current liabilities	1,871	9,249
Accrued compensation	6,746	7,111
Early exercised option deposit liability	-	4,074
Income taxes payable	-	3,705
Accrued expenses and other current liabilities	$12,937	$33,676

Note 6 ̶ Debt

The Company’s outstanding debt as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facility(1)	$9,500	$-
Term loan(1)	156,332	162,627
Capital lease obligations	2,469	2,766
Total debt(2)	168,301	165,393
Less: debt issuance costs	(471)	(566)
Total debt, net of issuance costs	167,830	164,827
Less: current portion	(18,140)	(8,650)
Long-term portion of debt	$149,690	$156,177

(1) See Note 9, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement (as defined below under the heading “Description of indebtedness”).

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

August 2017 Credit Agreement Amendment

On August 25, 2017, the Company entered into a First Amendment to Credit Agreement (the “Amendment”), amending that certain Senior Secured Credit Agreement, dated as of December 23, 2016 (the “Credit Agreement”).

Pursuant to the Amendment, borrowings under both the term loan facility (the “Term Loan Facility”) and the revolving credit facility (“Revolving Credit Facility”) under the Credit Agreement bear interest, at the Company’s option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% (amended from 2.00% to 3.50% as previously set forth in the Credit Agreement) based on the Company’s consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% (amended from 1.00% to 2.50% as previously set forth in the Credit Agreement) based on the Company’s consolidated total net leverage ratio. The interest rate for both the Revolving Credit Facility and the Term Loan was approximately 4.00% as of September 30, 2017.

The Amendment amended the Credit Agreement to increase the amount of the Revolving Credit Facility from $35.0 million to $50.0 million. The amount of the $165.0 million Term Loan Facility remains unchanged. The Amendment also amended the Credit Agreement to extend the maturity date for both the Revolving Credit Facility and the Term Loan Facility to August 25, 2022. The unused balance of the Revolving Credit Facility as of September 30, 2017 was $40.0 million.

The Company paid approximately $0.5 million in fees related to the Amendment.

Note 7 ̶ Commitments and contingencies

Operating leases

The Company leases office, retail and warehouse space in New York, New Jersey, California and China from third parties under non-cancelable operating leases that provide for minimum base rental payments (excluding taxes and other charges). The leases expire between 2018 and 2027. Total rent expense was $1.3 million and $3.8 million for the three and nine months ended September 30, 2017, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2016, respectively.

Future minimum lease payments under the operating leases are as follows (in thousands):

Remainder of 2017	$1,264
2018	5,108
2019	4,976
2020	4,483
2021	3,582
Thereafter	11,485
Total	$30,898

Legal contingencies

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Consistent with authoritative guidance, early exercises are not considered substantive exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which is released to additional paid-in capital at each reporting date as the shares vest. A total of 1,522,826 shares subject to early exercised options vested during the nine months ended September 30, 2017 and the associated deposit liability of $4.1 million was reclassified to additional paid-in capital. As of September 30, 2017, no early exercised options remain unvested.

Stock options

Service-based vesting options

The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the nine months ended September 30, 2017:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2016	3,168,967	$8.55
Granted	205,300	26.53
Exercised	(379,214)	1.94
Forfeited	(141,331)	17.58
Balance as of September 30, 2017	2,853,722	$10.28	8.13	$35,748

Exercisable, September 30, 2017	1,098,328	$4.67	6.94	$19,637

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair market value of a share of common stock of $22.55 on September 30, 2017.

Stock-based compensation cost related to service-based vesting options was $0.7 million and $1.8 million in the three and nine months ended September 30, 2017, respectively, and $2.6 million and $3.7 million in the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, there was $8.3 million in unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

All stock-based compensation expense is recorded in selling, general and administrative expenses.

Performance-based and market-based vesting options

The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions for the nine months ended September 30, 2017:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2016	3,836,107	$2.46
Granted	463,200	27.02
Exercised	(1,711,381)	2.71
Forfeited	(43,350)	27.29
Balance as of September 30, 2017	2,544,576	$6.33	7.56	$43,083

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair market value of a share of common stock of $22.55 on September 30, 2017.

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

Stock-based compensation cost related to performance-based and market-based vesting options was $1.1 million and $2.9 million in the three and nine months ended September 30, 2017, respectively, and $1.5 million in both the three and nine months ended September 30, 2016. As of September 30, 2017, there was $1.8 million in unrecognized stock-based compensation cost related to unvested performance-based and market-based stock options, which is expected to be recognized over a weighted-average period of 0.6 years.

Restricted stock

The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the nine months ended September 30, 2017:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2016	586,224	$17.00
Granted	884,081	26.60
Vested	(96,711)	17.00
Forfeited	(126,523)	23.27
Balance as of September 30, 2017	1,247,071	$23.17

As of September 30, 2017, there were 302,200 unvested shares subject to RSAs outstanding.

The Company recognized stock-based compensation cost related to RSAs and RSUs of $2.0 million and $5.0 million in the three and nine months ended September 30, 2017, respectively, and $0.1 million in both the three and nine months ended September 30, 2016. As of September 30, 2017, there was $24.9 million in unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 3.2 years.

Note 9 ̶ Net income (loss) per share

The Company computes basic earnings per share using the weighted average number of common shares outstanding. As the Company incurred a net loss attributable to common stockholders during the three and nine months ended September 30, 2016, basic and diluted weighted average shares outstanding are the same in those periods. A portion of the net loss attributable to common stockholders in prior periods reflects the accretion of preferred stock to the maximum redemption value. All outstanding shares of convertible preferred stock converted to common stock and the accreted value was reclassified into common stock and additional paid-in capital in the three months ended September 30, 2016.

The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$5,865	$(2,377)	$11,995	$(1,288)
Adjustments to numerator:
Dividend paid to preferred stockholders	-	-	-	(66,531)
Accretion of convertible preferred stock to maximum redemption value	-	(371,228)	-	(436,317)
Net income (loss) attributable to common stockholders	$5,865	$(373,605)	$11,995	$(504,136)

Denominator:
Weighted average common shares outstanding - basic	45,813,801	5,109,016	45,132,567	2,151,324
Diluted common equivalents from stock options	3,241,620	-	4,064,723	-
Diluted common equivalents from restricted stock units	227,826	-	256,394	-
Diluted common equivalents from restricted stock awards	-	-	8,482	-
Weighted average common shares outstanding - diluted	49,283,247	5,109,016	49,462,166	2,151,324

Net income (loss) per share:
Basic	$0.13	$(73.13)	$0.27	$(234.34)
Diluted	$0.12	$(73.13)	$0.24	$(234.34)

Anti-dilutive securities excluded from diluted EPS:
Stock options	601,749	7,083,483	503,516	7,083,483
Restricted stock units	444,274	596,217	13,688	596,217
Restricted stock awards	302,200	-	-	-
Total	1,348,223	7,679,700	517,204	7,679,700

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

The effective tax rate for the three and nine months ended September 30, 2017, was 17.7% and (20.3%), respectively, compared to 30.7% and (5.0%) for the three and nine months ended September 30, 2016, respectively. The change in the Company's effective tax rate for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to the impact of discrete items, such as stock option exercises, which generated a tax benefit of $0.5 million, and changes in uncertain tax positions, which generated a tax benefit of $0.5 million. The change in the Company's effective tax rate for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to the impact of discrete items, such as stock option exercises, which generated a tax benefit of $4.9 million.

Note 11 ̶ Related party transactions

On October 11, 2016, the Company entered into a sublease agreement with Fit for Life, LLC pursuant to which the Company subleased certain office and showroom space in New York, New York. Joseph A. Shamah, a former member of the Company’s Board of Directors and a director and stockholder of J.A. Cosmetics Corp., the holder of approximately 10.0% of the Company’s outstanding common stock, is the Chief Executive Officer of Fit for Life, LLC. The annual base rent for the sublease is approximately $0.3 million per year and the sublease has a term of 39 months. The Company recognized $0.1 million and $0.2 million in sublease income from Fit for Life, LLC during the three and nine months ended September 30, 2017, respectively, and the estimated future sublease income as of September 30, 2017 is $0.7 million.

Note 12—Subsequent events

The Company entered into a new e.l.f. store lease agreement with a minimum future lease commitment amount of $1.4 million. This lease also provides for the payment of contingent rent based on a percentage of sales.

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

Results of operations

The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net sales	$71,865	$56,312	$188,295	$153,132
Cost of sales	28,952	23,834	71,264	66,217
Gross profit	42,913	32,478	117,031	86,915
Selling, general and administrative expenses	33,133	31,002	98,843	78,807
Operating income	9,780	1,476	18,188	8,108
Other income (expense), net	(379)	288	(1,422)	2,253
Interest expense, net	(2,262)	(5,192)	(6,805)	(11,588)
Income (loss) before provision for income taxes	7,139	(3,428)	9,961	(1,227)
Income tax benefit (provision)	(1,274)	1,051	2,034	(61)
Net income (loss)	$5,865	$(2,377)	$11,995	$(1,288)

	Three months ended September 30,		Nine months ended September 30,
(percentage of net sales)	2017	2016	2017	2016
Net sales	100%	100%	100%	100%
Cost of sales	40%	42%	38%	43%
Gross margin	60%	58%	62%	57%
Selling, general and administrative expenses	46%	55%	52%	51%
Operating income	14%	3%	10%	5%
Other income (expense), net	(1%)	1%	(1%)	1%
Interest expense, net	(3%)	(9%)	(4%)	(8%)
Income (loss) before provision for income taxes	10%	(6%)	5%	(1%)
Income tax benefit (provision)	(2%)	2%	1%	(0%)
Net income (loss)	8%	(4%)	6%	(1%)

Comparison of three months ended September 30, 2017 to three months ended September 30, 2016

Net sales

Net sales increased $15.6 million, or 28%, to $71.9 million for the three months ended September 30, 2017, from $56.3 million for the three months ended September 30, 2016. The increase was primarily driven by growth in leading national retailers due to increases in shelf space and productivity and the continued expansion of our direct channels.

Gross profit

Gross profit increased $10.4 million, or 32%, to $42.9 million for the three months ended September 30, 2017, compared to $32.5 million for the three months ended September 30, 2016. Increased volume accounted for $9.0 million of the increase in gross profit, with the remaining $1.4 million attributable to margin accretive innovation, coupled with improvements in customer terms, freight costs and foreign exchange rate movements. Gross margin expanded to 60% from 58% in the three months ended September 30, 2017, primarily as a result of margin accretive innovation, coupled with improvements in customer terms, freight costs and foreign exchange rate movements, partially offset by customer mix.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $33.1 million for the three months ended September 30, 2017, an increase of $2.1 million, or 7%, from $31.0 million for the three months ended September 30, 2016. SG&A expenses as a percentage of net sales decreased to 46% in the three months ended September 30, 2017 from 55% in the three months ended September 30, 2016. The decrease was primarily a result of lower expenses related to warehousing and distribution costs, prior year costs related to the move of our warehouse and distribution facility from New Jersey to California in 2016 that were not repeated in the current year, as well as lower stock-based compensation expenses. These lower expenses were partially offset by higher investments in sales and marketing to support brand awareness, expenses related to the operations of additional e.l.f. stores and higher information technology costs to support infrastructure improvements and business capabilities.

Other income (expense), net

Other income (expense) changed $0.7 million to expense of $0.4 million for the three months ended September 30, 2017 from income of $0.3 million for the three months ended September 30, 2016. This change was primarily related to the movement in the Chinese renminbi (“RMB”) and the impact of legacy exchange rate forward contracts in the comparable 2016 period.

Interest expense, net

Interest expense decreased $2.9 million, or 56%, to $2.3 million for the three months ended September 30, 2017, compared to $5.2 million for the three months ended September 30, 2016. This decrease was due to the paydown of a portion of our debt with proceeds from our initial public offering in September 2016, as well as the refinancing of our Credit Agreement (as defined below under the heading “Description of indebtedness”) in December 2016, and subsequent amendment in August 2017, resulting in lower interest rates.

Income taxes

The provision for income taxes increased from a benefit of $1.1 million, or an effective tax rate of 30.7%, for the three months ended September 30, 2016 to an expense of $1.3 million, or an effective tax rate of 17.7%, for the three months ended September 30, 2017. The change in income tax expense or benefit was driven by a $10.6 million increase in pretax net income from a loss of $3.4 million to income of $7.2 million, offset by a change in discrete items impacting tax expense from an expense of $0.4 million to a benefit of $1.5 million. In the three months ended September 30, 2017, these discrete items primarily related to a tax benefit generated by stock option exercises of $0.5 million and a change in uncertain tax positions that resulted in a tax benefit of $0.5 million.

Comparison of nine months ended September 30, 2017 to nine months ended September 30, 2016

Net sales

Net sales increased $35.2 million, or 23%, to $188.3 million for the nine months ended September 30, 2017, from $153.1 million for the nine months ended September 30, 2016. The increase was primarily driven by growth in leading national retailers due to increases in shelf space and productivity, distribution in new accounts, and the continued expansion of our direct channels.

Gross profit

Gross profit increased $30.1 million, or 35%, to $117.0 million for the nine months ended September 30, 2017, compared to $86.9 million for the nine months ended September 30, 2016. Increased volume accounted for $20.0 million of the increase in gross profit, with the remaining $10.1 million attributable to margin accretive innovation, coupled with improvements in customer terms, freight costs and foreign exchange rate movements. Gross margin expanded to 62% from 57% in the nine months ended 2017, primarily as a result of margin accretive innovation, coupled with improvements in customer terms, freight costs and foreign exchange rate movements, partially offset by customer mix.

Selling, general and administrative expenses

SG&A expenses were $98.8 million for the nine months ended September 30, 2017, an increase of $20.0 million, or 25%, from $78.8 million for the nine months ended September 30, 2016. SG&A expenses as a percentage of net sales increased to 52% in the nine months ended September 30, 2017 from 51% in the nine months ended September 30, 2016. The increase was primarily a result of higher investments in sales and marketing to support brand awareness, increases in personnel and stock-based compensation expenses, expenses related to the operations of additional e.l.f. stores and higher information technology costs to support infrastructure improvements and business capabilities. These were partially offset by costs related to the move of our warehouse and distribution facility from New Jersey to California in 2016 that were not repeated in the current year.

Other income (expense), net

Other income (expense) changed $3.7 million to expense of $1.4 million for the nine months ended September 30, 2017 from income of $2.3 million for the nine months ended September 30, 2016. This change was primarily related to the movement in the RMB and the impact of legacy exchange rate forward contracts in the comparable 2016 period.

Interest expense, net

Interest expense decreased $4.8 million, or 41%, to $6.8 million for the nine months ended September 30, 2017, compared to $11.6 million for the nine months ended September 30, 2016. This decrease was due to the paydown of a portion of our debt with proceeds from our initial public offering in September 2016, as well as the refinancing of our Credit Agreement in December 2016, and subsequent amendment in August 2017, resulting in lower interest rates.

Income taxes

The provision for income taxes decreased from $0.1 million, or an effective tax rate of (5.0%), for the nine months ended September 30, 2016 to a benefit of $2.0 million, or an effective tax rate of (20.3%), for the nine months ended September 30, 2017. The change in the provision for income taxes was driven by an $11.2 million increase in pretax net income from a loss of $1.2 million to net income of $10.0 million, offset by a decrease in discrete items impacting tax expense from an expense of $0.6 million to a benefit of $6.0 million. In the nine months ended September 30, 2017, these discrete items primarily related to a tax benefit generated by stock option exercises of $4.9 million.

Financial condition, liquidity and capital resources

Overview

As of September 30, 2017, we held $5.7 million of cash and cash equivalents. In addition, as of September 30, 2017, we had borrowing capacity of $40.0 million under our Revolving Credit Facility (as defined below under the heading “Description of indebtedness”).

Our primary cash needs are for capital expenditures, customer fixturing programs and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, expansion into new national retailer doors and expansion of our e.l.f. store base. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.

Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion into new retail stores and the general seasonality of our business. As of September 30, 2017, we had working capital, excluding cash, of $55.4 million, compared to $29.3 million as of December 31, 2016, primarily driven by the impact of deliberate increases in the inventory position of our top items. Working capital, excluding cash and debt, was $73.6 million and $38.0 million as of September 30, 2017 and December 31, 2016, respectively.

We believe that our operating cash flow, cash on hand and available financing under our Revolving Credit Facility will be adequate to meet our operating, investing and financing needs for the next 12 months. If necessary, we can borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in this Quarterly Report under the heading “Risk Factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our customers and consumers and manage production and our supply chain.

Cash flows

	Nine months ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(6,167)	$2,549
Investing activities	(7,246)	(5,469)
Financing activities	3,795	10,000
Net increase (decrease) in cash:	$(9,618)	$7,080

Cash provided by (used in) operating activities

For the nine months ended September 30, 2017, net cash used in operating activities was $6.2 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $33.4 million offset by unfavorable increases in net working capital of $39.6 million during this period. The increases in net working capital were largely driven by a $34.1 million decrease in accounts payable and accrued expenses primarily due to payments for inventory ordered at the end of fiscal year 2016, and a $13.0 million increase in prepaid expenses and other assets primarily due to non-capital fixturing programs implemented during the quarter ended September 30, 2017. These uses of cash for working capital were partially offset by a $7.8 million decrease in accounts receivable and inventory.

For the nine months ended September 30, 2016, net cash provided by operating activities was $2.5 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $7.8 million offset by increases in net working capital of $5.2 million during this period. The increases in net working capital were largely driven by a $23.6 million increase in accounts payable and accrued expenses due primarily to our growth and continued focus on working capital optimization, offset by an $11.5 million increase in accounts receivable driven both by growth in revenue and timing of billings, a seasonally-driven $9.9 million increase in inventory and an $8.3 million increase in prepaid and other current assets related to estimated income tax payments.

Cash provided by (used in) investing activities

For the nine months ended September 30, 2017, net cash used in investing activities was $7.2 million, compared to $5.5 million for the nine months ended September 30, 2016. The increase was driven primarily by an investment in a social media analytics company in the second quarter of 2017, partially offset by lower purchases of property and equipment.

Cash provided by (used in) financing activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $3.8 million, driven primarily by the net drawdown of $9.5 million from our Revolving Credit Facility, partially offset by $6.2 million in mandatory principal payments under our Term Loan Facility (as defined below under the heading “Description of indebtedness”).

For the nine months ended September 30, 2016, net cash provided by financing activities was $10.0 million, driven primarily by net proceeds of $62.3 million from the issuance of additional debt under our Term Loan Facility and $64.0 million of proceeds from our initial public offering, partially offset by a $68.0 million dividend paid to stockholders, $7.7 million of net Revolving Credit Facility repayments and the $42.4 million repayment of our second lien credit facility.

Description of indebtedness

On December 23, 2016, we entered into a new five-year, $200.0 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate consisting of several large financial institutions. The Credit Agreement was amended on August 25, 2017, increasing the aggregate commitments to $215.0 million. The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”).

All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of a commitment fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of September 30, 2017 was $40.0 million.

The Term Loan Facility maturity date is also August 25, 2022, and is collateralized by substantially all of our assets. Amortization installment payments on the Term Loan Facility are required to be made in quarterly installments of (i) $2,062,500 for fiscal quarters ending September 30, 2017 through June 30, 2019, (ii) $2,475,000 for fiscal quarters ending September 30, 2019 through June 30, 2020, (iii) $3,093,750 for fiscal quarters ending September 30, 2020 through June 30, 2021 and (iv) $4,125,000 for fiscal quarters ending September 30, 2021 through June 30, 2022. The remaining Term Loan Facility balance is due upon the maturity date. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments when there is (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within twelve months, or (iii) issuance of additional debt.

Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% based on our consolidated total net leverage ratio. The interest rate on both the Revolving Credit Facility and the Term Loan was approximately 4.00% as of September 30, 2017.

We paid approximately $0.5 million in fees related to the amendment of the Credit Agreement.

In connection with the December 2016 refinancing credit agreement, we incurred costs directly related to the Credit Agreement of $2.3 million, consisting primarily of lender fees of $2.1 million and third-party fees of $0.2 million. These fees were allocated between the Revolving Credit Facility and the Term Loan Facility, with the portion attributable to the Term Loan Facility recorded as a reduction of the carrying amount of the debt and the portion attributable to the Revolving Credit Facility recorded as a noncurrent asset.

The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of September 30, 2017 and December 31, 2016, we were in compliance with all financial covenants.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Many multinational consumer companies have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. Many of these competitors’ products are sold in a wider selection or greater number of retail stores and possess a larger presence in these stores, typically having significantly more inline shelf space than we do. Given the finite space allocated to cosmetic products by retail stores, our ability to grow the number of retail stores in which our products are sold, and expand our space allocation once in these retail stores, may require the removal or reduction of the shelf space of these competitors. We may be unsuccessful in our growth strategy in the event retailers do not reallocate shelf space from our competitors to us. Increasing shelf space allocated to our products may be especially challenging in instances when a retailer has their own brand. In addition, our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of large percentage discounts and “buy one and get one free” offers. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.

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

As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facility located in Ontario, California or to our brokers and logistics providers located in Canada and England, and from there to our e.l.f. stores or retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through elfcosmetics.com. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. For example, in December 2015, a parcel carrier returned five pallets of holiday shipments to us based on their service backlog, causing significant delays in our holiday shipments. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

We have also outsourced significant portions of our distribution process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third-party distributors to sell our products in a number of foreign countries, our warehouse and distribution center in California is managed and staffed by a third-party service provider, we are dependent on a single third-party vendor for credit card processing and we utilize a third-party hosting and networking provider to host our web services, including elfcosmetics.com. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third-party, may have a material adverse effect on our business, financial condition and results of operations. We are not party to long-term contracts with some of our distributors, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

Further, our third-party manufacturers, suppliers and distributors may:

•	have economic or business interests or goals that are inconsistent with ours;
•	take actions contrary to our instructions, requests, policies or objectives;
•

be unable or unwilling to fulfill their obligations under relevant purchase orders, including obligations to meet our production deadlines, quality standards, pricing guidelines and product specifications, or to comply with applicable regulations, including those regarding the safety and quality of products and ingredients and good manufacturing practices;

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

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for, and popularity of, various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or componentry. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations. See also “—Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.”

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of September 30, 2017, we had a total of $168.3 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $40.0 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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

We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks in the United States, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. For online consumers, these are card-not-

present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. To the extent we are an online seller, requirements relating to consumer authentication and fraud detection are more complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.

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

We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of September 30, 2017, we had a team of 63 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations. See also “—Potential changes in tax law and other developments in the United States may have a material adverse effect on our business, financial condition and results of operations.”

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

Changes in law and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. Among other things, proposed tax reforms in the United States may result in significant changes to current U.S. tax rules and regulations. These changes could have a material adverse effect on our business, results of operations and liquidity as a result of the fact, among others, that we currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China.

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

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under our Credit Agreement can terminate their commitments to loan money under our Revolving Credit Facility, and our lenders under our Credit Agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiated the withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, intellectual property, advertising, marketing, distribution, consumer protection and online payment services. The sale of products outside the United States, the introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. For example, in 2015, the European Union Court of Justice invalidated the U.S.-EU Safe Harbor Agreement regarding the transfer of personal information between the United States and the European Union. European and U.S. negotiators agreed in February 2016 on a new framework, the Privacy Shield, which replaced the Safe Harbor framework from August 2016 onwards. However, there is currently litigation against this framework and it is uncertain whether the Privacy Shield framework will be similarly invalidated by the EU court. It is not known whether the European Commission will accept the new, stricter requirements as adequate. Although we sell our products on a UK website, we do not have personnel or operations based in the European Union. We have not historically relied on the former Safe Harbor framework to justify the collection, storage and processing of European consumer data on our servers in the United States. If we were to in the future it is already clear that under the new framework, companies which rely on the new Privacy Shield framework will face more stringent obligations and the sanctions for non-compliance with the principles of the framework will be more robust. There is also uncertainty as to whether the Privacy Shield and other mechanisms used to achieve the lawful transfer of data from the EU to the United States will withstand legal challenges. In addition, the European Union is significantly amending its data protection laws in ways that may limit our ability to collect or use information or increase our potential liability for misuse, loss or a breach of security in data of EU residents. In particular, if our privacy or data security measures fail to comply with applicable future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) or other liabilities, as well as negative publicity and a potential loss of business. The application, interpretation and enforcement of these laws and regulations may be uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. Moreover, consumer data privacy remains a matter of interest to lawmakers and regulators, and a number of other proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. These existing and proposed laws and regulations can be costly to comply with and can delay or impede our ability to market and sell our products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

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

We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include but are not limited to personal injury and class action lawsuits, intellectual property claims, employment litigation and regulatory investigations relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

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

We have limited patent protection, which limits our ability to protect our products from competition. We primarily rely on know-how to protect our products. It is possible that others will independently develop the same or similar know-how, which may allow them to sell products similar to ours. If others obtain access to our know-how, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized use of such information, which could harm our competitive position.

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

Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the RMB, the British pound and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our condensed consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

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

Prior to our initial public offering in September 2016, we were a private company and were not required to test our internal controls on a systematic basis. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our management will be required to report upon the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) beginning with the annual report for our fiscal year ending December 31, 2017. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company” and reach accelerated filer status.

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

We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China, and we have an office in China from which we manage our supply chain. We sell our products in several countries outside of the United States, primarily through distributors. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (OFAC).

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

Our Sponsor and J.A. Cosmetics Corp. have significant influence over our company, which could limit the ability of our other stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders.

Under our second amended and restated stockholders agreement (the “Stockholders Agreement”), TPG Growth II Management, LLC (our “Sponsor”) has the right to designate up to three members of our board of directors so long as it holds at least 30% of the shares of our outstanding common stock, two members of our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one member of our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. Our Sponsor’s designees currently comprise three of the seven members of our board of directors. In addition, as of September 30, 2017, our Sponsor held approximately 29% of our common stock, J.A. Cosmetics Corp. held approximately 10% of our common stock and our Sponsor may be deemed to beneficially own a majority of our common stock. Accordingly, our Sponsor and J.A. Cosmetics Corp. exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.

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

•	liquidate, dissolve or effect a recapitalization or reorganization in any form of transaction or series of transactions;
•	incur any indebtedness in an aggregate amount in excess of $50.0 million (other than indebtedness under the terms and provisions of the Credit Agreement); and
•	increase or decrease the size of our board of directors.

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

Moreover, our Sponsor and J.A. Cosmetics Corp. are not prohibited from selling their shares of common stock to a third party and may do so without stockholder approval and without providing for a purchase of shares of common stock held by other stockholders. Accordingly, shares of our common stock may be worth less than they would be if our Sponsor and J.A. Cosmetics Corp. did not maintain significant influence over our company.

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

An active trading market for our common stock may not be sustained, and the market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.

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

Because we have no current plans to pay cash dividends on our common stock, stockholders may not receive any return on investment unless they sell our common stock for a price greater than that which they paid for it.

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under the Credit Agreement and other indebtedness we may incur, and such other factors as our board of directors may deem relevant.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We had approximately 203.7 million shares of common stock authorized but unissued as of November 1, 2017. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our Sponsor, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of November 1, 2017, we had a total of 46,259,817 shares of common stock outstanding.

The holders of up to 24,641,752 shares of our common stock, or approximately 53% of our outstanding common stock based on shares outstanding as of November 1, 2017, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of our Sponsor, J.A. Cosmetics Corp. and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.

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

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that stockholders might consider favorable.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

None

Item 5. Other information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

10.1	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., JA 139 Fulton Street Corp., JA 741 Retail Corp., JA Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-39873	08/28/2017
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on November 9, 2017 on its behalf by the undersigned, thereunto duly authorized.

e.l.f. Beauty, Inc.

November 9, 2017	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman, Chief Executive Officer and Director

November 9, 2017	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer