Form 10-K
period 2017-12-31
e.l.f. Beauty, Inc.
filed 2018-03-01
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-37873
___________________________________________________
e.l.f. Beauty, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	46-4464131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
570 10th Street
Oakland, CA 94607
(510) 778-7787
(Address of registrant’s principal executive offices, including zip code, and telephone number, including area code)
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
___________________________________________________
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $599.4 million.
The number of shares of registrant’s Common Stock outstanding as of February 15, 2018 was 46,757,524.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

e.l.f. Beauty, Inc.

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
e.l.f.: Changing the face of beauty
We are one of the fastest growing, most innovative beauty companies in the United States. Driven by our mission to make luxurious beauty accessible for all, we have challenged the traditional belief that quality cosmetics and skin care are only available at high prices in select channels. e.l.f. offers high-quality, prestige-inspired beauty products at extraordinary value. Our price points encourage trial and experimentation, while our commitment to quality and a differentiated consumer engagement model engenders loyalty among a passionate and vocal group of consumers.
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
In January 2014, TPG Growth II Management LLC (“TPG Growth”), a leading global private equity firm, acquired a controlling interest in e.l.f. to further scale and transform the Company. Concurrent with the acquisition, Tarang Amin was appointed as CEO. The objective was to grow the business by enhancing the management team, building the e.l.f. brand, driving industry-leading innovation, expanding distribution and improving operational efficiency.

Over the past four years, we have made significant investments in our business by adding top talent and building our functional capabilities. We have developed strong consumer relationships through our differentiated engagement model; accelerated our first-to-mass innovation capability, including our first category adjacency in skin care; expanded our distribution; and significantly strengthened our operations, including transforming our China team and supplier base to deliver even higher quality. Our efforts have made e.l.f. one of the fastest-growing beauty companies in the United States.
Our strategic differentiation
We are driven by what today’s beauty consumer wants—an assortment of high-quality, prestige-inspired cosmetics and skin care at extraordinary value. We do not define ourselves as strictly mass or prestige, or limit our product availability to select channels. Through our modern consumer engagement and responsive innovation model, we interact with our consumers instead of broadcasting at them. This allows us to stay in tune with their needs and build trust and loyalty. Our business model has multiple areas of competitive advantage.
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
Consumer-centric and efficient marketing model
We believe that modern beauty consumers are fundamentally different than generations of consumers before them and are not as engaged by the broad-scale marketing and advertising tactics used by many traditional beauty companies. e.l.f. has deployed a low-cost, consumer-centric marketing model. Total expenses for advertising and promotions in 2017 were $8.1 million, approximately 3% of our net sales.
Our consumers have been our best advocates, growing the e.l.f. brand virally through strong word of mouth. Many are very active in social media, write reviews of our products online and generate content on YouTube and other social media outlets.  Our e-commerce site has over 28 million visitors a year and we possess a social media following on Instagram, Facebook and YouTube that rivals the larger beauty brands. elfcosmetics.com reflects our passionate consumer base with approximately 135,000 ratings. Our digital content—including images, text, and video—inspires our fans with looks and products they love and avoids common industry messaging that beauty is about perfection. We feature e.l.f. consumers as our stars, and reinforce our promise to make luxurious beauty accessible.
High-quality cosmetics and skin care at an extraordinary value enabled by flexible, asset-light operations
e.l.f. consumers recognize our ability to provide a broad assortment of high-quality products at an extraordinary value. The majority of our items retail for $6 or less, providing a low-risk way for consumers to try new products. From formulation to package design, our products deliver quality and innovation at a fraction of prestige prices, facilitating frequent consumer purchasing and experimentation without the guilt of overspending.
All e.l.f. products are hypoallergenic and non-comedogenic. We do not test on animals or endorse such practices, nor do we use ingredients that are tested on animals. We have been designated as being a “cruelty-free” company by People for the Ethical Treatment of Animals. Our products are free from parabens, phthalates, microbeads, and sulfates.
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

•
First-to-mass.    “First-to-mass” products are inspired by trends in prestige beauty that we bring to the mass market. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for how they can achieve on-trend looks, but at an accessible price. Examples include the e.l.f. Mineral Infused Face Primer at $6 versus a prestige primer at $36, e.l.f. Matte Shadow, Brow, and Liner Palette at $12 versus a prestige palette at $40, the e.l.f. Contouring Brush at $6 versus a similar type of brush at $35 and the e.l.f. Lip Exfoliator at $3 versus a similar type of lip treatment at $24.

•
Core expansion.    Core expansion items are those trend-inspired products across eyes, lips, face and tools that augment our assortment and deliver extraordinary value across price points. We consistently evaluate our core eyes, lips, face and tools offerings and develop new items based on category trends, consumer feedback and other market intelligence.

•
Adjacencies.    We believe that we can reapply our model to launch products into adjacent categories. For example, we entered the skin care category in 2015 with a high-quality skin care product assortment.

When we launch a new e.l.f. beauty product, we leverage our unique community of digitally engaged consumers. elfcosmetics.com and our e.l.f. branded stores are vehicles for refining products and determining best sellers. We are able to analyze sales results, reviews and feedback through social media to provide a quick indication of a product’s performance. We use this valuable data to introduce validated, best-selling products to retail, which drives leading performance relative to others in the category.
Unlike many beauty companies that launch products in concert with the timing of when retailers rearrange or restock products, we leverage our multi-channel model to launch products throughout the year and test them online and in e.l.f. stores.
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

•
e-commerce.   Our e-commerce business serves as a strong source of sales and an important component of our engagement and innovation model. We have nurtured a loyal, highly active online community for over a decade. Our foundation as an e-commerce company and our digital engagement model drive conversion on elfcosmetics.com, where we sell our full product offering.

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

•	International. e.l.f. products are sold in a number of international markets, including Canada, the United Kingdom and Mexico.
High-performance team and culture
We have assembled a world-class management team that possesses an excellent track record of results and has successfully worked together for many years. During the team’s prior tenure at Schiff Nutrition (NYSE: SHF), the company grew in enterprise value from $190 million to $1.5 billion in less than two years and was acquired by Reckitt Benckiser (London Stock Exchange: RB). With strong backgrounds from The Clorox Company, The Procter & Gamble Company, The Estee Lauder Companies, Mary Kay, TPG Growth and other leading companies, our team has demonstrated skills in building brands, leading innovation, expanding distribution, making acquisitions and driving world-class operations. We operate with a high-performance team culture.

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
Operations
We have developed a scalable, asset-light supply chain centered on speed to market and high-quality at low cost. Our China-based sourcing, quality and innovation teams work with their U.S.-based counterparts to deliver ongoing product quality, innovation and cost savings.
Manufacturing process
Our manufacturing process centers on close collaboration with a network of third-party manufacturers in China and, more recently, the United States. We believe what differentiates us is our ability to drive speed, quality and efficient production. We leverage high annual unit volumes with our suppliers to have them quickly produce small quantities of a new product so that we can launch online in as few as 13 weeks from concept and 22 weeks on average. These early sales provide us with validation data to determine which products to introduce at our national retail customers. Based on what we decide to scale up, we can provide higher, more reliable, longer-term volumes to our manufacturers.
We have transformed our team and supply network to drive even higher quality, while keeping our flexible and low-cost structure. We have ample manufacturing capacity as well as redundant capability in the event that one or more suppliers cannot meet our needs. Our broad supply base gives us the ability to fulfill our product requirements and remain cost competitive.
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
Quality control
We have a comprehensive quality assurance program that gives us visibility into the quality of our products during the sourcing and production cycle. Our innovation team approves product samples and is on-site for initial production runs of new products. Our quality team provides oversight through on-site inspections and audits of our third-party manufacturers as well as component and packaging suppliers. We periodically conduct comprehensive audits of all our suppliers and have an on-site scheduled presence at our primary suppliers, where we inspect and monitor finished and semi-finished product, raw materials, batch records and testing records. We also validate our manufacturers’ finished product testing results with third-party laboratory testing. In the spirit of continual improvement, we have frequent dialogue with our suppliers on quality assurance enhancements.
Warehousing, distribution and logistics
In early 2016, we opened a new distribution center in Ontario, California, to replace our previous distribution center in New Jersey. This facility supports multi-channel shipping, with the ability to pick and ship directly to e-commerce consumers, e.l.f. stores, national retail customers and international customers. We have also invested capital in scanning and conveying technology. Our facility is operated by a leading third-party logistics provider. Additionally, we utilize third-party logistics providers in Canada and the United Kingdom to distribute to certain international customers.

Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the third or fourth quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth quarters, we are required to make investments in working capital during the second and third quarters of the fiscal year. For more information regarding our working capital requirements see Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Financial condition, liquidity and capital resources.” Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major customers as well as our expansion into new customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity. For more information regarding customer concentration see Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Overview.”
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
Our order management process is automated via electronic data interchange with the vast majority of our retail customers feeding orders directly to our ERP platform. From time to time, we enhance and complement the system with additional software. We have an integrated warehouse management system managed by our third-party logistics provider, which allows us to improve real-time tracking and management of inventory. We have also implemented computerized point-of-sale systems in our e.l.f. stores to enable real-time reporting and analytics.
Trademarks and other intellectual property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “e.l.f.,” “eyes lips face” and “play beautifully,” all of which are registered with the U.S. Patent and Trademark Office for our goods and services of primary interest. These trademarks are also registered or have registrations pending in Australia, Brazil, Canada, China, the European Union, India, Mexico, Russia and approximately 25 other countries or registries. We also have numerous other trademark registrations and pending applications for product names and tag lines. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’ favorable perception of our products. The current registrations of these trademarks in the United States and foreign countries are effective for consecutive terms of 10 to 15 years and are due for periodic renewals, presently scheduled between 2018 and 2032, provided that we comply with all applicable renewal requirements including, where necessary, the continued use of trademarks in connection with the listed goods or services. In addition to trademark protection, we own numerous URL designations, including elfcosmetics.com. We also rely on and use reasonable business activities to protect unpatented proprietary expertise and product formulations, continuing innovation and other know-how to develop and maintain our competitive position.
Employees
As of December 31, 2017, we had 262 full-time employees and 151 part-time and seasonal employees. As of December 31, 2017, we had 199 and 63 full-time employees in the United States and China, respectively. The majority of our part-time employees worked in our e.l.f. stores. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.
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
Our current products that are intended to treat acne and used as sunscreen, including skin care products with SPF, are considered over-the-counter (“OTC”) drug products by the FDA. Our OTC products are subject to regulation through the FDA’s “monograph” system which specifies, among other things, permitted active drug ingredients and their concentrations. The FDA’s monograph system also provides the permissible product claims and certain product labeling requirements, based on the intended use of the product. Our OTC drug products must be manufactured consistent with the FDA’s current drug good manufacturing practices (“GMP”) requirements, and the failure to maintain compliance with these requirements could result in import holds or require us to conduct recalls, market withdrawal or make changes to our manufacturing practices. Any of these actions could result in harm to our reputation or affect our ability to provide sufficient product to the market.
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
The FTC, FDA and other government authorities also regulate advertising and product claims regarding the safety, performance and benefits of our products. These regulatory authorities typically require a safety assessment of the product and reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market, and there is no assurance that our efforts to support our claims will be considered sufficient. A significant area of risk for such activities relates to improper or unsubstantiated claims about the use and safety of our products. If we cannot adequately support safety or substantiate our product claims, or if our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, the FDA, FTC or other regulatory authority could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling certain products, all of which could harm our business, financial condition and results of operations.
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
There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy and data protection which could affect us. For example, in the European Union, the current data protection laws will be replaced by the new General Data Protection Regulation (“GDPR”), which was adopted May 2016 and will become effective in May 2018. The GDPR will implement more stringent operational requirements for controllers of personal data such as us, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to respond to requests of data subjects, mandatory data breach notification requirements, mandatory contractual provisions for agreements with certain data processors, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of certain data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. The GDPR also significantly increases penalties for non-compliance; if our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) or other liabilities, as well as negative publicity and a potential loss of business.
Furthermore, a draft of the new ePrivacy Regulation was announced in January 2017. While it was originally intended to become effective alongside the GDPR, the current draft is still going through the European Union’s legislative process. The new ePrivacy Regulation will replace the current European electronic e-privacy and marketing rules, and when implemented, it is expected to alter rules on direct marketing, and technology for online behavioral advertising and to impose stricter requirements on companies using these tools. These restrictions may affect our ability to promote our products or reach new consumers. Like the GDPR, the current draft of the ePrivacy Regulation can impose fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher). The interpretation and application of both the GDPR and the ePrivacy Regulation will remain uncertain until both have become effective and regulators begin issuing guidance and enforcing the new rules.
Environmental, health and safety
We are subject to numerous foreign, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and environmental protection, including those relating to emissions to the air, discharges to land and surface waters, generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the registration and evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable environmental, health and safety requirements. Compliance with such laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position. However, environmental laws and regulations have tended to become increasingly stringent and, to the extent regulatory changes occur in the future, they could result in, among other things, increased costs to the Company. For example, certain states such as California and the U.S. Congress have proposed legislation relating to chemical disclosure and other requirements related to the content of our products.
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
The beauty industry is highly competitive, and if we are unable to compete effectively our results will suffer.
We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many beauty brands under ownership and standalone beauty brands, including those that may target the latest trends or specific distribution channels. Competition in the beauty industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels.

Many multinational consumer companies have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. Many of these competitors’ products are sold in a wider selection or greater number of retail stores and possess a larger presence in these stores, typically having significantly more inline shelf space than we do. Given the finite space allocated to beauty products by retail stores, our ability to grow the number of retail stores in which our products are sold, and expand our space allocation once in these retail stores, may require the removal or reduction of the shelf space of these competitors. We may be unsuccessful in our growth strategy in the event retailers do not reallocate shelf space from our competitors to us. Increasing shelf space allocated to our products may be especially challenging in instances when a retailer has their own brand. In addition, our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of large percentage discounts and “buy one and get one free” offers. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.
It is difficult for us to predict the timing and scale of our competitors’ activities in these areas or whether new competitors will emerge in the beauty industry. In recent years, numerous online beauty companies have emerged and garnered significant followings. In addition, further technological breakthroughs, including new and enhanced technologies which increase competition in the online retail market, new product offerings by competitors and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy.
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
The beauty industry is driven in part by fashion and beauty trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for beauty products, consumer attitudes toward our industry and brand and where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brand, maintain a favorable mix of products and develop our approach as to how and where we market and sell our products.
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
As part of our ongoing business strategy, we expect we will need to continue to introduce new products in our traditional product categories of eyes, lips, face and tools, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of retailers for a large portion of our net sales, and the loss of one or more of these retailers, or business challenges at one or more of these retailers, could adversely affect our results of operations.
A limited number of our retail customers account for a large percentage of our net sales. Walmart and Target accounted for 29% and 25%, respectively, of our net sales in 2017. We expect a small number of retailers will, in the aggregate, continue to account for the majority of our net sales for foreseeable future periods. Any changes in the policies or our ability to meet the demands of our retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to display space could have a material adverse effect on our business, financial condition and results of operations.
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

•
inventory reduction initiatives and other factors affecting retail customer buying patterns, including any reduction in retail space committed to beauty products and retailer practices used to control inventory shrinkage.

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

•	we may be unable to introduce new products that appeal to consumers or otherwise successfully compete with our competitors in the beauty industry;

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
We have grown rapidly, with our net sales increasing from $191.4 million in the year ended December 31, 2015 to $269.9 million in the year ended December 31, 2017. Our growth has placed, and will continue to place, a strain on our management team, financial and information systems, supply chain and distribution capacity and other resources. To manage growth effectively, we must continue to enhance our operational, financial and management systems, including our warehouse management, inventory control and in-store point-of-sale systems; maintain and improve our internal controls and disclosure controls and procedures; maintain and improve our information technology systems and procedures; and expand, train and manage our employee base.

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
We have relatively low brand awareness among consumers when compared to other beauty brands, and maintaining and enhancing the recognition and reputation of our brand is critical to our business and future growth. Many factors, some of which are beyond our control, are important to maintaining our reputation and brand. These factors include our ability to comply with ethical, social, product, labor and environmental standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brand.
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
We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facility located in Ontario, California or to our logistics providers located in Canada and England, and from there to our e.l.f. stores or retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through elfcosmetics.com. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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
As of December 31, 2017, we had a total of $156.8 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.5 million under our Revolving Credit Facility (as defined in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of this Annual Report under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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
We generate a significant portion of our net sales in the third and fourth quarters of our fiscal year as a result of higher sales during the holiday season, and adverse events that occur during the third or fourth quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth quarters, we are required to make investments in working capital during the second and third quarters of the fiscal year. In addition to holiday seasonality, we may experience variability in net sales and net income throughout the year as a result of the size and timing of orders from our retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity. Furthermore, product orders from our large retail customers may vary over time due to changes in their inventory or out-of-stock policies. If we were to experience a significant shortfall in sales or profitability or internally generated funds, we may not have sufficient liquidity to fund our business. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Any quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly.
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
Advances in technology, the expertise of criminals, new discoveries in the field of cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or sensitive information. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our website or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. We are not aware of any breach or compromise of the personal data of our customers, but we have been subject to attacks (e.g. phishing, denial of service, etc.) and cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future.
Furthermore, such third parties may engage in various other illegal activities using such information, including credit card fraud, which may cause additional harm to us, our consumers and our brand. We also may be vulnerable to error or malfeasance by our own employees or other insiders. Third parties may attempt to fraudulently induce our or our service providers’ employees to misdirect funds or to disclose information in order to gain access to personal data we maintain about our consumers or website users. In addition, we have limited control or influence over the security policies or measures adopted by third-party providers of online payment services through which some of our consumers may elect to make payment for purchases at our website. Contracted third-party delivery service providers may also violate their confidentiality obligations and disclose or use information about our consumers inadvertently or illegally.
If any breach of information security were to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s financial, transaction or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures including as a result of compliance with post-breach consumer notification laws, all of which could have a material adverse effect on our business, financial condition and results of operations. We may be subject to post-breach review of our privacy and security controls by regulators and other third parties, which could result in post-breach regulatory and consumer litigation, at significant expense and risking reputational harm. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

Payment methods used on our Internet platform subject us to third-party payment processing-related risks.
We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks in the United States and the United Kingdom, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. For online consumers, these are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. To the extent we are an online seller, requirements relating to consumer authentication and fraud detection are more complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.
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
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of December 31, 2017, we had a team of 63 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations. See also “—Changes in tax law and other developments in the United States may have a material adverse effect on our business, financial condition and results of operations.”
Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

Changes in tax law and other developments in the United States and China, including recently enacted tax reform legislation in the United States, may have a material adverse effect on our business, financial condition and results of operations.
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
Recently enacted legislation has significantly changed U.S. federal tax laws, including reducing the U.S. corporate income tax rate and imposing a one-time transition tax on previously deferred foreign earnings, among others. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretation and implementing regulations by the Treasury and U.S. Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.
In addition, changes in U.S.-China trade relations and other changes to U.S. tax or other laws (including new or changes in regulations promulgated by the IRS and the U.S. Department of the Treasury) as well as changes in Chinese laws and regulations, such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products in the U.S. market.
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
Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under our Credit Agreement (as defined in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of this Annual Report under the heading “Description of indebtedness”) can terminate their commitments to loan money under our Revolving Credit Facility, and our lenders under our Credit Agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
Furthermore, it is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on our retention of key members of our senior management team and ability to attract and retain qualified personnel.
Our success depends, in part, on our ability to retain our key employees, including our executive officers, senior management team and development, operations, finance, sales and marketing personnel. We are a small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a larger company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our chief executive officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.
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
While our current strategy includes pursuing continued expansion of e.l.f. stores in the United States, these stores may be less successful than we expect. The effect of these stores, particularly in growing numbers, on our business and results of operations is uncertain and dependent on various factors. Falling short in our pursuit of expansion could potentially lead to a negative impact on our growth plan while incurring significant financial costs, expenses and investments.
All of our e.l.f. stores are located on leased premises, and we expect that any new e.l.f. stores will also be located on leased premises. The leases for our stores have historically had initial terms of 10 years and typically provide for a single renewal option in five-year increments as well as for rent escalations. We generally cannot terminate these leases before the end of the initial lease term and our ability to assign or sublease is subject to certain conditions. Additional sites that we lease are likely to be subject to similar long-term, non-terminable leases. If we close a store, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, if we fail to negotiate renewals, either on commercially acceptable terms or at all, as each of our leases expires we could be forced to close stores in desirable locations.
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
Adverse economic conditions in the United States, Europe or China or any of the other countries in which we may conduct business could negatively affect our business, financial condition and results of operations.
Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Europe, China or any of the other countries in which we do significant business, or periods of inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses a risk to our business. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The referendum was advisory, and the terms of withdrawal are subject to a negotiation period that could last until March 2019. The referendum and the ensuing process of the United Kingdom’s withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to international business uncertainties.
We sell our products to customers located outside the United States, including the European Union and China. In addition, substantially all of our third-party suppliers and manufacturers are located in China. We intend to continue to sell to customers outside the United States and maintain our relationships in China. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

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
We sell a number of products as over-the-counter ("OTC") drug products, which are subject to the FDA OTC drug regulatory requirements because they are intended to be used as sunscreen or to treat acne. The FDA regulates the formulation, manufacturing, packaging and labeling of OTC drug products. Our sunscreen and acne drug products are regulated pursuant to FDA OTC drug monographs that specify acceptable active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are marketed as OTC drugs are not in compliance with the applicable FDA monograph, we may be required to reformulate the product, stop making claims relating to such product or stop selling the product until we are able to obtain costly and time-consuming FDA approvals. We are also required to submit adverse event reports to the FDA for our OTC drug products, and failure to comply with this requirement may subject us to FDA regulatory action.
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
Our facilities and those of our third-party manufacturers are subject to regulation under the FDCA and FDA implementing regulations. The FDA may inspect all of our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with provisions of the FDCA and FDA regulations. In addition, third-party manufacturer’s facilities for manufacturing OTC drug products must comply with the FDA’s current drug good manufacturing practices ("GMP") requirements that require us and our manufacturers to maintain, among other things, good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.
Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations. If the FDA finds a violation of GMPs, it may enjoin our manufacturer’s operations, seize product, restrict importation of goods, and impose administrative, civil or criminal penalties. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective actions, including suspending manufacturing operations, changing product formulations, suspending sales, or initiating product recalls. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business, financial condition and results of operations.
Government authorities regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market, and there is no assurance that the efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. A significant area of risk for such activities relates to improper or unsubstantiated claims about our products and their use or safety. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, whether cosmetics, OTC drug products or other consumer products that we offer, the FDA, the FTC or other regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling certain products, all of which could harm our business, financial condition and results of operations. Any regulatory action or penalty could lead to private party actions, or private parties could seek to challenge our claims even in the absence of formal regulatory actions which could harm our business, financial condition and results of operations.
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
Moreover, consumer data privacy remains a matter of interest to lawmakers and regulators, and a number of other proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. Within the U.S., consumer data privacy regulatory regimes often overlap, can vary on a state-by-state basis, and are growing increasingly strict. Changes in a single law can affect how we comply with others. Compliance with these existing and proposed laws and regulations can be costly and can delay or impede our ability to market and sell our products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, Twitter, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.
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
TPG Growth and J.A. Cosmetics Corp. have significant influence over our company, which could limit the ability of our other stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders.
Under our second amended and restated stockholders agreement (the “Stockholders Agreement”), TPG Growth has the right to designate up to three members of our board of directors so long as it holds at least 30% of the shares of our outstanding common stock, two members of our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one member of our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. TPG Growth’s designees currently comprise three of the eight members of our board of directors. In addition, as of December 31, 2017, TPG Growth held approximately 29% of our common stock, J.A. Cosmetics Corp. held approximately 10% of our common stock and TPG Growth may be deemed to beneficially own a majority of our common stock. Accordingly, TPG Growth and J.A. Cosmetics Corp. exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.
In addition, the Stockholders Agreement provides that for as long as TPG Growth owns or holds, directly or indirectly, at least 30% of our outstanding common stock, we must obtain the consent of TPG Growth before we or our subsidiaries are permitted to take any of the following actions:

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
Until such time TPG Growth and J.A. Cosmetics Corp. cease collectively to beneficially own more than 50% of the outstanding shares of common stock, TPG Growth has the ability to call a special stockholder meeting, and TPG Growth and J.A. Cosmetics Corp. have the ability to take stockholder action by written consent without calling a stockholder meeting.
Concentrated control of our outstanding shares by TPG Growth and J.A. Cosmetics Corp. limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. TPG Growth and J.A. Cosmetics Corp.’s combined voting control may also discourage or block transactions involving a change of control of our company, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price. For example, concentration of ownership by TPG Growth and J.A. Cosmetics Corp. could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.
In addition, our amended and restated certificate of incorporation provides that, until such time as TPG Growth and J.A. Cosmetics Corp. cease collectively to beneficially own more than 50% of the outstanding shares of common stock, we will not be subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits persons deemed to be interested stockholders from engaging in a business combination with a publicly-held Delaware corporation for three years following the date these persons become interested stockholders unless the business combination is, or the transaction in which the person became an interested stockholder was, approved in a prescribed manner or another prescribed exception applies. Generally, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15% or more of a corporation’s voting stock. Because we have elected to opt out of Section 203 of the DGCL until such time as TPG Growth and J.A. Cosmetics Corp. cease collectively to beneficially own more than 50% of the outstanding shares of common stock, generally any business combination transaction between our company and either TPG Growth or J.A. Cosmetics Corp. is not subject to the statutory protection otherwise afforded under Section 203 of the DGCL subject to prescribed exceptions.
Moreover, TPG Growth and J.A. Cosmetics Corp. are not prohibited from selling their shares of common stock to a third party and may do so without stockholder approval and without providing for a purchase of shares of common stock held by other stockholders. Accordingly, shares of our common stock may be worth less than they would be if TPG Growth and J.A. Cosmetics Corp. did not maintain significant influence over our company.
Our amended and restated certificate of incorporation contains provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to TPG Growth.
TPG Growth and its affiliates may engage in activities similar to our lines of business or have an interest in the same areas of corporate opportunities as we do. Our amended and restated certificate of incorporation provides that TPG Growth and its affiliates do not have any duty to refrain from (i) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us or (ii) doing business with any of our clients, customers or vendors. In the event that TPG Growth or any of its affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they have no duty to communicate or offer such corporate opportunity to us. Our amended and restated certificate of incorporation also provides that, to the fullest extent permitted by law, neither TPG Growth nor any of its affiliates will be liable to us, for breach of any fiduciary duty or otherwise, by reason of the fact that TPG Growth or any of its affiliates direct such corporate opportunity to another person, or otherwise does not communicate information regarding such corporate opportunity to us, and we have waived and renounced any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. In addition, any member of our board of directors designated by TPG Growth pursuant to the Stockholders Agreement may consider both the interests of TPG Growth and TPG Growth’s obligations under the Stockholders Agreement in exercising such board member’s powers, rights and duties as a director of our company. The Stockholders Agreement contains similar provisions with respect to corporate opportunities as the provisions in our amended and restated certificate of incorporation described above. These potential conflicts of interest could have a material adverse effect on our business, results of operations, financial condition and prospects if attractive business opportunities are allocated by TPG Growth to itself, its affiliates or third parties instead of to us.

We have incurred and will continue to incur increased costs and are subject to additional regulations and requirements as a result of becoming a newly public company, and our management is required to devote substantial time to new compliance matters.
As a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently adopted by the SEC and the New York Stock Exchange (the "NYSE") to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say-on-pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Even if an active trading market is sustained, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets often experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, changes in consumer preferences or beauty trends, announcements of new products or significant price reductions by our competitors, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about our industry, the level of success of releases of new products and the number of stores we open, close or convert in any period, and in response the market price of shares of our common stock could decrease significantly.
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
We had approximately 203.2 million shares of common stock authorized but unissued as of February 15, 2018. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by TPG Growth, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 15, 2018, we had a total of 46,757,524 shares of common stock outstanding.
The holders of up to 24,636,752 shares of our common stock, or approximately 53% of our outstanding common stock based on shares outstanding as of February 15, 2018, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth, J.A. Cosmetics Corp. and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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

•
these provisions prohibit stockholder action by written consent after such time as TPG Growth and J.A. Cosmetics Corp. cease collectively to beneficially own (directly or indirectly) more than 50% of the voting power of the outstanding shares of our common stock (the “Trigger Event”);

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
Item 1B. Unresolved staff comments.
None.
Item 2. Properties.
Our principal executive offices are located in Oakland, California. We also have offices located in New York, New York, Fairfield, New Jersey and Shanghai, China, and a distribution center located in Ontario, California. Our California, New York, New Jersey and China offices total an aggregate of approximately 34,733 square feet of commercial space, and approximately 212,668 square feet of commercial space for our distribution center.
In addition, we operated 17 e.l.f. stores in the New York metro area and four e.l.f. stores in Southern California as of December 31, 2017. All of our properties are leased. The leases expire at various times through 2028, subject to renewal options. We consider our properties to be generally in good condition and believe that our existing facilities are adequate to support our existing operations.
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
Market information for common stock
Our common stock began trading on the New York Stock Exchange under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	2017		2016
	High	Low	High	Low
First quarter	$31.10	$24.03	n/a	n/a
Second quarter	29.30	24.05	n/a	n/a
Third quarter(1)	27.31	18.84	$28.92	$23.73
Fourth quarter	23.85	18.52	32.54	25.00

(1)	The period reported for the third quarter of 2016 is from September 22, 2016 through September 30, 2016.
On February 15, 2018, the closing price for our common stock as reported by the New York Stock Exchange was $20.21.
Holders of record
As of February 15, 2018, the approximate number of common stockholders of record was 16. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
On June 7, 2016, our board of directors declared a special dividend to our preferred stockholders participating on an as-converted basis and our common stockholders in an amount equal to $1.79 per share of common stock (approximately $72.0 million in the aggregate). Holders of restricted common stock received a dividend of $4.1 million, which offset outstanding employee notes receivable. There were no dividends declared or paid during the year ended December 31, 2017.
Prior to this dividend, we had never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any additional cash dividends in the foreseeable future. In addition, our Credit Agreement (as defined in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of this Annual Report under the heading “Description of indebtedness”) limits our ability to pay dividends to our stockholders.
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
Set forth below is a graph comparing the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the period covering September 22, 2016, the first day of trading on the NYSE for our common stock, through the end of our fiscal year ended December 31, 2017. The graph assumes an investment of $100 made at the closing of trading on September 22, 2016 in (i) e.l.f. Beauty, Inc.’s common stock, (ii) the stocks comprising the S&P 500 Index and (iii) stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	9/22/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
e.l.f. Beauty, Inc. (ELF)	$100.00	$106.11	$109.21	$108.68	$102.68	$85.09	$84.19
S&P 500 Index (GSPC)	$100.00	$99.59	$102.83	$108.52	$111.31	$115.72	$122.80
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$100.23	$102.54	$111.21	$113.82	$114.78	$126.10
Recent sales of unregistered securities
None.
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

	Successor			Unaudited pro forma combined(1)	Successor	Predecessor
(dollars in thousands, except share and per share amounts)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Period from February 1, 2014 through December 31, 2014	Period from January 1, 2014 through January 31, 2014
Statement of operations data:
Net sales	$269,888	$229,567	$191,413	$144,944	$135,134	$9,810
Gross profit	164,725	132,235	100,329	67,496	61,450	4,772
Operating income	33,279	23,079	25,571	16,119	5,347	1,727
Other income (expense), net	(2,035)	3,016	(4,172)	(6,597)	(6,633)	36
Interest expense, net	(8,775)	(16,283)	(12,721)	(12,546)	(11,545)	(128)
Income (loss) before provision for income taxes	22,469	9,812	8,678	(3,024)	(12,831)	1,635
Income tax benefit (provision)	11,006	(4,499)	(4,321)	143	3,545	(542)
Net income (loss)	$33,475	$5,313	$4,357	$(2,881)	$(9,286)	$1,093

Net income (loss) per share - basic	$0.74	$(39.47)	$(1,559.81)	$(512.00)	$(709.35)	$1,093.00
Net income (loss) per share - diluted	$0.68	$(39.47)	$(1,559.81)	$(512.00)	$(709.35)	$1,087.56

Other data:
Depreciation and amortization	$14,521	$13,152	$10,289	$8,668	$7,944	$41
Capital expenditures	7,544	9,223	10,242	1,616	1,597	19

(1)
For the purpose of performing a comparison to the year ended December 31, 2015, we prepared unaudited pro forma combined supplemental financial information for the year ended December 31, 2014, which gives effect to the acquisition of 100% of the outstanding shares of capital stock of the Predecessor by the Successor (as defined in “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of this Annual Report under the heading “Recent transactions and basis of presentation”), as if it had occurred on January 1, 2014 (the “Unaudited Pro Forma Combined 2014 Period”). The Unaudited Pro Forma Combined 2014 Period is included in the table above being discussed herein for informational purposes only and does not reflect any operating efficiencies or potential cost savings that may result from the consolidation of operations. See “Management’s discussion and analysis of financial conditions and results of operations—Recent transactions and basis of presentation” for a description of the adjustments made in preparing the Unaudited Pro Forma Combined 2014 Period.

(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance sheet data:
Cash	$10,059	$15,295	$14,004	$4,668
Net working capital (2)	62,224	29,339	10,860	23,218
Property and equipment, net	18,037	17,151	9,854	2,125
Total assets	417,244	414,729	361,072	354,178
Capital leases	2,374	2,766	—	—
Debt, including current maturities (3)	153,974	162,061	144,919	148,424
Total liabilities	223,381	273,867	224,175	222,656
Convertible preferred stock	—	—	197,295	145,328
Total stockholders' equity (deficit)	193,863	140,862	(60,398)	(13,806)

(2)	Net working capital is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

(3)	Total bank debt, including current maturities, is net of $0.4 million, $0.6 million, $3.2 million and $4.3 million of debt issuance costs as of December 31, 2017, 2016, 2015 and 2014, respectively.

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
Overview
We are one of the fastest growing, most innovative beauty companies in the United States. Driven by our mission to make luxurious beauty accessible for all, we have challenged the traditional belief that quality cosmetics and skin care are only available at high prices in select channels. We are a true multi-channel brand with strength across e-commerce, national retailers and our e.l.f. stores. Our ability to engage our consumers across multiple touch points differentiates e.l.f. from traditional mass brands, which typically focus on one channel. We also leverage insights gained from each channel to drive performance across the business. e.l.f. offers high-quality, prestige-inspired beauty products at extraordinary value. Our price points encourage trial and experimentation, while our commitment to quality and a differentiated consumer engagement model engender loyalty among a passionate and vocal group of consumers.
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
We sell our products in national and international retailers (with international primarily serviced by distributors) and direct-to-consumer channels, which include e-commerce and e.l.f. stores. Our largest customers, Walmart and Target, accounted for 29% and 25%, respectively, of our net sales in 2017. National and international retailers comprised 87% of our net sales in 2017. The remaining 13% came from our direct-to-consumer channels, the majority of which was from e-commerce, with the balance from e.l.f. stores. We believe the combination of our affordable price points and on-trend, innovative product assortment encourages trial, offers a strong value proposition and appeals to a broad base of consumers. By combining our strong relationships with leading retailers with consumer engagement in our e.l.f. stores and through e-commerce, we are a true multi-channel brand.
The primary market for our products is the United States, which accounted for 90% of our net sales in 2017. The remaining 10% was attributable to international markets, including Canada, the United Kingdom and Mexico.

Components of our results of operations and trends affecting our business
Net sales
We develop, market and sell beauty products under the e.l.f. brand through national retailers, e-commerce and our e.l.f. stores. Our net sales are derived from sales of beauty products, net of provisions for sales discounts and allowances, product returns, markdowns and price adjustments.
Our growth in net sales is driven by a number of trends, including the broader economic environment, levels of consumer spending, and increasing awareness of and demand for our products. Within our existing national retailers, we are able to drive growth by growing space allocation and increasing sales per linear foot, supported by our continued innovation, including our ability to introduce new first-to-mass products in our existing categories and new products in adjacent categories. While we have distribution with a number of key retail accounts, we expect to continue to grow through increased penetration into additional stores within existing accounts as well as the addition of new retail customers and retail stores.
These factors have fueled our growth at a faster rate than the overall beauty industry. However, our results of operations and business face challenges and uncertainties, including our ability to introduce new products that will appeal to a broad consumer base, our ability to service demand, the ability of our major retail customers to drive traffic and keep products in stock, our ability to continue to grow our customer base and competitive threats from other beauty companies.
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
We have an extensive network of third-party manufacturers in China where we purchase substantially all of our finished goods. Over the past three years, we have worked to evolve our supply chain to increase capacity and technical capabilities while maintaining or reducing overall costs as a percentage of sales.
Historically, we have improved our gross margin largely through changes in our product mix, pricing, purchasing efficiencies and cost reductions in our supply chain, and expect to continue leveraging our innovation and sourcing capabilities in future periods. Other drivers of changes in gross margin include fluctuations in exchange rates, changes in customer mix, and changes in the balance of reserves for excess and obsolete inventory, among other things, which may offset the benefit of changes in pricing, product mix and cost reductions.
Selling, general and administrative
Our selling, general and administrative (“SG&A”) expenses primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and stock-based compensation, warehousing and distribution costs, depreciation of property and equipment, amortization of retail product displays and amortization of intangible assets. See “Critical accounting policies and estimates—Stock-based compensation” below for more detail regarding stock-based compensation.
In the near term, we expect SG&A expense to increase as we invest to support our growth initiatives, including investments in the e.l.f. brand and infrastructure as well as the expansion of our e.l.f. store and international footprints. Over time, we expect our SG&A expenses to grow at a slower rate than our net sales growth as we leverage our past investments, including those made in 2015 and 2016 to support the reporting and compliance requirements associated with being a public company.
Interest expense, net
Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 8 to the Notes to consolidated financial statements in Item 15 of this Annual Report.

Other income (expense)
Our purchases are largely in Chinese renminbi (“RMB”), and, as such, we are exposed to periodic fluctuations in that currency. While we do not have an active hedging program, we had a number of legacy exchange rate forward contracts that matured during the year ended December 31, 2016. We did not apply hedge accounting, and therefore the periodic impact of these legacy hedging activities was calculated on a mark-to-market basis. Other income (expense) is primarily a result of changes in the notional value of exchange rate forward contracts outstanding in prior periods, as well as fluctuations in the exchange rate in the RMB to the U.S. dollar.
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
On December 22, 2017, H.R.1, informally known as the Tax Cuts and Jobs Act (“Tax Legislation”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Legislation also imposes a one-time transition tax on previously deferred foreign earnings. For fiscal 2018, we have preliminarily analyzed the estimated impact of the Tax Legislation on our effective tax rate before discrete items (e.g., excess tax benefits or deficits related to stock-based compensation). Based on available information, we believe our effective tax rate before discrete items will be approximately 30%. This estimate depends on a variety of factors, including (i) our future results, (ii) forthcoming guidance expected to be issued by various regulatory bodies and other standard-setters and (iii) actions we may take as a result of the Tax Legislation.
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

					Unaudited
					pro forma
	Predecessor	Successor			combined
	Period from	Period from
	January 1, 2014	February 1, 2014
	through	through	Pro forma		Year ended
	January 31, 2014	December 31, 2014	adjustments		December 31, 2014
Net sales	$9,810	$135,134	$—		$144,944
Cost of sales	5,038	73,684	(1,274)	(a)	77,448
Gross profit	4,772	61,450	1,274		67,496
Selling, general, and administrative expenses	3,045	56,103	(7,771)	(b)(c)	51,377
Operating income	1,727	5,347	9,045		16,119
Other income (expense), net	36	(6,633)	—		(6,597)
Interest expense, net	(128)	(11,545)	(873)	(d)	(12,546)
Income (loss) before provision for income taxes	1,635	(12,831)	8,172		(3,024)
Income tax benefit (provision)	(542)	3,545	(2,860)	(e)	143
Net income (loss)	$1,093	$(9,286)	$5,312		$(2,881)

(a)	Represents the exclusion of $1.3 million in non-recurring charges recorded in cost of sales from the fair value step-up on inventory related to the Acquisition.
(b)	Represents $0.7 million in incremental amortization expense within SG&A related to intangible assets recorded at the time of the Acquisition.
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
Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the third or fourth quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth quarters, we are required to make investments in working capital during the second and third quarters of the fiscal year. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major customers as well as our expansion into new customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Year ended December 31,
	2017	2016	2015
Net sales	$269,888	$229,567	$191,413
Cost of sales	105,163	97,332	91,084
Gross profit	164,725	132,235	100,329
Selling, general, and administrative expenses	131,446	109,156	74,758
Operating income	33,279	23,079	25,571
Other income (expense), net	(2,035)	3,016	(4,172)
Interest expense, net	(8,775)	(16,283)	(12,721)
Income before provision for income taxes	22,469	9,812	8,678
Income tax benefit (provision)	11,006	(4,499)	(4,321)
Net income	$33,475	$5,313	$4,357
Comprehensive income	$33,475	$5,313	$4,357

	Year ended December 31,
(percentage of net sales)	2017	2016	2015
Net sales	100%	100%	100%
Cost of sales	39%	42%	48%
Gross margin	61%	58%	52%
Selling, general, and administrative expenses	49%	48%	39%
Operating income	12%	10%	13%
Other income (expense), net	(1)%	1%	(2)%
Interest expense, net	(3)%	(7)%	(7)%
Income before provision for income taxes	8%	4%	5%
Income tax benefit (provision)	4%	(2)%	(2)%
Net income	12%	2%	2%
Comprehensive income	12%	2%	2%
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
Net sales
Net sales increased $40.3 million, or 18%, to $269.9 million in the year ended December 31, 2017, from $229.6 million in the year ended December 31, 2016. The increase was primarily driven by growth in leading national retailers due to increases in shelf space, distribution in new accounts, and the continued expansion of our direct channels.
Gross profit
Gross profit increased $32.5 million, or 25%, to $164.7 million in the year ended December 31, 2017, compared to $132.2 million in the year ended December 31, 2016. Increased volume accounted for $23.2 million of the increase in gross profit, with the remaining $9.3 million attributable to margin accretive innovation, coupled with improvements in customer terms, freight costs and foreign exchange movements. Gross margin expanded to 61% from 58% in the year ended December 31, 2017, primarily as a result of margin accretive innovation, coupled with improvements in customer terms, freight costs and foreign exchange rate movements, partially offset by customer mix and an increase in the Company's inventory reserve.
Selling, general and administrative expenses
SG&A expenses were $131.4 million in the year ended December 31, 2017, an increase of $22.3 million, or 20%, from $109.2 million in the year ended December 31, 2016. SG&A expenses as a percentage of net sales increased to 49% for the year ended December 31, 2017 from 48% in the year ended December 31, 2016. The increase was primarily a result of higher investments in sales and marketing, an increase in stock-based compensation expense, expenses related to the operations of additional e.l.f. stores, and higher information technology costs to support infrastructure improvements and business capabilities. These were partially offset by costs related to the move of our warehouse and distribution facility from New Jersey to California in 2016 that were not repeated in the current year.
Other income (expense), net
Other income (expense) changed $5.1 million to expense of $2.0 million in the year ended December 31, 2017 from income of $3.0 million in the year ended December 31, 2016. The change was primarily related to the movement in the RMB and the impact of legacy exchange rate forward contracts in the year ended December 31, 2016.
Interest expense, net
Interest expense decreased $7.5 million, or 46%, to $8.8 million in the year ended December 31, 2017, compared to $16.3 million in the year ended December 31, 2016. This decrease was due to the paydown of a portion of our debt with proceeds from our initial public offering in September 2016, as well as the refinancing of our Credit Agreement in December 2016, and subsequent amendment in August 2017, resulting in lower interest rates.
Income taxes
The provision for income taxes decreased from an expense of $4.5 million, or an effective tax rate of 46%, for the year ended December 31, 2016 to a benefit of $11.0 million, or an effective tax rate of (49)%, for the year ended December 31, 2017. The change in the provision for income taxes was driven primarily by a tax benefit of $11.6 million related to the re-measurement of U.S. deferred tax liabilities at the lower enacted corporate tax rate and a $7.2 million benefit generated by stock option exercises and vesting of restricted stock. The benefit for income taxes was partially offset by an increase in pretax net income of $12.7 million.
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

Interest expense, net
Interest expense increased $3.6 million, or 28%, to $16.3 million in the year ended December 31, 2016, compared to $12.7 million in the year ended December 31, 2015. The increase was primarily due to incremental borrowings under our Term Loan Facility (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report under the heading “Description of indebtedness”) related to the June 2016 dividend recapitalization transaction, a prepayment penalty and the write-off of unamortized deferred financing fees associated with the paydown of our Second Lien Term Loan (as defined in Note 8 to the Notes to consolidated financial statements in Item 15 of this Annual Report) in conjunction with our initial public offering, and debt extinguishment costs associated with the refinancing of our Credit Agreement in December 2016. This was partially offset by a reduction in interest expense driven by the paydown of our Second Lien Term Loan.
Income taxes
The provision for income taxes increased to $4.5 million, or an effective tax rate of 46%, for the year ended December 31, 2016 from $4.3 million, or an effective tax rate of 50%, for the year ended December 31, 2015. The change was driven primarily by a $1.1 million increase in pre-tax net income from $8.7 million to $9.8 million, as well as certain discrete items including a benefit from income taxes generated by stock option exercises of $1.6 million and additional tax expense related to deferred tax rate changes of $1.8 million.
Financial condition, liquidity and capital resources
Overview
As of December 31, 2017, we held $10.1 million of cash and cash equivalents. In addition, as of December 31, 2017, we had borrowing capacity of $49.5 million under our Revolving Credit Facility.
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, expansion into new national retailer doors and expansion of our e.l.f. store base. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion into new retail stores and the general seasonality of our business. As of December 31, 2017, we had working capital, excluding cash, of $62.2 million, compared to $29.3 million as of December 31, 2016. Working capital, excluding cash and debt, was $70.9 million and $38.0 million as of December 31, 2017 and December 31, 2016, respectively.
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

Cash flows

	Year ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$12,378	$2,120	$24,519
Investing activities	(10,419)	(9,139)	(10,242)
Financing activities	(7,195)	8,310	(4,941)
Net increase (decrease) in cash:	$(5,236)	$1,291	$9,336
Cash provided by operating activities
For the year ended December 31, 2017, net cash provided by operating activities was $12.4 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $50.6 million offset by a $25.5 million decrease in accounts payable and accrued expenses primarily due to payments for inventory ordered at the end of fiscal year 2016 and an $11.2 million increase in prepaid expenses and other assets primarily due to investment in retail product displays.
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
Cash used in investing activities
For the year ended December 31, 2017, net cash used in investing activities was $10.4 million, compared to $9.1 million for the year ended December 31, 2016. The increase was driven primarily by an investment in a social media analytics company in the second quarter of 2017, partially offset by lower purchases of property and equipment.
For the year ended December 31, 2016, net cash used in investing activities was $9.1 million, consisting primarily of purchases of property and equipment related to the build-out of new e.l.f. stores that opened in 2016, as well as fixtures to support new distribution at national retailers.
For the year ended December 31, 2015, net cash used in investing activities was $10.2 million, consisting primarily of purchases of property and equipment to support the continued scaling of our business infrastructure.
Cash provided by (used in) financing activities
For the year ended December 31, 2017, net cash used in financing activities was $7.2 million, primarily driven by $8.3 million in mandatory principal payments under our Term Loan Facility (as defined under the heading “Description of indebtedness”). This was partially offset by $2.0 million of proceeds from the exercise of options to purchase common stock.
For the year ended December 31, 2016, net cash provided by financing activities was $8.3 million, primarily driven by $64.1 million of proceeds from the issuance of common stock, including from our initial public offering, and proceeds of $21.2 million from the issuance of additional debt, net of repayments on both our 2014 Term Loan Facility (as defined in Note 8 to the Notes to consolidated financial statements in Item 15 of this Annual Report) and Second Lien Credit Facility, which was repaid in full. This was partially offset by a $68.0 million cash dividend paid to stockholders and $7.7 million of net repayments under our 2014 Revolving Credit Facility (as defined in Note 8 to the Notes to consolidated financial statements in Item 15 of this Annual Report).

For the year ended December 31, 2015, net cash used in financing activities was $4.9 million, primarily driven by net repayments under our 2014 Revolving Credit Facility and our 2014 Term Loan Facility.
Description of indebtedness
Senior secured credit agreement, as amended
On December 23, 2016, we entered into a new five-year, $200.0 million Senior Secured Credit Agreement (the "Credit Agreement") with a syndicate consisting of several large financial institutions. The Credit Agreement was amended on August 25, 2017 (the "Amendment"), increasing the aggregate commitments to $215.0 million. The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”).
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of December 31, 2017 was $49.5 million.
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
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% (amended from 2.00% to 3.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% (amended from 1.00% to 2.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio. The interest rate as of December 31, 2017 for the Term Loan was approximately 4.00%.
In December 2016, we incurred costs directly related to the Credit Agreement of $2.3 million, consisting primarily of lender fees of $2.1 million and third-party fees of $0.2 million. These fees were allocated between the Revolving Credit Facility and the Term Loan Facility, with the portion attributable to the Term Loan Facility recorded as a reduction of the carrying amount of the debt and the portion attributable to the Revolving Credit Facility recorded as a noncurrent asset.
In August 2017, we paid approximately $0.5 million in fees related to the Amendment, none of which were capitalized as the amendment was treated as a modification of the original credit facility.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2017 and December 31, 2016, we were in compliance with all financial covenants.

Contractual obligations and commitments
The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt(1)	$156,751	$8,250	$34,651	$113,850	$—
Interest on bank debt(2)	25,990	6,340	16,694	2,956	—
Operating lease obligations	31,750	5,271	13,622	5,690	7,167
Capital lease obligations(3)	2,797	528	1,452	817	—
Total contractual obligations(4)	$217,288	$20,389	$66,419	$123,313	$7,167

(1)	Long-term debt payments include scheduled principal payments only.

(2)	Assumes an annual interest rate of 4.00% on the Credit Agreement over the term of the loan.

(3)	Includes a $0.3 million residual value guarantee.

(4)	We have excluded our liability for uncertain tax positions from the table above because we are unable to make a reasonably reliable estimate of the timing of payments.
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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment, retail product displays, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We recorded an impairment charge of $0.2 million in the year ended December 31, 2017. There were no impairment charges recorded on long-lived assets during the years ended December 31, 2016 or 2015.

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
The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We are also permitted to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is more likely than not that the carrying value of the reporting unit is less than its fair value, then a quantitative assessment may be required. We have identified a single reporting unit for purposes of impairment testing.
We have selected October 1 as the date on which to perform our annual impairment tests. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill or indefinite-lived intangible assets has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the years ended December 31, 2017, 2016 or 2015.
Stock-based compensation
Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for all awards that vest. We estimate the fair value of employee stock-based payment awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. We estimate the fair value of employee stock-based payment awards subject to market conditions on the date of grant using a Monte Carlo simulation model.
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
The expected stock price volatility for common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience and the vesting period and contractual term of the awards.
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
Interest rate risk
We are exposed to changes in interest rates because the indebtedness incurred under our Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our Senior Secured Credit Facility; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2017, we had variable rate debt of $154.4 million under our Credit Agreement. A hypothetical interest rate increase of 1% would result in an approximately $1.5 million increase in interest expense on an annualized basis.
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
Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB, our cost of sales and net income would be adversely affected by approximately $11.1 million, although the actual effects may differ materially from the hypothetical analysis.

Item 8. Financial statements and supplementary data.
The following consolidated financial statements are incorporated by reference herein:
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.
None.
Item 9A. Controls and procedures.
Evaluation of disclosure controls and procedures
As of December 31, 2017, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
In addition, because we are an “emerging growth company” as defined under the terms of the JOBS Act of 2012, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.
None.

PART III
Item 10. Directors, executive officers and corporate governance.
The information required by this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”).
Item 11. Executive compensation.
The information required by this Item 11 is incorporated by reference to our Proxy Statement.
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
The information required by this Item 14 is incorporated by reference to our Proxy Statement.

PART IV
Item 15. Exhibits, financial statement schedules.
(a) The following documents are filed as part of this Annual Report:
1.Consolidated financial statements:
Reference is made to the Index to Consolidated Financial Statements on page 63 hereof, which is incorporated by reference herein.
2.Financial statement schedules:
All schedules are omitted because the required information is either not present, not present in material amounts or presented within our consolidated financial statements and notes thereto beginning on page 63 hereof and are incorporated herein by reference.
3.Exhibits

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated January 31, 2014, by and among e.l.f. Beauty, Inc. and certain stockholders party thereto.		S-1	4.2	333-213333	8/26/2016

4.3	Second Amended and Restated Stockholders Agreement, dated as of March 3, 2017, by and among e.l.f. Beauty, Inc., TPG elf Holdings, L.P. and certain equityholders party thereto.		8-K	10.1	001-37873	3/3/2017

4.4	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

10.1	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.2	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.3	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.4	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.5	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

10.6	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., JA 139 Fulton Street Corp., JA 741 Retail Corp., JA Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.7	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., JA 139 Fulton Street Corp., JA 741 Retail Corp., JA Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/28/2017

10.8(a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.12	333-213333	8/26/2016

10.8(b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.		10-K	10.7(b)	001-3783	3/15/2017

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.9#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.13	333-213333	8/26/2016

10.10#	2014 Phantom Equity Plan of e.l.f. Beauty, Inc.		S-1	10.14	333-213333	8/26/2016

10.11#	Amendment to 2014 Phantom Equity Plan of e.l.f. Beauty, Inc., dated as of September 5, 2016.		S-1/A	10.28	333-213333	9/12/2016

10.12#	Form of phantom shares award agreement used under the 2014 Phantom Equity Plan of e.l.f. Beauty, Inc.		S-1	10.15	333-213333	8/26/2016

10.13(a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.16	333-213333	9/12/2016

10.13(b)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.17	333-213333	9/12/2016

10.13(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.27	333-213333	9/12/2016

10.13(d)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-3783	3/15/2017

10.13(e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.12(e)	001-3783	3/15/2017

10.14#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

10.15#	Employment Agreement, dated as of January 31, 2014, by and among Tarang Amin, e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.19	333-213333	8/26/2016

10.16#	Employment Agreement, dated as of August 13, 2015, by and among John Bailey, e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.20	333-213333	8/26/2016

10.17#	Employment Agreement, dated as of January 31, 2014, by and among Scott Milsten, e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.21	333-213333	8/26/2016

10.18#	Employment Agreement, dated as of February 2, 2014, by and among Richard Baruch, Jr., e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.22	333-213333	8/26/2016

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.19#	Second Amended and Restated Employment Agreement, dated as of December 5, 2016, by and among Erin Daley, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.19	001-37873	3/15/17

10.20#	Employment Agreement, dated as of July 8, 2016, by and between Jonathan T. Fieldman, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		S-1	10.24	333-213333	8/26/2016

10.21#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.22#	Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		S-1/A	10.26	333-213333	9/12/2016

21.1	List of Significant Subsidiaries of e.l.f. Beauty, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

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

e.l.f. Beauty, Inc.

March 1, 2018	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman and Chief Executive Officer

March 1, 2018	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer

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

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018
Tarang P. Amin

/s/ John P. Bailey	President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
John P. Bailey

/s/ Lauren Cooks Levitan	Director	February 24, 2018
Lauren Cooks Levitan

/s/ William E. McGlashan, Jr.	Director	February 28, 2018
William E. McGlashan, Jr.

/s/ Kirk L. Perry	Director	February 26, 2018
Kirk L. Perry

/s/ Beth M. Pritchard	Director	February 24, 2018
Beth M. Pritchard

/s/ Sabrina L. Simmons	Director	February 28, 2018
Sabrina L. Simmons

/s/ Maureen C. Watson	Director	February 25, 2018
Maureen C. Watson

/s/ Richard G. Wolford	Director	February 24, 2018
Richard G. Wolford

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm	60

Consolidated balance sheets as of December 31, 2017 and December 31, 2016	61

Consolidated statements of operations and comprehensive income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	62

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for years ended December 31, 2017, December 31, 2016 and December 31, 2015	63

Consolidated statements of cash flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	64

Notes to consolidated financial statements	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of e.l.f. Beauty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2018

We have served as the Company's auditor since 2014.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated balance sheets
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$10,059	$15,295
Accounts receivable, net	44,634	37,825
Inventory, net	62,679	69,397
Prepaid expenses and other current assets	6,272	2,387
Total current assets	123,644	124,904
Property and equipment, net	18,037	17,151
Intangible assets, net	105,882	113,003
Goodwill	157,264	157,264
Investments	2,875	—
Other assets	9,542	2,407
Total assets	$417,244	$414,729

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,646	$8,650
Accounts payable	26,776	37,944
Accrued expenses and other current liabilities	15,939	33,676
Total current liabilities	51,361	80,270
Long-term debt and capital lease obligations	147,702	156,177
Deferred tax liabilities	21,341	34,212
Other long-term liabilities	2,977	3,208
Total liabilities	223,381	273,867

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 46,617,830 and 45,276,137 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	463	438
Additional paid-in capital	720,372	700,871
Accumulated deficit	(526,972)	(560,447)
Total stockholders' equity	193,863	140,862
Total liabilities and stockholders' equity	$417,244	$414,729
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income
(in thousands, except share and per share data)

	Year ended December 31,
	2017	2016	2015
Net sales	$269,888	$229,567	$191,413
Cost of sales	105,163	97,332	91,084
Gross profit	164,725	132,235	100,329
Selling, general, and administrative expenses	131,446	109,156	74,758
Operating income	33,279	23,079	25,571
Other income (expense), net	(2,035)	3,016	(4,172)
Interest expense, net	(8,775)	(16,283)	(12,721)
Income before provision for income taxes	22,469	9,812	8,678
Income tax benefit (provision)	11,006	(4,499)	(4,321)
Net income	$33,475	$5,313	$4,357
Comprehensive income	$33,475	$5,313	$4,357
Net income (loss) per share:
Basic	$0.74	$(39.47)	$(1,559.81)
Diluted	$0.68	$(39.47)	$(1,559.81)
Weighted average shares outstanding:
Basic	45,358,452	12,606,529	30,523
Diluted	49,374,758	12,606,529	30,523
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)
(in thousands, except share data)

	Convertible preferred stock		Common stock		Employee note receivable	Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	135,041	$145,328	27,593	$—	$—	$5,767	$(19,573)	$(13,806)
Net income	—	—	—	—	—	—	4,357	4,357
Convertible preferred stock accretion	—	51,967	—	—	—	—	(51,967)	(51,967)
Compensation expense paid to seller	—	—	—	—	—	489	—	489
Stock-based compensation	—	—	—	—	—	503	—	503
Exercise of stock options	—	—	6,900	—	—	25	—	25
Balance as of December 31, 2015	135,041	197,295	34,493	—	—	6,785	(67,183)	(60,398)
Net income	—	—	—	—	—	—	5,313	5,313
Stock-based compensation	—	—	—	—	—	7,149	—	7,149
Dividend paid	—	—	—	—	—	(9,801)	(62,259)	(72,060)
Issuance of employee note receivable	—	—	—	—	(11,932)	—	—	(11,932)
Accrued interest on employee note receivable	—	—	—	—	(39)	39	—	—
Repayment of employee note receivable	—	—	—	—	11,971	—	—	11,971
Convertible preferred stock accretion	—	436,317	—	—	—	—	(436,317)	(436,317)
Conversion of preferred stock	(135,041)	(633,612)	37,271,375	372	—	633,240	—	633,612
Issuance of common stock upon initial public offering	—	—	4,000,000	40	—	63,200	—	63,240
Vesting of early exercised stock options	—	—	2,169,003	22	—	7,837	—	7,859
Exercise of stock options	—	—	278,440	3	—	828	—	831
Deferred offering costs	—	—	—	—	—	(8,406)	—	(8,406)
Balance as of December 31, 2016	—	—	43,753,311	438	—	700,871	(560,447)	140,862
Net income	—	—	—	—	—	—	33,475	33,475
Stock-based compensation	—	—	—	—	—	13,474	—	13,474
Vesting of early exercised stock options	—	—	1,522,826	15	—	4,059	—	4,074
Exercise of stock options	—	—	1,039,493	10	—	1,968	—	1,978
Balance as of December 31, 2017	—	$—	46,315,630	$463	$—	$720,372	$(526,972)	$193,863
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of cash flows
(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$33,475	$5,313	$4,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,521	13,152	10,289
Stock-based compensation expense	13,474	7,149	503
Amortization of debt issuance costs and discount on debt	810	1,281	1,070
Deferred income taxes	(13,434)	(7,575)	(3,933)
Debt prepayment penalty	—	2,736	—
Loss on disposal of fixed assets	536	260	571
Loss/(gain) on foreign currency forward contracts	—	(10,702)	4,741
Other, net	1,192	(13)	512
Changes in operating assets and liabilities:
Accounts receivable	(8,001)	(15,392)	4,448
Inventories	6,718	(37,994)	(2,147)
Prepaid expenses and other assets	(11,200)	(635)	943
Accounts payable and accrued expenses	(25,483)	43,144	3,532
Other liabilities	(230)	1,396	(367)
Net cash provided by operating activities	12,378	2,120	24,519
Cash flows from investing activities:
Purchase of property and equipment	(7,544)	(9,223)	(10,142)
Investment in equity securities	(2,875)	—	—
Other, net	—	84	(100)
Net cash used in investing activities	(10,419)	(9,139)	(10,242)
Cash flows from financing activities:
Proceeds from revolving line of credit	25,900	5,500	27,150
Repayment of revolving line of credit	(25,900)	(13,200)	(29,100)
Proceeds from long term debt	—	172,749	—
Repayment of long term debt	(8,250)	(151,540)	(2,625)
Debt issuance costs paid	(519)	(704)	—
Cash received from issuance of common stock	1,978	64,071	25
Proceeds from repayment of employee note receivable	—	7,912	—
Deferred offering costs paid	—	(7,821)	(391)
Dividend paid	—	(68,000)	—
Other, net	(404)	(657)	—
Net cash provided by (used in) financing activities	(7,195)	8,310	(4,941)

Net increase (decrease) in cash	(5,236)	1,291	9,336
Cash - beginning of period	15,295	14,004	4,668
Cash - end of period	$10,059	$15,295	$14,004

	Year ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,162	$12,170	$11,617
Cash paid for income taxes, net of refunds	5,673	8,466	7,790
Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred stock to maximum redemption value	—	436,317	51,967
Deferred offering costs included in accounts payable and accrued expenses	—	193	829
Property and equipment acquired under capital leases	10	3,000	—
Property and equipment purchases included in accounts payable and accrued expenses	1,143	491	200
Vesting of shares related to early exercise of common stock options	4,074	7,859	—
Note receivable issued to finance early exercise of common stock	—	(11,971)	—
Net repayment of note receivable with dividend proceeds	—	4,060	—
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1—Nature of operations
e.l.f. Beauty, Inc. and subsidiaries (the “Company,” “we,” “us,” “its” and “our”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. In April 2016, the Company changed its name to e.l.f. Beauty, Inc. The Company and its subsidiaries conduct business under the name e.l.f. Cosmetics, and offer high-quality, prestige-inspired beauty products for eyes, lips and face to consumers through its retail customers, e.l.f. stores and e-commerce channels.
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
Accounts receivable
Trade receivables consist of uncollateralized, non-interest bearing customer obligations from transactions with retail customers, reduced by an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The allowance is based on the evaluation and aging of past due balances, specific exposures, historical trends and economic conditions. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. The Company recorded an allowance for doubtful accounts of $0.1 million for the years ended December 31, 2017 and 2016. The Company recorded a sales allowance of $8.5 million and $11.9 million as of December 31, 2017 and 2016, respectively, which is also

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

presented as a reduction to accounts receivable. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.
Concentrations of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, foreign currency forward contracts prior to maturity in 2016 and trade receivables. Although the Company deposits its cash with creditworthy financial institutions, its deposits, at times, may exceed federally insured limits. To date, the Company has not experienced any losses on its cash deposits. The Company performs credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the short duration of customer payment terms and the pedigree of the customer base.
During the year ended December 31, 2017 and 2016, two customers individually accounted for greater than 10% of the Company’s revenue. During the year ended December 31, 2015, three customers individually accounted for greater than 10% of the Company’s net sales, as disclosed below:

	Year ended December 31,
	2017	2016	2015
Customer A	25%	28%	28%
Customer B	29%	30%	23%
Customer C	*	*	10%
 *    Customer comprised less than 10% of net sales in the period.
Three customers individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods presented:

	December 31, 2017	December 31, 2016
Customer A	29%	42%
Customer B	17%	23%
Customer C	17%	*
 *    Customer comprised less than 10% of accounts receivable in the period.
Inventory
Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. The Company also records a reserve for excess and obsolete inventory, which represents the excess of the cost of the inventory over its estimated market value. This reserve is based upon an assessment of historical trends, current market conditions and forecasted product demand. The Company recorded a reserve for excess and obsolete inventory, which is presented as a reduction to inventory, of $1.5 million and $0.1 million as of December 31, 2017 and 2016, respectively.
Property and equipment
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Repairs and maintenance expenditures are expensed as incurred.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Useful lives by major asset class are as follows:

Estimated useful lives
Machinery, equipment and software	3-5 years
Leasehold improvements	5 years
Furniture and fixtures	2-5 years
Store fixtures	2-3 years
Included in other assets as of December 31, 2017 are retail product displays of $5.8 million that are generally amortized over a period of three years. Amortization expense for retail product displays was $0.6 million for the year ended December 31, 2017.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. The Company recorded an impairment charge of $0.2 million in the year ended December 31, 2017. There were no impairment charges recorded in the years ended December 31, 2016 or 2015.
Goodwill and intangible assets
Goodwill represents the excess purchase price for the Acquisition over the fair value of the net assets acquired. As part of the Acquisition, the Company also acquired finite-lived intangible assets (customer relationships and favorable leases) and an indefinite-lived intangible asset (trademark).
Goodwill is not amortized but rather is reviewed annually for impairment, at the reporting unit level, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. When testing goodwill for impairment, the Company first performs an assessment of qualitative factors. If qualitative factors indicate that it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount, the Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded. We have identified a single reporting unit for purposes of impairment testing.
Indefinite-lived intangible assets are not amortized but rather are tested for impairment annually, and impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. We evaluate our indefinite-lived intangible asset to determine whether current events and circumstances continue to support an indefinite useful life. Amortization of intangible assets with finite useful lives is computed on a straight-line basis over periods of 3 years to 10 years. The determination of the estimated period of benefit is dependent upon the use and underlying characteristics of the intangible asset. The Company evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value of an intangible asset is not recoverable, impairment loss is measured as the amount by which the carrying value exceeds its estimated fair value.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these items. The carrying amounts of bank debt approximate their fair values as the stated interest rates approximate market rates currently available to the Company for loans with similar terms. See Note 7—Fair value of financial instruments.
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
During the years ended December 31, 2017, 2016 and 2015, net sales in the United States and outside of the United States were as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
U.S.	$243,299	$210,236	$178,817
International	26,589	19,331	12,596
Total net sales	$269,888	$229,567	$191,413
As of December 31, 2017 and 2016, the Company had property and equipment in the United States and outside of the United States as follows (in thousands):

	December 31, 2017	December 31, 2016
U.S.	$17,834	$16,757
International	203	394
Total property and equipment, net	$18,037	$17,151
Revenue recognition
Revenue consists of sales of beauty products through retail customers, e.l.f. stores and e-commerce channels. Sales are recognized when persuasive evidence of an arrangement exists, the product has shipped, title has passed, all risks and rewards of ownership have transferred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have occurred at the time the title and risk of loss passes to the customer.
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
A reconciliation of the beginning and ending amounts of sales allowances for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Balance as of December 31, 2014	$1,965
Charges	13,903
Deductions	(12,002)
Balance as of December 31, 2015	3,866
Charges	24,427
Deductions	(16,366)
Balance as of December 31, 2016	11,927
Charges	25,680
Deductions	(29,149)
Balance as of December 31, 2017	$8,458
In the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.7 million, $1.4 million and $3.6 million respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $21.2 million, $20.4 million and $12.6 million in the years ended December 31, 2017, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

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
The Company estimates the fair value of employee stock-based payment awards subject to market conditions using a Monte Carlo simulation model. Compensation expense for employee stock-based awards whose vesting is subject to the fulfillment of both a market condition and the occurrence of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable.
Forfeitures were previously estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company early adopted ASU 2016-09 and beginning January 1, 2016, accounts for forfeitures as they occur. The impact of adoption was not material.
Advertising costs
Advertising costs, including promotions and print, are expensed as incurred or distributed. Advertising costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations and amounted to approximately and $8.1 million, $5.6 million, $3.9 million in the years ended December 31, 2017, 2016 and 2015, respectively.
Net income (loss) per share
Basic net income (loss) per share is computed using net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the dilutive effects of stock options and restricted stock outstanding during the period, to the extent such securities would not be anti-dilutive, and is determined using the treasury stock method.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Recent accounting pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company’s financial statements:

Standard	Description	Date of expected adoption/adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The new standard will replace all existing revenue recognition standards including industry-specific guidance and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

January 1, 2018
The Company expects the standard to impact the methods used to reserve for discounts, refunds and other customer incentives, which will impact the timing of revenue recognition.

The Company is currently finalizing its assessment of the possible impacts of the adoption of this standard, but expects to apply the modified retrospective method of adoption and to recognize a cumulative effect adjustment to beginning retained earnings in fiscal 2018. The Company expects this adjustment to be immaterial, as the timing of recognition of sales allowances is expected to be similar under the new standard as of December 31, 2017.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Standard	Description	Date of expected adoption/adoption	Effect on the financial statements or other significant matters
ASU 2016‐01, Recognition and Measurement of Financial Assets and Financial Liabilities
The standard amends accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The standard also amends certain disclosure requirements associated with the fair value of financial instruments.
January 1, 2018
The Company expects the standard to impact the methods used to assess and identify impairment of its investments. Additionally, the standard eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments that are measured at amortized cost on the balance sheet.

The Company does not expect a material change in the carrying value of its investment upon adoption in the first quarter of 2018.

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
		January 1, 2019	The Company is currently evaluating the effect of the standard on its financial statements and related disclosures and expects the standard to result in a material increase to assets and liabilities.

Note 3—Investment in equity securities
On April 14, 2017, the Company entered into an agreement to make a minority equity investment in a social media analytics company (“Investee”). Pursuant to this agreement, the Company invested $2.9 million and received 4.7 million shares of preferred stock, or approximately 15.0% of the total outstanding voting securities of the Investee. The Company’s investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The fair value of the shares of preferred stock of Investee, which is not publicly traded, is not readily determinable. There were no observable price changes or impairment indicators identified during the year ended December 31, 2017.

Note 4—Goodwill and other intangible assets
Information regarding the Company’s goodwill and intangible assets as of December 31, 2017 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(26,947)	$41,853
Customer relationships – e-commerce	3 years	3,900	(3,875)	25
Favorable leases, net	Varies	580	(376)	204
Total finite-lived intangibles		73,280	(31,198)	42,082
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(31,198)	$263,146

Information regarding the Company’s goodwill and intangible assets as of December 31, 2016 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(20,067)	$48,733
Customer relationships – e-commerce	3 years	3,900	(3,736)	164
Favorable leases, net	Varies	580	(274)	306
Total finite-lived intangibles		73,280	(24,077)	49,203
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(24,077)	$270,267
The Company has not recognized any impairment charges on its goodwill or intangible assets. Amortization expense on the finite-lived intangible assets amounted to $7.1 million, $8.3 million and $8.2 million in the years ended December 31, 2017, 2016 and 2015, respectively.
The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of December 31, 2017, is as follows (in thousands):

Year ending December 31,
2018	$7,007
2019	6,982
2020	6,880
2021	6,880
2022	6,880
Thereafter	7,453
Total	$42,082

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 5—Property and equipment
Property and equipment as of December 31, 2017 and 2016 consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Machinery, equipment and software	$6,733	$3,956
Leasehold improvements	8,673	7,620
Furniture and fixtures	2,827	2,771
Store fixtures	10,896	8,921
Property and equipment, gross	29,129	23,268
Less: Accumulated depreciation and amortization	(11,092)	(6,117)
Property and equipment, net	$18,037	$17,151
Depreciation and amortization expense on property and equipment was $6.8 million, $4.9 million and $2.0 million in the years ended December 31, 2017, 2016 and 2015, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2017 and 2016 consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued expenses	$9,422	$9,537
Other current liabilities	1,894	9,249
Accrued compensation	3,998	7,111
Early exercised option deposit liability	—	4,074
Income taxes payable	625	3,705
Accrued expenses and other current liabilities	$15,939	$33,676
Note 7—Fair value of financial instruments
The fair value of financial instruments are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3—Inputs that are unobservable (for example, cash flow modeling inputs based on management’s assumptions)
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of December 31, 2017 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	156,792	—	156,792	—
Total financial liabilities	$156,792	$—	$156,792	$—

(1)
Of this amount, $8,646 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of December 31, 2016 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	165,393	—	165,393	—
Total financial liabilities	$165,393	$—	$165,393	$—

(1)
Of this amount, $8,650 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 2 for any of the periods presented.
Note 8—Debt
The following summarizes the recent significant transactions impacting the Company’s indebtedness:

•
On January 31, 2014, the Company entered into the 2014 Senior Secured Credit Facility, which consisted of a $20.0 million revolving line of credit and a $105.0 million term loan. Also on January 31, 2014, the Company entered into the $40.0 million Second Lien Term Loan.

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

•
On December 23, 2016, the Company refinanced its outstanding obligations under the 2014 Senior Secured Credit Facility, entering into a new 5-year, $200.0 million senior secured credit agreement (the “Credit Agreement”), as further described below.

•
On August 25, 2017, the Company entered into a First Amendment to Credit Agreement (the “Amendment”), to increase the total availability under the revolving line of credit to $50.0 million. The Amendment also amended the Credit Agreement to lower the interest rates and extend the maturity date to August 25, 2022 for both the Revolving Credit Facility and the Term Loan Facility.

The Company’s outstanding debt as of December 31, 2017 and 2016 consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Debt:
Term loan	$154,418	$162,627
Capital lease obligations	2,374	2,766
Total debt	156,792	165,393
Less: debt issuance costs	(444)	(566)
Total debt, net of issuance costs	156,348	164,827
Less: current portion	(8,646)	(8,650)
Long-term portion of debt	$147,702	$156,177
Senior secured credit agreement, as amended
On December 23, 2016, the Company entered into a new five-year, $200.0 million Senior Secured Credit Agreement (the "Credit Agreement") with a syndicate consisting of several large financial institutions. The Credit Agreement was amended on August 25, 2017 (the "Amendment"), increasing the aggregate commitments to $215.0 million. The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”).
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on the Company’s consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of December 31, 2017 was $49.5 million.
The Term Loan Facility maturity date is also August 25, 2022, and is collateralized by substantially all of the Company’s assets. Amortization installment payments on the Term Loan Facility are required to be made in quarterly

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

installments of (i) $2,062,500 for fiscal quarters ending September 30, 2017 through June 30, 2019, (ii) $2,475,000 for fiscal quarters ending September 30, 2019 through June 30, 2020, (iii) $3,093,750 for fiscal quarters ending September 30, 2020 through June 30, 2021 and (iv) $4,125,000 for fiscal quarters ending September 30, 2021 through June 30, 2022. The remaining Term Loan Facility balance is due upon the maturity date. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments when there is (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within twelve months, or (iii) issuance of additional debt.
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at the Company’s option, at either a rate per annum equal to either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% (amended from 2.00% to 3.50% as previously set forth in the Credit Agreement) based on the Company’s consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.75% (amended from 1.00% to 2.50% as previously set forth in the Credit Agreement) based on the Company’s consolidated total net leverage ratio. The interest rate as of December 31, 2017 for the Term Loan was approximately 4.00%.
In December 2016, the Company incurred costs directly related to the Credit Agreement of $2.3 million, consisting primarily of lender fees of $2.1 million and third-party fees of $0.2 million. These fees were allocated between the Revolving Credit Facility and the Term Loan Facility, with the portion attributable to the Term Loan Facility recorded as a reduction of the carrying amount of the debt and the portion attributable to the Revolving Credit Facility recorded as a noncurrent asset.
In August 2017, the Company paid approximately $0.5 million in fees related to the Amendment, none of which were capitalized as the amendment was treated as a modification of the original credit facility.
The Credit Agreement contains a number of covenants that, among other things, restrict the Company's ability to (subject to certain exceptions) pay dividends and distributions or repurchase the Company's capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require the Company to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2016 and December 31, 2017, the Company was in compliance with all financial covenants.
Aggregate future minimum principal payments on the Term Loan are as follows (in thousands):

Year ending December 31,
2018	$8,250
2019	9,075
2020	11,138
2021	14,438
2022	113,850
Thereafter	—
Total	$156,751
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
Additionally, as described above, in December 2016, the Company entered into a new Senior Secured Credit Facility and a portion of the debt outstanding under the 2014 Senior Secured Credit Facility was considered extinguished. In connection with this extinguishment of debt, the Company wrote off $1.7 million in unamortized debt discount and debt issuance costs, as well as approximately $0.1 million in other fees associated with the refinancing transaction. For the portion of the 2014 Senior Secured Credit Facility that was not considered extinguished, approximately $0.7 million in unamortized

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

debt discount and $0.8 million in unamortized debt issuance costs remain on the balance sheet and are being amortized over the 5 years term of the new Senior Secured Credit Facility.
The components of interest expense are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Interest of term loan debt	$7,271	$12,076	$10,988
Amortization of debt issuance costs	810	1,281	1,101
Loss on extinguishment of debt	—	2,736	—
Interest on revolving line of credit	526	190	700
Interest on capital leases	168	—	—
Other	—	—	(68)
Interest expense, net	$8,775	$16,283	$12,721
Note 9—Commitments and contingencies
Operating leases
The Company leases office, retail and warehouse space in New York, New Jersey, California, Texas and China from third parties under non-cancelable operating leases that provide for minimum base rental payments (excluding taxes and other charges). A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts have historically not been significant. The leases expire between 2018 and 2028. Total rent expense was $5.1 million, $4.1 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum lease payments under the operating leases are as follows (in thousands):

Year ending December 31,
2018	$5,271
2019	5,158
2020	4,679
2021	3,785
2022	2,832
Thereafter	10,025
Total	$31,750
Legal Contingencies
From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 10—Income taxes
On December 22, 2017, H.R.1, informally known as the Tax Cuts and Jobs Act (“Tax Legislation”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Legislation also imposes a one-time transition tax on previously deferred foreign earnings. For the year ended December 31, 2017, the enactment of the Tax Legislation resulted in a one-time non-cash tax benefit of $11.6 million related to the re-measurement of U.S. deferred tax liabilities at the lower enacted corporate tax rate. The Company is not materially impacted by the one-time transition tax as most of its foreign earnings and profits have already been subject to U.S. taxation in prior years.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The components of income before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Domestic	$22,409	$9,677	$8,053
Foreign	60	135	625
Total	$22,469	$9,812	$8,678
The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
U.S. federal	$(2,058)	$(9,978)	$(6,837)
State	(369)	(2,096)	(1,026)
Foreign	—	—	(391)
Total current	(2,427)	(12,074)	(8,254)
Deferred:
U.S. federal	13,246	8,384	3,710
State	(21)	(773)	201
Foreign	208	(36)	22
Total deferred	13,433	7,575	3,933
Total (provision) benefit for income taxes	$11,006	$(4,499)	$(4,321)
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Year ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Federal tax deferred rate change	(53.8)%	—%	—%
State tax, net of federal benefit	0.6%	0.7%	2.2%
State tax deferred rate change, net of federal benefit	0.9%	18.7%	0.3%
U.S. subpart F income	0.1%	0.5%	2.5%
Nondeductible transaction-related costs	—%	2.0%	—%
Uncertain tax positions	(1.7)%	2.0%	5.3%
Stock based compensation	(28.1)%	(16.8)%	0.6%
Others	(2.0)%	3.8%	3.9%
Effective tax rate	(49.0)%	45.9%	49.8%

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Compensation	$1,056	$1,848
Inventories and receivables	2,965	6,905
Accrued expenses	663	1,996
Stock compensation	3,497	1,967
Net operating losses	210	232
Other	925	1,304
Deferred tax assets	9,316	14,252
Deferred tax liabilities:
Goodwill	2,214	2,562
Fixed assets	1,923	2,699
Intangible assets	25,962	42,587
Other	313	579
Deferred tax liabilities	30,412	48,427
Net deferred tax liabilities	$21,096	$34,175
The deferred tax assets and liabilities within the same jurisdiction are reported net in the accompanying balance sheets as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets	$245	$37
Deferred tax liabilities	21,341	34,212
Net deferred tax liabilities	$21,096	$34,175
At December 31, 2017, the Company had gross foreign net operating loss carryforwards of $0.8 million. The foreign net operating loss carryforwards will begin to expire in 2020 and have a carryforward period of 5 years.
At December 31, 2017, the Company had gross state net operating loss carryforwards of $0.2 million. The state net operating loss carryforward will begin to expire in 2036 and have a carryforward period of 20 years.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Balance at beginning of year	$1,208	$1,256	$607
Increases for prior year tax positions	63	438	1
Increases for current year tax positions	68	103	648
Decreases for prior year tax positions	(1)	(589)	—
Decreases due to settlements	(32)	—	—
Decreases due to statutes lapsing	(542)	—	—
Balance at end of year	$764	$1,208	$1,256
If all of the Company’s unrecognized tax benefits as of December 31, 2017 and December 31, 2016 were recognized, $0.3 million and $0.7 million of unrecognized tax benefits, respectively, would impact the effective tax rate. The Company believes it is reasonably possible that $0.1 million of unrecognized tax benefits may reverse in the next twelve months.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company had $0.1 million and $0.2 million of accrued gross interest and penalties as of December 31, 2017 and December 31, 2016, respectively. The Company recognized net interest expense of $17,000, $0.1 million and $20,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2017, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2014. Certain state returns are currently under audit by the state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.
Note 11—Preferred stock
The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of December 31, 2017 or December 31, 2016.
Note 12—Stock-based compensation
Stock plans
The Company grants stock-based awards under its 2016 Equity Incentive Award Plan (the “2016 Plan”), which replaced its 2014 Equity Incentive Plan (the “2014 Plan”) and became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 in September 2016. Immediately prior to the initial public offering, the 2014 Plan terminated and no further awards will be granted thereunder. The 2016 Plan permits the grant of incentive stock options, non-statutory stock options, restricted stock and other stock- or cash-based awards to employees, officers, directors, advisors and consultants. The 2016 Plan allows for option grants of the Company’s common stock based on service, performance and market conditions.
A total of 5,430,690 shares were initially reserved for grant under the 2016 Plan. Additionally, any awards outstanding under the 2014 Equity Plan that are forfeited or lapse unexercised will be added to the shares reserved and available for grant under the 2016 Plan, up to a maximum of 4,341,200 shares. As of December 31, 2017, a total of 7,370,075 shares were reserved for grant under the 2016 Plan, including 128,340 shares forfeited from the 2014 Plan, and 4,270,397 shares remained available for future issuance.
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
Consistent with authoritative guidance, early exercises are not considered substantive exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which is released to additional paid-in capital at each reporting date as the shares vest. A total of 1,522,826 shares subject to early exercised options vested during the year ended December 31, 2017 and the associated deposit liability of $4.1 million was reclassified to additional paid-in capital. As of December 31, 2017, no early exercised options remain unvested.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of December 31, 2016	3,168,967	$8.55
Granted	209,400	26.38
Exercised	(547,722)	2.04
Forfeited	(233,351)	16.44
Balance as of December 31, 2017	2,597,294	$10.66	8.1 years	$30,924

Exercisable, December 31, 2017	1,078,229	$6.18	7.2 years	$17,391

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $22.31, as reported on the New York Stock Exchange on December 31, 2017.

Additional information relating to service-based options is as follows (in thousands, except per share data):

	Year ended December 31,
	2017	2016	2015
Stock-based compensation expense	$2,435	$4,286	$503
Intrinsic value of options exercised	$12,841	$2,486	$12
Weighted-average grant date fair value of options granted (per share)	$9.51	$5.07	$0.99
As of December 31, 2017, there was $7.2 million of total unrecognized compensation cost related to service-based stock options, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.
The fair value of service-based stock options granted were calculated using the following weighted-average assumptions:

	Year ended December 31,
	2017	2016	2015
Expected term (in years)	6.2	5.9	4.1
Expected volatility	32.42%	36.50%	40.92%
Risk-free interest rate	2.14%	1.34%	1.51%
Expected dividend yield	—%	—%	—%
The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the fair value of the underlying common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of stock options were:
Fair value of common stock
Prior to the initial public offering, the fair value of shares of common stock underlying stock options was the responsibility of, and determined by, the Company’s board of directors, with input from management. There was no public market for the Company’s common stock and the board of directors determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

specific economic outlook, among other factors. After the initial public offering, the fair value of shares of common stock underlying stock options is based on the closing stock price on the date of grant.
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
Expected dividend yield
The Company does not anticipate paying any dividends in the foreseeable future. As such, the Company uses an expected dividend yield of zero.
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of December 31, 2016	3,836,107	$2.46
Granted	463,200	27.02
Exercised	(1,849,420)	2.67
Forfeited	(43,350)	27.29
Balance as of December 31, 2017	2,406,537	$6.58	7.4	$39,779
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $22.31, as reported on the New York Stock Exchange on December 31, 2017.

As of December 31, 2017, there was $1.3 million of total unrecognized compensation cost related to performance-based and market-based vesting stock options, which is expected to be recognized over the remaining weighted-average vesting period of 0.7 years.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Additional information relating to options that vest based upon the satisfaction of performance or market conditions is as follows (in thousands, except per share data):

	Year ended December 31,
	2017	2016	2015
Stock-based compensation expense	$3,489	$1,813	$—
Intrinsic value of options exercised	$42,874	$—	$—
Weighted-average grant date fair value of options granted (per share)	$10.65	$1.52	$0.50
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
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) as follows:

	Restricted stock units outstanding	Weighted-average grant date fair value
Balance as of December 31, 2016	586,224	$17.00
Granted	1,023,811	26.01
Vested	(165,177)	18.05
Forfeited	(196,034)	22.60
Balance as of December 31, 2017	1,248,824	$23.37
As of December 31, 2017, there were 302,200 unvested shares subject to RSAs outstanding. Additional information relating to RSAs and RSUs is as follows (in thousands):

	Year ended December 31,
	2017	2016
Stock-based compensation expense	7,550	700
Intrinsic value of RSUs released	3,398	—
As of December 31, 2017, there was $23.9 million of total unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.
Phantom shares
The Company previously issued phantom equity to certain employees, which represented a contractual right to payment of compensation in the future based on the amounts distributable to a holder of the Company’s common stock in connection with a sale of the Company, less the exercise price. The phantom shares did not represent shares of the Company’s common stock and a recipient of phantom shares did not receive an ownership interest in the Company, stockholder voting rights or other incidents of ownership to the Company’s common stock. In December 2017, the Company cancelled all outstanding phantom shares. At the time of cancellation, the phantom shares were worthless, and no stock-based compensation was recorded.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 13—Employee benefit plan
The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company made $0.2 million, $0.1 million and $18,000 of matching contributions to the 401(k) Plan during the year ended December 31, 2017, 2016 and 2015, respectively.

Note 14—Related-party transactions
In the years ended December 31, 2016 and 2015, the Company incurred $0.9 million in management and consulting fees to its majority stockholder, TPG Growth II Management, LLC ("TPG Growth"). Amounts owed were included in due to related parties in the consolidated balance sheet. Subsequent to the initial public offering, the Company ceased paying management and consulting fees to TPG Growth and there were no amounts due to TPG Growth as of December 31, 2016 or December 31, 2017.
During the year ended December 31, 2016, the Company extended loans to certain key management personnel totaling $12.0 million, which were repaid in full in August 31, 2016. There were no loans outstanding as of December 31, 2017.
On October 11, 2016, the Company entered into a sublease agreement with Fit for Life, LLC pursuant to which, the Company subleased certain office and showroom space in New York, New York. Joseph A. Shamah, a former member of the Company’s Board of Directors and a director and stockholder of J.A. Cosmetics Corp., the holder of approximately 10.0% of the Company’s outstanding common stock, is the Chief Executive Officer of Fit for Life, LLC. The annual base rent for the sublease is approximately $0.3 million per year and the sublease has a term of 39 months. The Company recognized $0.3 million in sublease income from Fit for Life, LLC during the year ended December 31, 2017. The Company did not recognize any sublease income during the year ended December 31, 2016. The estimated future sublease income as of December 31, 2017 is $0.6 million and has been recorded as a reduction to the accrual of all remaining operating lease payments recognized on the date the previous facility was vacated.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 15—Net income (loss) per share
The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share and per share data):

	Year ended December 31,
	2017	2016	2015
Numerator:
Net income	$33,475	$5,313	$4,357
Adjustments to numerator:
Dividend paid to preferred stockholders	—	(66,531)	—
Accretion of convertible preferred stock to maximum redemption value	—	(436,317)	(51,967)
Net income (loss) attributable to common stockholders	$33,475	$(497,535)	$(47,610)
Denominator:
Weighted average common shares outstanding - basic	45,358,452	12,606,529	30,523
Diluted common equivalents from stock options	1,477,215	—	—
Diluted common equivalents from restricted stock units	2,309,687	—	—
Diluted common equivalents from restricted stock awards	229,404	—	—
Weighted average common shares outstanding - diluted	49,374,758	12,606,529	30,523
Net income (loss) per share:
Basic	$0.74	$(39.47)	$(1,559.81)
Diluted	$0.68	$(39.47)	$(1,559.81)
Anti-dilutive securities excluded from diluted EPS:
Service-based vesting stock options	424,087	3,168,967	3,997,503
Common shares underlying convertible preferred stock	—	—	37,271,375
Performance-based and market-based vesting stock options	377,437	3,836,107	4,848,869
Restricted stock	375,263	586,224	—
Total	1,176,787	7,591,298	46,117,747

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 16—Quarterly financial summary (unaudited)
Unaudited quarterly results for the last two years were as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2017
Net sales	$60,574	$55,856	$71,865	$81,593
Gross profit	$38,228	$35,890	$42,913	$47,694
Net income	$2,160	$3,970	$5,865	$21,480
Net income attributable to common stockholders	$2,160	$3,970	$5,865	$21,480
Net income per share:
Basic	$0.05	$0.09	$0.13	$0.47
Diluted	$0.04	$0.08	$0.12	$0.44
2016
Net sales	$52,673	$44,147	$56,312	$76,436
Gross profit	$29,300	$25,137	$32,478	$45,320
Net income (loss)	$3,804	$(2,715)	$(2,377)	$6,601
Net income (loss) attributable to common stockholders	$(34,143)	$(96,389)	$(373,605)	$6,378
Net income (loss) per share:
Basic	$(69.57)	$(117.31)	$(73.13)	$0.15
Diluted	$(69.57)	$(117.31)	$(73.13)	$0.13