Form 10-Q
period 2018-03-31
e.l.f. Beauty, Inc.
filed 2018-05-10
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37873
_______________________________________________________________
e.l.f. Beauty, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Delaware	46-4464131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 10th Street
Oakland, CA 94607
(510) 778-7787
 (Address of registrant’s principal executive offices, including zip code, and telephone number, including area code)
_______________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non- accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2018 was 47,471,554 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash	$10,474	$10,059	$5,376
Accounts receivable, net	31,779	44,634	29,135
Inventory, net	61,728	62,679	76,904
Prepaid expenses and other current assets	6,639	6,272	4,084
Total current assets	110,620	123,644	115,499
Property and equipment, net	18,694	18,037	16,277
Intangible assets, net	104,129	105,882	111,144
Goodwill	157,264	157,264	157,264
Investments	2,875	2,875	—
Other assets	10,109	9,542	1,187
Total assets	$403,691	$417,244	$401,371

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,652	$8,646	$23,656
Accounts payable	17,054	26,776	19,861
Accrued expenses and other current liabilities	8,888	15,939	16,423
Total current liabilities	34,594	51,361	59,940
Long-term debt and capital lease obligations	145,708	147,702	154,186
Deferred tax liabilities	22,058	21,341	34,384
Other long-term liabilities	2,981	2,977	3,213
Total liabilities	205,341	223,381	251,723

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of March 31, 2018, December 31, 2017 and March 31, 2017; 47,425,139, 46,617,830 and 45,655,937 shares issued and outstanding as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively	465	463	454
Additional paid-in capital	724,221	720,372	707,480
Accumulated deficit	(526,336)	(526,972)	(558,286)
Total stockholders' equity	198,350	193,863	149,648
Total liabilities and stockholders' equity	$403,691	$417,244	$401,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Net sales	$65,920	$60,574
Cost of sales	25,712	22,346
Gross profit	40,208	38,228
Selling, general and administrative expenses	36,234	33,005
Operating income	3,974	5,223
Other expense, net	(888)	(799)
Interest expense, net	(1,963)	(2,156)
Income before provision for income taxes	1,123	2,268
Income tax provision	(433)	(108)
Net income	$690	$2,160
Comprehensive income	$690	$2,160
Net income per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.04
Weighted average shares outstanding:
Basic	46,435,560	44,099,338
Diluted	49,302,771	49,477,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$690	$2,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,288	3,659
Stock-based compensation expense	3,640	2,404
Amortization of debt issuance costs and discount on debt	199	202
Deferred income taxes	735	(35)
Other, net	142	330
Changes in operating assets and liabilities:
Accounts receivable	12,771	8,480
Inventories	951	(7,496)
Prepaid expenses and other assets	(1,498)	(304)
Accounts payable and accrued expenses	(16,891)	(31,449)
Other liabilities	3	6
Net cash provided by (used in) operating activities	5,030	(22,043)

Cash flows from investing activities:
Purchase of property and equipment	(2,667)	(676)
Net cash used in investing activities	(2,667)	(676)

Cash flows from financing activities:
Proceeds from revolving line of credit	2,000	15,000
Repayment of revolving line of credit	(2,000)	—
Repayment of long term debt	(2,063)	(2,063)
Cash received from issuance of common stock	212	146
Deferred offering costs paid	—	(193)
Other, net	(97)	(90)
Net cash provided by (used in) financing activities	(1,948)	12,800

Net increase (decrease) in cash	415	(9,919)
Cash - beginning of period	10,059	15,295
Cash - end of period	$10,474	$5,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1-Nature of operations
e.l.f. Beauty, Inc. (including its subsidiaries, the “Company,” “we,” “us,” “its” and “our”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. In April 2016, the Company changed its name to e.l.f. Beauty, Inc. The Company conducts business under the name e.l.f. Cosmetics, and offers high-quality, prestige-inspired cosmetic and skin care products at extraordinary value to consumers through its retail customers, as well as its e.l.f. stores and e-commerce channels.

Note 2-Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2018, and its results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The condensed consolidated balance sheet at December 31, 2017, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant accounting policies
Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). The Company made no other material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Annual Report.
Revenue recognition
Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.
For the Company's retail customer transactions, a contract exists when a written purchase order is received, and control transfers at the time of shipment or the time of delivery, depending upon the specific terms of the customer arrangement. For the Company's direct-to-consumer transactions, a contract exists when an order is placed online or in-store, and control transfers at the time of delivery of merchandise to the customer. Nearly all of the Company’s transactions with its customers include a single performance obligation delivered at a point in time.
The transaction price can include both fixed and variable consideration. In most cases, it is entirely comprised of variable consideration with the variability driven by expected sales discounts, markdown support, and other incentives and allowances offered to customers. These incentives may be explicit or implied by the Company's historical business practices. Generally, these commitments represent cash consideration paid to a customer and do not constitute a promised good or service.
The amount of variable consideration is estimated at the time of sale based on either the expected amount or the most likely amount, depending on the nature of the variability. The Company regularly reviews and revises, when deemed necessary, its estimates of variable consideration, based on both customer-specific expectations as well as historical rates of realization. A provision for customer incentives and allowances is included on the consolidated balance sheet, net against accounts receivable.
Disaggregated revenue
The Company distributes product both through national and international retailers as well as direct-to-consumers through its e-commerce and e.l.f. stores channels. The marketing and consumer engagement benefits that the direct channels provide are integral to the Company’s brand and product development strategy and drive sales across channels. As such, the Company views its three primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
The Company sells a variety of beauty products, but does not consider them to be meaningfully different revenue streams given similarities in the nature of the products, the target consumer, and the innovation and distribution processes.
The following table provides disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers.

	Three months ended March 31,
Net sales by geographic region:	2018	2017
United States	$62,107	$56,423
International	3,813	4,151
Total net sales	$65,920	$60,574
Contract assets and liabilities
The Company extends credit to retail customers based upon an evaluation of their credit quality. The majority of retail customers obtain payment terms between 30-60 days, and a contract asset is recognized for the related accounts receivable. Additionally, shipping terms can vary, giving rise to contract liabilities for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs.
For the period ending March 31, 2018, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.
Practical expedients
The Company has elected to record revenue net of taxes collected from customers and exclude the amounts from the transaction price. The Company includes in revenue any taxes assessed on the Company's total gross receipts for which it has the primary responsibility to pay the tax.
The Company has elected not to disclose revenues related to remaining performance obligations for partially completed or unfulfilled contracts that are expected to be fulfilled within one year.

Recent accounting pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company’s financial statements:

Standard	Description	Date of expected adoption/adoption	Effect on the financial statements or other significant matters
Recently adopted accounting standards
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The new standard replaced all existing revenue recognition standards including industry-specific guidance and significantly expanded the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

January 1, 2018
The Company adopted ASC 606 on a modified retrospective basis, and recognized a net reduction of $0.1 million to the opening balance of retained earnings, net of tax for the cumulative effect of applying the new standard. The results for periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard impacted net sales and accounts receivable, each of which would have been $0.6 million higher under the previous standard as of and for the three months ended March 31, 2018.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
The standard makes targeted improvements to US GAAP, including significant revisions to an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.

January 1, 2018
The Company adopted this standard in the first quarter of 2018. The standard impacted the methods used to assess and identify impairment of its investments. Additionally, the standard eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments that are measured at amortized cost on the balance sheet. The standard had no impact on the Company's consolidated financial statements.

Standards that are not yet adopted
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
January 1, 2019
The Company expects the standard to result in increased long-term assets and long-term liabilities related to operating leases currently not recorded on the balance sheet. The Company is currently evaluating other possible impacts of the adoption of this standard on its consolidated financial statements and related disclosures.

Note 3-Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three months ended March 31, 2018 or 2017, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three months ended March 31, 2018.

Note 4-Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of March 31, 2018 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(28,667)	$40,133
Customer relationships – e-commerce	3 years	3,900	(3,883)	17
Favorable leases, net	Varies	580	(401)	179
Total finite-lived intangibles		73,280	(32,951)	40,329
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(32,951)	$261,393

Information regarding the Company’s goodwill and intangible assets as of December 31, 2017, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(26,947)	$41,853
Customer relationships – e-commerce	3 years	3,900	(3,875)	25
Favorable leases, net	Varies	580	(376)	204
Total finite-lived intangibles		73,280	(31,198)	42,082
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(31,198)	$263,146
Information regarding the Company’s goodwill and intangible assets as of March 31, 2017, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(21,787)	$47,013
Customer relationships – e-commerce	3 years	3,900	(3,850)	50
Favorable leases, net	Varies	580	(299)	281
Total finite-lived intangibles		73,280	(25,936)	47,344
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(25,936)	$268,408
Amortization expense on finite-lived intangible assets was $1.8 million and $1.9 million in the three months ended March 31, 2018 and 2017, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three months ended March 31, 2018 and 2017.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of March 31, 2018 is as follows (in thousands):

Remainder of 2018	$5,253
2019	6,982
2020	6,880
2021	6,880
2022	6,880
Thereafter	7,454
Total	$40,329

Note 5-Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of March 31, 2018, December 31, 2017 and March 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Accrued expenses	$4,329	$9,422	$5,760
Other current liabilities	1,766	1,894	4,768
Accrued compensation	2,418	3,998	2,274
Income taxes payable	375	625	3,621
Accrued expenses and other current liabilities	$8,888	$15,939	$16,423

Note 6-Debt
The Company’s outstanding debt as of March 31, 2018, December 31, 2017 and March 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Revolving credit facility(1)	$—	$—	$15,000
Term loan(1)	152,499	154,418	160,700
Capital lease obligations	2,277	2,374	2,676
Total debt(2)	154,776	156,792	178,376
Less: debt issuance costs	(416)	(444)	(534)
Total debt, net of issuance costs	154,360	156,348	177,842
Less: current portion	(8,652)	(8,646)	(23,656)
Long-term portion of debt	$145,708	$147,702	$154,186
(1) See Note 8, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement (as defined below under the heading “Description of indebtedness”).
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
Note 7-Commitments and contingencies
Operating leases
The Company leases office, retail and warehouse space in New York, New Jersey, California, Texas and China from third parties under non-cancelable operating leases that provide for minimum base rental payments (excluding taxes and other charges). A number of the Company’s store leases provide for contingent rental payments based upon sales. Contingent rent amounts have historically not been significant. The leases expire between 2019 and 2028. Total rent expense was $1.4 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

Future minimum lease payments under the operating leases are as follows (in thousands):

Remainder of 2018	$4,254
2019	5,690
2020	5,210
2021	3,876
2022	2,832
Thereafter	10,025
Total	$31,887
Legal contingencies
From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8-Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the three months ended March 31, 2018:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2017	2,597,294	$10.66
Granted	585,250	18.43
Exercised	(28,463)	5.66
Forfeited	(72,505)	6.45
Canceled	(30,032)	4.60
Balance as of March 31, 2018	3,051,544	$12.35	8.1 years	$22,479

Exercisable, March 31, 2018	1,326,527	$6.89	6.9 years	$16,797
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock of $19.37, as reported on the New York Stock Exchange on March 31, 2018.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.7 million and $0.5 million in the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $10.2 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 3.1 years. All stock-based compensation expense is recorded in selling, general and administrative expenses.

Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions for the three months ended March 31, 2018:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2017	2,406,537	$6.58
Exercised	(23,460)	2.16
Forfeited	(9,000)	26.84
Canceled	(13,250)	3.51
Balance as of March 31, 2018	2,360,827	$6.56	7.2 years	$33,334
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock of $19.37, as reported on the New York Stock Exchange on March 31, 2018.
The Company recognized stock-based compensation cost related to performance-based and market-based vesting options of $0.4 million and $0.8 million in the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $0.7 million of total unrecognized stock-based compensation cost related to unvested market-based stock options, which is expected to be recognized over a weighted-average period of 0.4 years.
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the three months ended March 31, 2018:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2017	1,248,824	$23.37
Granted	1,012,990	18.43
Vested	(172,065)	26.80
Forfeited	(29,320)	22.76
Balance as of March 31, 2018	2,060,429	$20.66
As of March 31, 2018, there were 885,520 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $2.5 million and $1.1 million in the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $39.4 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 3.3 years.
Note 9-Net income per share
The Company computes basic earnings per share using the weighted average number of common shares outstanding. Diluted earnings per share amounts are calculated using the treasury stock method for equity-based compensation awards. The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$690	$2,160

Denominator:
Weighted average common shares outstanding - basic	46,435,560	44,099,338
Diluted common equivalents from stock options	2,721,065	5,119,598
Diluted common equivalents from restricted stock units	127,510	255,485
Diluted common equivalents from restricted stock awards	18,636	3,453
Weighted average common shares outstanding - diluted	49,302,771	49,477,874

Net income per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.04

Anti-dilutive securities excluded from diluted EPS:
Options to purchase common stock	1,860,957	620,000
Restricted stock units	455,566	50,000
Restricted stock awards	263,586	—
Total	2,580,109	670,000

Note 10-Related party transactions
On October 11, 2016, the Company entered into a sublease agreement with Fit for Life, LLC pursuant to which the Company subleased certain office and showroom space in New York, New York. A former member of the Company’s Board of Directors and a director and stockholder of J.A. Cosmetics Corp., the holder of approximately 10% of the Company’s outstanding common stock, is the Chief Executive Officer of Fit for Life, LLC. The annual base rent for the sublease is approximately $0.3 million per year and the sublease has a term of 39 months. The Company recognized $0.1 million in sublease income from Fit for Life, LLC during the three months ended March 31, 2018 and 2017, and the estimated future sublease income as of March 31, 2018 is $0.5 million.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Management’s discussion and analysis (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
Cautionary note regarding forward-looking statements
The MD&A and other parts of this Quarterly Report contain forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” ”believe,” “contemplate,” “continue,” "could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts, projections, beliefs and assumptions and are not guarantees of future performance. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, actual results and the timing of selected events may differ materially from those expectations. Factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the risks and uncertainties listed under “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Overview
We are one of the fastest growing, most innovative beauty companies in the United States. Driven by our mission to make luxurious beauty accessible for all, we have challenged the traditional belief that quality cosmetic and skin care products are only available at high prices in select channels. We are a true multi-channel brand with strength across e-commerce, national retailers and our e.l.f. stores. Our ability to engage our consumers across multiple touch points differentiates e.l.f. from traditional mass brands, which typically focus on one channel. We also leverage insights gained from each channel to drive performance across the business. e.l.f. offers high-quality, prestige-inspired cosmetic and skin care products at extraordinary value. Our price points encourage trial and experimentation, while our commitment to quality and a differentiated consumer engagement model engender loyalty among a passionate and vocal group of consumers.
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
We sell our products in national and international retailers and direct-to-consumer channels, which include e-commerce and e.l.f. stores. We believe the combination of our affordable price points and on-trend, innovative product assortment encourages trial, offers a strong value proposition and appeals to a broad base of consumers. By combining our strong relationships with leading retailers with consumer engagement in our e.l.f. stores and through e-commerce, we are a true multi-channel brand.
Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the third or fourth quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth fiscal quarters, we are required to make investments in working capital during the second and third fiscal quarters. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as our expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended March 31,
(in thousands)	2018	2017
Net sales	$65,920	$60,574
Cost of sales	25,712	22,346
Gross profit	40,208	38,228
Selling, general and administrative expenses	36,234	33,005
Operating income	3,974	5,223
Other expense, net	(888)	(799)
Interest expense, net	(1,963)	(2,156)
Income before provision for income taxes	1,123	2,268
Income tax provision	(433)	(108)
Net income	$690	$2,160
Comprehensive income	$690	$2,160

	Three months ended March 31,
(percentage of net sales)	2018	2017
Net sales	100%	100%
Cost of sales	39%	37%
Gross margin	61%	63%
Selling, general and administrative expenses	55%	54%
Operating income	6%	9%
Other expense, net	(1)%	(1)%
Interest expense, net	(3)%	(4)%
Income before provision for income taxes	2%	4%
Income tax provision	(1)%	—%
Net income	1%	4%
Comprehensive income	1%	4%
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017
Net sales
Net sales increased $5.3 million, or 9%, to $65.9 million for the three months ended March 31, 2018, from $60.6 million for the three months ended March 31, 2017. The increase was primarily driven by growth in leading national retailers largely attributable to the benefit of shelf space acquired in 2017 and additional retailer store locations.
Gross profit
Gross profit increased $2.0 million, or 5%, to $40.2 million for the three months ended March 31, 2018, compared to $38.2 million for the three months ended March 31, 2017. Increased volume accounted for $3.4 million of the increase in gross profit. This was partially offset by a $1.4 million decrease primarily driven by unfavorable movements in foreign exchange rates, customer mix and freight, partially offset by margin accretive innovation. Gross margin decreased from 63% to 61% in the three months ended March 31, 2018, primarily as a result of unfavorable movements in foreign exchange rates, customer mix and freight, partially offset by margin accretive innovation.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $36.2 million for the three months ended March 31, 2018, an increase of $3.2 million, or 10%, from $33.0 million for the three months ended March 31, 2017. SG&A expenses as a percentage of net sales increased to 55% for the three months ended March 31, 2018 from 54% for the three months ended

March 31, 2017. The increase was primarily a result of higher investments in sales and marketing, an increase in stock-based compensation expense, expenses related to the operations of additional e.l.f. stores and increases in depreciation and amortization expense, partially offset by lower warehouse, distribution and administrative costs.
Other expense, net
Other expense, net increased $0.1 million to expense of $0.9 million for the three months ended March 31, 2018 from expense of $0.8 million for the three months ended March 31, 2017. This increase was primarily related to unfavorable foreign exchange rate movements.
Interest expense, net
Interest expense decreased $0.2 million, or 9%, to $2.0 million for the three months ended March 31, 2018, as compared to $2.2 million for the three months ended March 31, 2017. This change was primarily due to the refinancing of our Credit Agreement (as defined below under the heading “Description of indebtedness”) in August 2017, resulting in lower interest rates.
Income taxes
The provision for income taxes increased to $0.4 million, or an effective tax rate of 39%, for the three months ended March 31, 2018 from $0.1 million, or an effective tax rate of 5%, for the three months ended March 31, 2017. The change was primarily driven by an increase in discrete tax expense of $0.2 million during the three months ended March 31, 2018, as compared to a benefit of $0.8 million for the three months ended March 31, 2017. In each period, the discrete items primarily related to excess tax benefits or deficits on stock option exercises and vesting of restricted stock. The increase in income tax expense was partially offset by a reduction in our U.S. federal statutory rate from 35% to 21% as a result of the tax reform laws effective as of the beginning of 2018.

Financial condition, liquidity and capital resources
Overview
As of March 31, 2018, we held $10.5 million of cash and cash equivalents. In addition, as of March 31, 2018, we had borrowing capacity of $49.5 million under our Revolving Credit Facility.
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives, including investments in infrastructure, expansion into additional national retailer store locations and expansion of our e.l.f. store base. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion into new retail stores and the general seasonality of our business. As of March 31, 2018, we had working capital, excluding cash, of $65.6 million, compared to $62.2 million as of December 31, 2017. Working capital, excluding cash and debt, was $74.2 million and $70.9 million as of March 31, 2018 and December 31, 2017, respectively.
We believe that our operating cash flow, cash on hand and available financing under our Revolving Credit Facility will be adequate to meet our operating, investing and financing needs for the next 12 months. If necessary, we can borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those listed under “Risk Factors” in Part II, Item 1A. and elsewhere in this Quarterly Report. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our customers and manage production and our supply chain.

Cash flows

	Three months ended March 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$5,030	$(22,043)
Investing activities	(2,667)	(676)
Financing activities	(1,948)	12,800
Net increase (decrease) in cash:	$415	$(9,919)
Cash provided by (used in) operating activities
For the three months ended March 31, 2018, net cash provided by operating activities was $5.0 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $9.7 million, offset by unfavorable increases in net working capital of $4.7 million during this period. The increases in net working capital were largely driven by a $16.9 million decrease in accounts payable and accrued expenses, primarily due to payments for inventory ordered at the end of fiscal year 2017. This was partially offset by a $12.8 million decrease in accounts receivable primarily driven by the timing of collection of receivables related to spring 2018 shelf resets.
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

Cash used in investing activities
For the three months ended March 31, 2018, net cash used in investing activities was $2.7 million, compared to $0.7 million for the three months ended March 31, 2017. The increase was primarily driven by the costs of implementation of a new e-commerce platform, as well as the build-out of new e.l.f. stores that opened in early 2018.
Cash provided by (used in) financing activities
For the three months ended March 31, 2018, net cash used in financing activities was $1.9 million, primarily driven by $2.1 million in mandatory principal payments under our Term Loan Facility. This was partially offset by $0.2 million of proceeds from the exercise of options to purchase common stock.
For the three months ended March 31, 2017, net cash provided by financing activities was $12.8 million, driven primarily by the drawdown of $15.0 million from our Revolving Credit Facility, partially offset by $2.1 million in mandatory principal payments under our Term Loan Facility.

Description of indebtedness
Senior secured credit agreement, as amended
We are party to a five-year, $215.0 million Senior Secured Credit Agreement (as amended, the “Credit Agreement”) with a syndicate consisting of several large financial institutions. The Credit Agreement provides us with a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”).
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of March 31, 2018 was $49.5 million.

The Term Loan Facility is collateralized by substantially all of our assets. Amortization installment payments on the Term Loan Facility are required to be made in quarterly installments of (i) $2,062,500 for fiscal quarters ending September 30, 2017 through June 30, 2019, (ii) $2,475,000 for fiscal quarters ending September 30, 2019 through June 30, 2020, (iii) $3,093,750 for fiscal quarters ending September 30, 2020 through June 30, 2021 and (iv) $4,125,000 for fiscal quarters ending September 30, 2021 through June 30, 2022. The remaining Term Loan Facility balance is due upon the maturity date on August 25, 2022. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments when there is (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within 12 months, or (iii) issuance of additional debt.
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% based on our consolidated total net leverage ratio. The interest rate as of March 31, 2018 for the Term Loan Facility was approximately 4.0%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of March 31, 2018, we were in compliance with all applicable covenants.

Contractual obligations and commitments
There have been no material changes to our contractual obligations and commitments as included in the Annual Report.
Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.

Critical accounting policies and estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in the Annual Report, except as noted below.
Revenue recognition
We recognize revenue when control of promised goods or services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Control of the substantial majority of the products that we sell will be transferred at a point in time. Factors that determine the specific point in time a customer obtains control and a performance obligation is satisfied when we have a present right to payment for the goods, whether the customer has physical possession and title to the goods, and whether all risks and rewards of ownership have transferred. Delivery is typically considered to have occurred at the time the title and risk of loss passes to the customer.
In the normal course of business, we offer various incentives to customers such as sales discounts, markdown support and other incentives and allowances, which give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected value method or the most likely amount, depending on the nature of the variability. We regularly review and revise, when deemed necessary, our estimates of variable consideration based on both customer-specific expectations as well as historical rates of realization. A provision for unclaimed customer incentives and allowances is included on the consolidated balance sheet, net against accounts receivable.

Recent accounting pronouncements
Recent accounting pronouncements are disclosed in Note 2 to the condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes to our primary risk exposures or management of market risks from those disclosed in the Annual Report.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures over financial reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation, as of March 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, we have established disclosure controls and procedures to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk factors
Certain risks may have a material adverse effect on our business, financial condition and results of operations. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Quarterly Report, including our condensed consolidated financial statements and related notes thereto and “Management’s discussion and analysis of financial condition and results of operations” in Part I, Item 2 of this Quarterly Report.
We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2017.
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
It is difficult for us to predict the timing and scale of our competitors’ activities in these areas or whether new competitors will emerge in the beauty industry. In recent years, numerous online and “indie” beauty companies have emerged and garnered significant followings. In addition, further technological breakthroughs, including new and enhanced technologies which increase competition in the online retail market, new product offerings by competitors and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy.
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

•
expand brand penetration by growing our space allocations with our existing retail customers, increasing the number of our retail customers, growing our direct-to-consumer business and expanding internationally; and

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
We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based in China to source and manufacture substantially all of our products. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
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
Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.*
As of March 31, 2018, we had a total of $154.8 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.5 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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
Failure to protect sensitive information of our consumers and information technology systems against security breaches could damage our reputation and brand and substantially harm our business, financial condition and results of operations.*
We collect, maintain, transmit and store data about our consumers, suppliers and others, including personally identifiable information and financial information, as well as other confidential and proprietary information. We also employ third-party service providers that collect, store, process and transmit proprietary, personal and confidential information, including credit card information, on our behalf.

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
Furthermore, such third parties may engage in various other illegal activities using such information, including credit card fraud, which may cause additional harm to us, our consumers and our brand. We also may be vulnerable to error or malfeasance by our own employees or other insiders. Third parties may attempt to fraudulently induce our or our service providers’ employees to misdirect funds or to disclose information in order to gain access to personal data we maintain about our consumers or website users. In addition, we have limited control or influence over the security policies or measures adopted by third-party providers of online payment services through which some of our consumers may elect to make payment for purchases at our website. Contracted third-party delivery service providers may also violate their confidentiality or data processing obligations and disclose or use information about our consumers inadvertently or illegally.
If any breach of information security were to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s financial, transaction or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, all of which could have a material adverse effect on our business, financial condition and results of operations. We may be subject to post-breach review of our privacy and security controls by regulators and other third parties, which could result in post-breach regulatory and consumer litigation, at significant expense and risking reputational harm. We are subject to diverse laws and regulations in the United States and abroad requiring notification to affected individuals in the event of a breach involving personal information. Failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
Payment methods used on our Internet platform subject us to third-party payment processing-related risks.
We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks in the United States and the United Kingdom, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal and Apple Pay. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. For online consumers, these are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. To the extent we are an online seller, requirements relating to consumer authentication and fraud detection are more complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.
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
We have significant operations in China, which exposes us to risks inherent in doing business there.*
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of March 31, 2018, we had a team of 66 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations. See also “—Changes in tax law and other developments in the United States may have a material adverse effect on our business, financial condition and results of operations.”
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
Changes in tax law and other developments in the United States and China may have a material adverse effect on our business, financial condition and results of operations.*
Changes in law and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. These changes could have a material adverse effect on our business, results of operations and liquidity as a result of the fact, among others, that we currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China.
The Tax Cuts and Jobs Act ("2017 Tax Act") has significantly changed U.S. federal tax laws, including reducing the U.S. corporate income tax rate and imposing a one-time transition tax on previously deferred foreign earnings, among others. The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretation and implementing regulations by the Treasury and U.S. Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the 2017 Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The referendum was advisory, and the terms of withdrawal are subject to a negotiation period that could last until March 2019. The referendum and the ensuing process of the United Kingdom's withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased costs of operations or otherwise harm our business, financial condition and results of operations.*
We are subject to a variety of laws and regulations in the United States and abroad regarding privacy and data protection. Moreover, data privacy remains a matter of interest to lawmakers and regulators, and a number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business.
These U.S. federal and state and foreign laws and regulations, some of which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. For example, the European Commission has enacted the General Data Protection Regulation (GDPR) that becomes effective in May 2018 and will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. In addition, the European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges and their validity (along with that of other data transfer mechanisms, such as the standard contractual clauses) remains subject to legal, regulatory and political developments in both Europe and the U.S. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business. In recent years, U.S. and European lawmakers and regulators have also expressed concern over the use of third-party cookies, web beacons and similar technology for online advertising and laws in this area are under reform. A draft of the new EU e-Privacy Regulation extends the requirements for consent to cookies and imposes strict opt-in marketing rules, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties for breach of the rules. Such regulation of cookies and online advertising may lead to broader restrictions on our activities and our ability to reach consumers.
There is also no harmonized approach to privacy and data protection laws and regulations globally although several frameworks exist. The application, interpretation and enforcement of these laws and regulations may be uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. Changes in, or the interpretation of, a single law or regulation may affect how we comply with others.
Compliance with these existing and proposed laws and regulations can be costly and can delay or impede our ability to market and sell our products, impede our ability to conduct business through websites we and our partners may operate, change and limit the way we use consumer information in operating our business, cause us to have difficulty maintaining a single operating model, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. In addition, if our privacy or data security measures fail to comply with applicable current future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
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

If we are unable to protect our intellectual property the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.*
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our principal intellectual property assets include the registered trademarks “e.l.f.,” “eyes lips face” and “play beautifully”. Our trademarks are valuable assets that support our brand and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.
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
Volatility in the financial markets could have a material adverse effect on our business.*
While we currently generate cash flows from our ongoing operations and have had access to credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets could make future financing difficult or more expensive. If any financial institution party to our credit facilities or other financing arrangements were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity, which could have a material adverse effect on our business, financial condition and results of operations.
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
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.*
We had approximately 202.5 million shares of common stock authorized but unissued as of April 30, 2018. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.*
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by TPG Growth II Advisors, Inc. ("TPG Growth"), could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of April 30, 2018, we had a total of 47,471,554 shares of common stock outstanding.
The holders of up to 24,636,752 shares of our common stock, or approximately 52% of our outstanding common stock based on shares outstanding as of April 30, 2018, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth, J.A. Cosmetics Corp. and certain family trusts of Mr. Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
In addition, since our initial public offering in September 2016, we have filed registration statements on Form S-8 under the Securities Act covering an aggregate of 15,271,702 shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. We intend to file one or more registration statements on Form S-8 to cover additional shares of our common stock or securities convertible into or exchangeable for shares of our common stock pursuant to automatic increases in the number of shares reserved under our 2016 Equity Incentive Award Plan and our 2016 Employee Stock Purchase Plan. Accordingly, shares registered under these registration statements on Form S-8 will be available for sale in the open market.
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
A few large stockholders have significant influence over our Company, which could limit the ability of our other stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders.*
Under our second amended and restated stockholders agreement (the “Stockholders Agreement”), TPG Growth has the right to designate up to three members of our board of directors so long as it holds at least 30% of the shares of our outstanding common stock, two members of our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one member of our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. TPG Growth’s designees currently comprise three of the nine members of our board of directors.
As of March 31, 2018, TPG Growth held approximately 29% of our common stock, our Chief Executive Officer, Tarang Amin, beneficially owned approximately 12% of our common stock, and J.A. Cosmetics Corp. held approximately 10% of our common stock. Due to the Stockholders Agreement, TPG Growth may be deemed to beneficially own a majority of our common stock. Accordingly, TPG Growth, Mr. Amin and J.A. Cosmetics Corp. exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.
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
Concentrated control of our outstanding shares by TPG Growth, Mr. Amin, and J.A. Cosmetics Corp. limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. TPG Growth's, Mr. Amin's, and J.A. Cosmetics Corp.’s combined voting control may also discourage or block transactions involving a change of control of our company, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price. For example, concentration of ownership by TPG Growth, Mr. Amin, and J.A. Cosmetics Corp. could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.
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
Moreover, TPG Growth, Mr. Amin, and J.A. Cosmetics Corp. are not prohibited from selling their shares of common stock to a third party and may do so without stockholder approval and without providing for a purchase of shares of common stock held by other stockholders. Accordingly, shares of our common stock may be worth less than they would be if TPG Growth, Mr. Amin, and J.A. Cosmetics Corp. did not maintain significant influence over our company.
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

We may remain an emerging growth company until the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an emerging growth company earlier under certain circumstances, including (i) if we become a large accelerated filer, (ii) if our gross revenue exceeds approximately $1 billion in any fiscal year or (iii) if we issue more than $1 billion in non-convertible notes in any three-year period.
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
XBRL Taxonomy Extension Calculation Linkbase.
XBRL Taxonomy Extension Label Linkbase.
XBRL Taxonomy Extension Presentation Linkbase.
XBRL Taxonomy Extension Definition Linkbase.
X X X X X X

*
This certification is deemed furnished, and not filed, with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.l.f. Beauty, Inc.

May 10, 2018	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman and Chief Executive Officer

May 10, 2018	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer