Form 10-Q
period 2018-06-30
e.l.f. Beauty, Inc.
filed 2018-08-09
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2018 was 47,581,682 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash	$17,445	$10,059	$3,354
Accounts receivable, net	27,639	44,634	26,143
Inventory, net	59,861	62,679	72,274
Prepaid expenses and other current assets	10,385	6,272	5,724
Total current assets	115,330	123,644	107,495
Property and equipment, net	18,813	18,037	16,080
Intangible assets, net	102,375	105,882	109,390
Goodwill	157,264	157,264	157,264
Investments	2,875	2,875	2,875
Other assets	9,655	9,542	2,720
Total assets	$406,312	$417,244	$395,824

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,660	$8,646	$22,765
Accounts payable	13,760	26,776	15,653
Accrued expenses and other current liabilities	9,815	15,939	12,053
Total current liabilities	32,235	51,361	50,471
Long-term debt and capital lease obligations	143,708	147,702	152,201
Deferred tax liabilities	22,732	21,341	31,740
Other long-term liabilities	3,123	2,977	3,259
Total liabilities	201,798	223,381	237,671

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of June 30, 2018, December 31, 2017 and June 30, 2017; 47,581,682, 46,617,830 and 46,082,501 shares issued and outstanding as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively	467	463	458
Additional paid-in capital	729,135	720,372	712,012
Accumulated deficit	(525,088)	(526,972)	(554,317)
Total stockholders' equity	204,514	193,863	158,153
Total liabilities and stockholders' equity	$406,312	$417,244	$395,824
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$59,055	$55,856	$124,975	$116,430
Cost of sales	22,410	19,966	48,122	42,311
Gross profit	36,645	35,890	76,853	74,119
Selling, general and administrative expenses	33,791	32,705	70,025	65,710
Operating income	2,854	3,185	6,828	8,409
Other income (expense), net	509	(244)	(379)	(1,044)
Interest expense, net	(1,989)	(2,387)	(3,952)	(4,543)
Income before provision for income taxes	1,374	554	2,497	2,822
Income tax benefit (provision)	(126)	3,416	(559)	3,308
Net income	$1,248	$3,970	$1,938	$6,130
Comprehensive income	$1,248	$3,970	$1,938	$6,130
Net income per share:
Basic	$0.03	$0.09	$0.04	$0.14
Diluted	$0.03	$0.08	$0.04	$0.12
Weighted average shares outstanding:
Basic	46,625,915	45,465,723	46,531,264	44,786,305
Diluted	49,425,927	49,509,940	49,364,875	49,524,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,938	$6,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,712	7,147
Stock-based compensation expense	8,271	5,933
Amortization of debt issuance costs and discount on debt	398	403
Deferred income taxes	1,409	(2,682)
Other, net	175	364
Changes in operating assets and liabilities:
Accounts receivable	16,912	11,486
Inventories	2,818	(2,861)
Prepaid expenses and other assets	(5,464)	(3,507)
Accounts payable and accrued expenses	(18,942)	(40,328)
Other liabilities	144	52
Net cash provided by (used in) operating activities	16,371	(17,863)

Cash flows from investing activities:
Purchase of property and equipment	(5,162)	(2,149)
Investment in equity securities	—	(2,875)
Net cash used in investing activities	(5,162)	(5,024)

Cash flows from financing activities:
Proceeds from revolving line of credit	2,000	20,600
Repayment of revolving line of credit	(2,000)	(6,500)
Repayment of long term debt	(4,125)	(4,125)
Cash received from issuance of common stock	497	1,153
Other, net	(195)	(182)
Net cash provided by (used in) financing activities	(3,823)	10,946

Net increase (decrease) in cash	7,386	(11,941)
Cash - beginning of period	10,059	15,295
Cash - end of period	$17,445	$3,354
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2018 and June 30, 2017, and its results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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

	Three months ended June 30,		Six months ended June 30,
Net sales by geographic region:	2018	2017	2018	2017
United States	$53,038	$49,906	$115,145	$106,329
International	6,017	5,950	9,830	10,101
Total net sales	$59,055	$55,856	$124,975	$116,430
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
As of June 30, 2018, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.
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

January 1, 2018
The Company adopted ASC 606 on a modified retrospective basis, and recognized a net reduction of $0.1 million to the opening balance of retained earnings, net of tax for the cumulative effect of applying the new standard. The results for periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard impacted net sales and accounts receivable. Net sales would have been $0.2 million and $0.7 million higher in the three and six months ended June 30, 2018, respectively. Accounts receivable would have been $0.7 million higher under the previous standard as of June 30, 2018.

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

Note 3-Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and six months ended June 30, 2018 or 2017, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and six months ended June 30, 2018.

Note 4-Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of June 30, 2018 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(30,387)	$38,413
Customer relationships – e-commerce	3 years	3,900	(3,892)	8
Favorable leases, net	Varies	580	(426)	154
Total finite-lived intangibles		73,280	(34,705)	38,575
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(34,705)	$259,639

Information regarding the Company’s goodwill and intangible assets as of December 31, 2017, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(26,947)	$41,853
Customer relationships – e-commerce	3 years	3,900	(3,875)	25
Favorable leases, net	Varies	580	(376)	204
Total finite-lived intangibles		73,280	(31,198)	42,082
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(31,198)	$263,146
Information regarding the Company’s goodwill and intangible assets as of June 30, 2017, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(23,507)	$45,293
Customer relationships – e-commerce	3 years	3,900	(3,858)	42
Favorable leases, net	Varies	580	(325)	255
Total finite-lived intangibles		73,280	(27,690)	45,590
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(27,690)	$266,654
Amortization expense on finite-lived intangible assets was $1.8 million and $3.5 million in the three and six months ended June 30, 2018, respectively, and $1.8 million and $3.6 million in the three and six months ended June 30, 2017, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and six months ended June 30, 2018 and 2017.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of June 30, 2018 is as follows (in thousands):

Remainder of 2018	$3,499
2019	6,982
2020	6,880
2021	6,880
2022	6,880
Thereafter	7,454
Total	$38,575

Note 5-Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2018, December 31, 2017 and June 30, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Accrued expenses	$4,992	$9,422	$5,067
Other current liabilities	1,932	1,894	2,343
Accrued compensation	2,891	3,998	4,643
Income taxes payable	—	625	—
Accrued expenses and other current liabilities	$9,815	$15,939	$12,053

Note 6-Debt
The Company’s outstanding debt as of June 30, 2018, December 31, 2017 and June 30, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Revolving credit facility(1)	$—	$—	$14,100
Term loan(1)	150,579	154,418	158,773
Capital lease obligations	2,179	2,374	2,594
Total debt(2)	152,758	156,792	175,467
Less: debt issuance costs	(390)	(444)	(501)
Total debt, net of issuance costs	152,368	156,348	174,966
Less: current portion	(8,660)	(8,646)	(22,765)
Long-term portion of debt	$143,708	$147,702	$152,201
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
The Company leases office, retail and warehouse space in New York, New Jersey, California, Texas and China from third parties under non-cancelable operating leases that provide for minimum base rental payments (excluding taxes and other charges). A number of the Company’s store leases provide for contingent rental payments based upon sales. Contingent rental payments have historically not been significant. The leases expire between 2019 and 2028. Total rent expense was $1.5 million and $2.9 million for the three and six months ended June 30, 2018, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2017, respectively.

Future minimum lease payments under the operating leases are as follows (in thousands):

Remainder of 2018	$2,883
2019	5,690
2020	5,210
2021	3,876
2022	2,832
Thereafter	10,025
Total	$30,516
Legal contingencies
From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8-Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the six months ended June 30, 2018:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2017	2,597,294	$10.66
Granted	585,250	18.43
Exercised	(122,090)	3.38
Canceled or forfeited	(115,934)	7.63
Balance as of June 30, 2018	2,944,520	$12.62	8.0	$13,101

Exercisable, June 30, 2018	1,237,480	$7.26	7.2	$10,755
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock of $15.24, as reported on the New York Stock Exchange on June 30, 2018.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.9 million and $1.6 million in the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.1 million in the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $9.3 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 2.8 years. All stock-based compensation expense is recorded in selling, general and administrative expenses.

Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions for the six months ended June 30, 2018:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2017	2,406,537	$6.58
Exercised	(37,260)	2.24
Canceled or forfeited	(22,250)	12.95
Balance as of June 30, 2018	2,347,027	$6.59	7.0	$25,117
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock of $15.24, as reported on the New York Stock Exchange on June 30, 2018.
The Company recognized stock-based compensation cost related to performance-based and market-based vesting options of $0.4 million and $0.8 million in the three and six months ended June 30, 2018, respectively, and $1.1 million and $1.9 million in the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $0.3 million of total unrecognized stock-based compensation cost related to unvested market-based stock options, which is expected to be recognized over a weighted-average period of 0.4 years.
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the six months ended June 30, 2018:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2017	1,248,824	$23.37
Granted	1,129,355	18.49
Vested	(221,181)	26.19
Canceled or forfeited	(60,564)	21.09
Balance as of June 30, 2018	2,096,434	$20.50
As of June 30, 2018, there were 885,520 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $3.3 million and $5.8 million in the three and six months ended June 30, 2018, respectively, and $1.8 million and $2.9 million in the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $37.7 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 3.0 years.
Note 9-Net income per share
The Company computes basic earnings per share using the weighted average number of common shares outstanding. Diluted earnings per share amounts are calculated using the treasury stock method for equity-based compensation awards. The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$1,248	$3,970	$1,938	$6,130

Denominator:
Weighted average common shares outstanding - basic	46,625,915	45,465,723	46,531,264	44,786,305
Diluted common equivalents from stock options	2,595,745	3,751,824	2,658,405	4,461,187
Diluted common equivalents from restricted stock units	153,050	275,147	140,280	266,137
Diluted common equivalents from restricted stock awards	51,217	17,246	34,926	10,818
Weighted average common shares outstanding - diluted	49,425,927	49,509,940	49,364,875	49,524,447

Net income per share:
Basic	$0.03	$0.09	$0.04	$0.14
Diluted	$0.03	$0.08	$0.04	$0.12

Anti-dilutive securities excluded from diluted EPS:
Options to purchase common stock	2,219,821	585,103	2,040,389	849,975
Restricted stock units	394,886	—	425,226	14,365
Restricted stock awards	226,650	—	245,118	—
Total	2,841,357	585,103	2,710,733	864,340

Note 10-Related party transactions
On October 11, 2016, the Company entered into a sublease agreement with Fit for Life, LLC pursuant to which the Company subleased certain office and showroom space in New York, New York. The Chief Executive Officer of Fit for Life, LLC is a former member of the Company’s Board of Directors and a director and stockholder of J.A. Cosmetics Corp., the holder of approximately 8% of the Company’s outstanding common stock as of June 30, 2018. J.A. Cosmetics Corp., however, ceased to be an affiliate of the Company in May 2018. The annual base rent for the sublease is approximately $0.3 million per year and the sublease has a term of 39 months. The Company recognized $0.1 million and $0.2 million in sublease income from Fit for Life, LLC during the three and six months ended June 30, 2018, and $0.1 million during the three and six months ended June 30, 2017. The estimated future sublease income as of June 30, 2018 is $0.5 million.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
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
Overview
We (including our subsidiaries, “e.l.f. Beauty, Inc.,” the “Company,” “us,” “its” and “our”) are one of the fastest growing, most innovative beauty companies in the United States. Driven by our mission to make luxurious beauty accessible for all, we have challenged the traditional belief that quality cosmetic and skin care products are only available at high prices in select channels. We are a true multi-channel brand with strength across e-commerce, national retailers and our e.l.f. stores. Our ability to engage our consumers across multiple touch points differentiates us from traditional mass brands, which typically focus on one channel. We also leverage insights gained from each channel to drive performance across the business. We offer high-quality, prestige-inspired cosmetic and skin care products at extraordinary value. Our price points encourage trial and experimentation, while our commitment to quality and a differentiated consumer engagement model engender loyalty among a passionate and vocal group of consumers.
We believe our success is rooted in our innovation process and ability to build direct consumer relationships. Born as an e-commerce company over a decade ago, we have created a modern consumer engagement and responsive innovation model that keeps our products on-trend and our consumers engaged as brand ambassadors. Our consumers provide us with real-time feedback through reviews and social media, which enables us to refine and augment our product assortment in response to their needs. We are able to launch high-quality products quickly by leveraging our fast-cycle product development and asset-light supply chain. Our products are first launched through our direct channels, including our e.l.f. stores and our e-commerce websites, and distribution is generally only broadened to our retail customers after we receive strong consumer validation from our direct channels.
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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net sales	$59,055	$55,856	$124,975	$116,430
Cost of sales	22,410	19,966	48,122	42,311
Gross profit	36,645	35,890	76,853	74,119
Selling, general and administrative expenses	33,791	32,705	70,025	65,710
Operating income	2,854	3,185	6,828	8,409
Other income (expense), net	509	(244)	(379)	(1,044)
Interest expense, net	(1,989)	(2,387)	(3,952)	(4,543)
Income before provision for income taxes	1,374	554	2,497	2,822
Income tax benefit (provision)	(126)	3,416	(559)	3,308
Net income	$1,248	$3,970	$1,938	$6,130
Comprehensive income	$1,248	$3,970	$1,938	$6,130

	Three months ended June 30,		Six months ended June 30,
(percentage of net sales)	2018	2017	2018	2017
Net sales	100%	100%	100%	100%
Cost of sales	38%	36%	39%	36%
Gross margin	62%	64%	61%	64%
Selling, general and administrative expenses	57%	59%	56%	56%
Operating income	5%	6%	5%	7%
Other income (expense), net	1%	—%	—%	(1)%
Interest expense, net	(3)%	(4)%	(3)%	(4)%
Income before provision for income taxes	2%	1%	2%	2%
Income tax benefit (provision)	—%	6%	—%	3%
Net income	2%	7%	2%	5%
Comprehensive income	2%	7%	2%	5%
Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017
Net sales
Net sales increased $3.2 million, or 6%, to $59.1 million for the three months ended June 30, 2018, from $55.9 million for the three months ended June 30, 2017. The increase was primarily driven by growth in leading national retailers, largely attributable to new customer expansion and additional retailer store locations.
Gross profit
Gross profit increased $0.8 million, or 2%, to $36.6 million for the three months ended June 30, 2018, compared to $35.9 million for the three months ended June 30, 2017. Increased volume accounted for $2.1 million of the increase in gross profit. This was partially offset by a $1.3 million decrease primarily driven by unfavorable movements in foreign exchange rates, partially offset by margin accretive innovation. Gross margin decreased from 64% in the three months ended June 30,

2017, to 62% in the three months ended June 30, 2018, primarily as a result of unfavorable movements in foreign exchange rates, partially offset by margin accretive innovation.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $33.8 million for the three months ended June 30, 2018, an increase of $1.1 million, or 3%, from $32.7 million for the three months ended June 30, 2017. SG&A expenses as a percentage of net sales decreased to 57% for the three months ended June 30, 2018 from 59% for the three months ended June 30, 2017. The $1.1 million increase was primarily a result of increases in stock-based compensation expense, depreciation and amortization expense, and expenses related to the operations of additional e.l.f. stores, partially offset by lower personnel costs and sales and marketing expenses.
Other income (expense), net
Other income (expense), net increased $0.8 million to income of $0.5 million for the three months ended June 30, 2018 from expense of $0.2 million for the three months ended June 30, 2017. This increase was primarily related to favorable foreign exchange rate movements.
Interest expense, net
Interest expense decreased $0.4 million, or 17%, to $2.0 million for the three months ended June 30, 2018, as compared to $2.4 million for the three months ended June 30, 2017. This change was primarily due to the refinancing of our Credit Agreement (as defined below under the heading “Description of indebtedness”) in August 2017, resulting in lower interest rates, and a lower outstanding balance under our Revolving Credit Facility (as defined below under the heading “Description of indebtedness”).
Income tax benefit (provision)
The provision for income taxes increased to $0.1 million, or an effective tax rate of 9%, for the three months ended June 30, 2018 from a tax benefit of $3.4 million, or an effective tax rate of (617%), for the three months ended June 30, 2017. The change was primarily driven by excess tax benefits on stock option exercises and vesting of restricted stock, which decreased to $0.3 million during the three months ended June 30, 2018, as compared to $3.7 million during the three months ended June 30, 2017. The increase in income tax expense was partially offset by a reduction in our U.S. federal statutory rate from 35% to 21% as a result of the tax reform laws effective as of the beginning of 2018.
Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Net sales
Net sales increased $8.5 million, or 7%, to $125.0 million for the six months ended June 30, 2018, from $116.4 million for the six months ended June 30, 2017. The increase was primarily driven by growth in leading national retailers, largely attributable to new customer expansion, the benefit of shelf space acquired in 2017, and additional retailer store locations.
Gross profit
Gross profit increased $2.7 million, or 4%, to $76.9 million for the six months ended June 30, 2018, compared to $74.1 million for the six months ended June 30, 2017. Increased volume accounted for $5.4 million of the increase in gross profit. This was partially offset by a $2.7 million decrease primarily driven by unfavorable movements in foreign exchange rates, customer mix and freight, partially offset by margin accretive innovation. Gross margin decreased from 64% in the six months ended June 30, 2017, to 61% in the six months ended June 30, 2018, primarily as a result of unfavorable movements in foreign exchange rates, customer mix and freight, partially offset by margin accretive innovation.
Selling, general and administrative expenses
SG&A expenses were $70.0 million for the six months ended June 30, 2018, an increase of $4.3 million, or 7%, from $65.7 million for the six months ended June 30, 2017. SG&A expenses as a percentage of net sales remained flat at 56% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The $4.3 million increase was primarily a result of higher investments in sales and marketing, as well as increases in stock-based compensation expense, depreciation and amortization expense, and expenses related to the operations of additional e.l.f. stores, partially offset by lower personnel costs and general and administrative expenses.

Other income (expense), net
Other income (expense), net decreased $0.7 million to expense of $0.4 million for the six months ended June 30, 2018 from expense of $1.0 million for the six months ended June 30, 2017. This decrease was primarily related to favorable foreign exchange rate movements relative to the comparable period.
Interest expense, net
Interest expense decreased $0.5 million, or 13%, to $4.0 million for the six months ended June 30, 2018, as compared to $4.5 million for the six months ended June 30, 2017. This change was primarily due to the refinancing of our Credit Agreement in August 2017, resulting in lower interest rates, and a lower outstanding balance under our Revolving Credit Facility.
Income tax benefit (provision)
The provision for income taxes increased to $0.6 million, or an effective tax rate of 22%, for the six months ended June 30, 2018 from a tax benefit of $3.3 million, or an effective tax rate of (117%), for the six months ended June 30, 2017. The change was primarily driven by excess tax benefits on stock option exercises and vesting of restricted stock, which decreased to $0.2 million during the six months ended June 30, 2018, as compared to $4.4 million during the six months ended June 30, 2017. The increase in income tax expense was partially offset by a reduction in our U.S. federal statutory rate from 35% to 21% as a result of the tax reform laws effective as of the beginning of 2018.

Financial condition, liquidity and capital resources
Overview
As of June 30, 2018, we held $17.4 million of cash and cash equivalents. In addition, as of June 30, 2018, we had borrowing capacity of $49.5 million under our Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion into new retail stores and the general seasonality of our business. As of June 30, 2018, we had working capital, excluding cash, of $65.7 million, compared to $62.2 million as of December 31, 2017. Working capital, excluding cash and debt, was $74.3 million and $70.9 million as of June 30, 2018 and December 31, 2017, respectively.
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

Cash flows

	Six months ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$16,371	$(17,863)
Investing activities	(5,162)	(5,024)
Financing activities	(3,823)	10,946
Net increase (decrease) in cash:	$7,386	$(11,941)
Cash provided by (used in) operating activities
For the six months ended June 30, 2018, net cash provided by operating activities was $16.4 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $20.9 million, offset by unfavorable increases in net working capital of $4.5 million during this period. The increases in net working capital were largely driven by a $18.9 million decrease in accounts payable and accrued expenses, primarily due to payments for inventory ordered at the end of fiscal year 2017. This was partially offset by a $16.9 million decrease in accounts receivable primarily driven by the timing of collection of receivables related to spring 2018 shelf resets.
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

Cash used in investing activities
For the six months ended June 30, 2018, net cash used in investing activities was $5.2 million, compared to $5.0 million for the six months ended June 30, 2017. The increase was primarily driven by the costs of implementation of a new e-commerce platform, as well as the build-out of new e.l.f. stores that opened in 2018.
Cash provided by (used in) financing activities
For the six months ended June 30, 2018, net cash used in financing activities was $3.8 million, primarily driven by $4.1 million in mandatory principal payments under our Term Loan Facility. This was partially offset by $0.5 million of proceeds from the exercise of options to purchase common stock.
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
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of June 30, 2018 was $49.5 million.

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
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% based on our consolidated total net leverage ratio. The interest rate as of June 30, 2018 for the Term Loan Facility was approximately 4.0%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of June 30, 2018, we were in compliance with all applicable covenants.

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
Revenue recognition
We recognize revenue when control of promised goods or services is transferred to a customer in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Control of the substantial majority of the products that we sell will be transferred at a point in time. Factors that determine the specific point in time a customer obtains control and a performance obligation is satisfied when we have a present right to payment for the goods, whether the customer has physical possession and title to the goods, and whether all risks and rewards of ownership have transferred. Delivery is typically considered to have occurred at the time the title and risk of loss passes to the customer.
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
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures over financial reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation, as of June 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, we have established disclosure controls and procedures to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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

•	leverage our high-performance team culture and executional capability to drive operating margins and efficiencies; and

•	pursue strategic extensions, including by leveraging our capabilities in both the team and infrastructure to extend our platform into other growth areas.
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
The growth of our brand depends largely on our ability to provide a high-quality consumer experience, which in turn depends on our ability to bring innovative products to the market at competitive prices that respond to consumer demands and preferences. Additional factors affecting our consumer experience include our ability to provide appealing store sets in retail stores, the maintenance and stocking of those sets by our retail customers, the overall shopping experience provided by our retail customers, a reliable and user-friendly website interface and mobile applications for our consumers to browse and purchase products on our e-commerce websites and an engaging environment in our e.l.f. stores. If we are unable to preserve our reputation, enhance our brand recognition or increase positive awareness of our products and in-store and Internet platforms, it may be difficult for us to maintain and grow our consumer base, and our business, financial condition and results of operations may be materially and adversely affected.
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
A disruption in our operations could materially and adversely affect our business.*
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could have a material adverse effect on our business, financial condition and results of operations.
We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers , and from there to our e.l.f. stores or retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.
Our ability to meet the needs of our consumers, retail customers and our e.l.f. stores depends on the proper operation of our distribution facilities, where most of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or distribution facilities, and any loss, damage or disruption of this facility, or loss or damage of the inventory stored there, could materially and adversely affect our business, financial condition and results of operations.
We rely on third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.*
We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based in China to source and manufacture substantially all of our products. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
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
We have also outsourced significant portions of our distribution process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third-party distributors to sell our products in a number of foreign countries, our warehouses and distribution facilities are managed and staffed by third-party service providers, we are dependent on a single third-party vendor for credit card processing and we utilize a third-party hosting and networking provider to host our web services, including www.elfcosmetics.com and www.elfcosmetics.co.uk. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third-party, may have a material adverse effect on our business, financial condition and results of operations. We are not party to long-term contracts with some of our distributors, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.
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
Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.*
As of June 30, 2018, we had a total of $152.8 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.5 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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
We have significant operations in China, which exposes us to risks inherent in doing business there.*
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of June 30, 2018, we had a team of 69 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—Recent and potential tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.”
Recent and potential tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.*
The United States government has recently imposed increased tariffs on certain imports from China. While the current tariffs do not affect the products that we currently import from China, the current presidential administration has indicated that tariffs may be imposed on additional imports from China, including on items that we import. In retaliation for the current and proposed tariffs, China has already implemented, and announced a plan to impose additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. While it is too early to predict how the recently enacted and proposed tariffs on items imported from China will impact our business, such tariffs could require us to increase prices, which could reduce the competitiveness of our products or, if we do not increase prices, result in lower gross margin on products sold. In either case, increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax law, in our tax rates, or in exposure to additional income tax liabilities or assessments may have a material adverse effect on our business, financial condition and results of operations.*
Changes in law and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, the Tax Cuts and Jobs Act ("2017 Tax Act") has significantly changed U.S. federal tax laws, including reducing the U.S. corporate income tax rate and imposing a one-time transition tax on previously deferred foreign earnings, among others. The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretation and implementing regulations by the Treasury and U.S. Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the 2017 Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.
We collect and remit sales tax in all states that currently impose a sales tax, regardless of whether we have a “nexus” in that particular state. As such, it is not anticipated that the recent Supreme Court decision in Wayfair v. South Dakota will have a meaningful impact on our operations. However, as we continue to expand our business internationally, the application and implementation of existing, new or future international laws regarding indirect taxes (such as a Value Added Tax) may have a material adverse effect on our business, financial condition and results of operations.
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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.*
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, with such withdrawal scheduled to become effective March 29, 2019. In March 2018, the United Kingdom and the European Union reached a transition agreement that grants the United Kingdom and United Kingdom-based businesses full access to the European Union Customs Union and the Single Market until December 2020. The referendum and the ensuing process of the United Kingdom's withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased costs of operations or otherwise harm our business, financial condition and results of operations.*
We are subject to a variety of laws and regulations in the United States and abroad regarding privacy and data protection, some of which can be enforced by private parties or government entities and some of which provide for significant penalties for non-compliance. For example, the General Data Protection Regulation (“GDPR”) allows for a private right of action, imposes stringent EU data protection requirements on companies established in the European Union or companies that offer goods or services to, or monitor the behavior of, individuals in the European Union. The GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 20 million euros or four percent of annual global revenue.
Data privacy continues to remain a matter of interest to lawmakers and regulators. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. For example, on June 28, 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which will go into effect on January 1, 2020. The CCPA introduces significant changes to privacy law for businesses that collect personal information from California residents, including giving consumers statutory rights similar to those granted to consumers under the GDPR. In addition, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive. The proposed ePrivacy Regulation would impose strict opt-in marketing rules, alter rules on cookies, web beacons and similar technology and significantly increase penalties for breach of the rules to the greater of 20 million euros or four percent of annual global revenue. Increased regulation of privacy and data protection may lead to broader restrictions on our activities, our ability to reach our consumers, and our ability to provide our consumers with personalized services and experiences.
Laws and regulations regarding privacy and data protection are also constantly evolving and can be subject to significant change. There is also no harmonized approach to privacy and data protection laws and regulations globally although several frameworks exist. The application, interpretation and enforcement of these laws and regulations may be uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. Changes in, or the interpretation of, a single law or regulation may affect how we comply with others. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.
Compliance with existing, not yet effective, and proposed privacy and data protection laws and regulations can be costly and can delay or impede our ability to market and sell our products, impede our ability to conduct business through websites we and our partners may operate, change and limit the way we use consumer information in operating our business, cause us to have difficulty maintaining a single operating model, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including significant fines and penalties or demands that we modify or cease existing business practices. In addition, if our privacy or data security measures fail to comply with applicable current future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.
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
We sell products for human use. Our products intended for use as cosmetics or skin-care are not generally subject to pre-market approval or registration processes, so we cannot rely upon a government safety panel to qualify or approve our products for use. A product may be safe for the general population when used as directed but could cause an adverse reaction for a person who has a health condition or allergies, or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported adverse reactions, previously unknown adverse reactions could occur. If we discover that any of our products are causing adverse reactions, we could suffer further adverse publicity or regulatory/government sanctions.
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
If we are unable to protect our intellectual property the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.*
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our principal intellectual property assets include the registered trademarks “e.l.f.,” “eyes lips face” and “play beautifully”. Our trademarks are valuable assets that support our brand and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.
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
Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.*
We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our website. Negative commentary or false statements regarding us or our products may be posted on our website or social media platforms and may be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our website. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act (CDA) and Digital Millennium Copyright Act (DMCA) generally protect online service providers from claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
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
Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.*
Our business is highly dependent upon email and other messaging services for promoting our brand, products and e-commerce platforms. We provide emails and “push” communications to inform consumers of new products, shipping specials and other promotions. We believe these messages are an important part of our consumer experience. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open or read our messages, our business, financial condition and results of operations may be materially adversely affected. Changes in how web and mail services block, organize and prioritize email may reduce the number of subscribers who receive or open our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications to consumers may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage consumers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our consumers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by consumers could materially adversely affect our business, financial condition and operating results.
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
An active trading market for our common stock may not be sustained, and the market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.*
Although our common stock is listed on the NYSE, there can be no assurances that an active trading market for our common stock will be sustained. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at the time or price they would like to sell.
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
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.*
We had approximately 202.4 million shares of common stock authorized but unissued and 47,581,682 shares of common stock outstanding as of July 31, 2018. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
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

The holders of up to 23,636,752 shares of our common stock, or approximately 50% of our outstanding common stock based on shares outstanding as of July 31, 2018, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth, J.A. Cosmetics Corp. and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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
As of June 30, 2018, TPG Growth held approximately 28% of our common stock, our Chief Executive Officer, Mr. Amin (and certain family trusts of Mr. Amin), held approximately 11% of our common stock, and J.A. Cosmetics Corp. (an affiliate of our founders and a party to the Stockholders Agreement) held approximately 8% of our common stock. However, due to the Stockholders Agreement, TPG Growth may be deemed to beneficially own a majority of our common stock. Accordingly, TPG Growth, Mr. Amin and J.A. Cosmetics Corp. exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.
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

e.l.f. Beauty, Inc.

August 9, 2018	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman and Chief Executive Officer

August 9, 2018	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer