Form 10-Q
period 2018-09-30
e.l.f. Beauty, Inc.
filed 2018-11-06
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non- accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2018 was 48,254,861 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017	September 30, 2017
Assets
Current assets:
Cash	$33,648	$10,059	$5,677
Accounts receivable, net	31,762	44,634	35,627
Inventory, net	53,365	62,679	63,571
Prepaid expenses and other current assets	6,756	6,272	8,302
Total current assets	125,531	123,644	113,177
Property and equipment, net	18,184	18,037	16,635
Intangible assets, net	100,621	105,882	107,636
Goodwill	157,264	157,264	157,264
Investments	2,875	2,875	2,875
Other assets	9,856	9,542	9,433
Total assets	$414,331	$417,244	$407,020

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$9,067	$8,646	$18,140
Accounts payable	16,072	26,776	21,007
Accrued expenses and other current liabilities	10,803	15,939	12,937
Total current liabilities	35,942	51,361	52,084
Long-term debt and capital lease obligations	141,309	147,702	149,690
Deferred tax liabilities	20,409	21,341	34,408
Other long-term liabilities	3,050	2,977	2,878
Total liabilities	200,710	223,381	239,060

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2018, December 31, 2017 and September 30, 2017; 47,994,581, 46,617,830 and 46,242,817 shares issued and outstanding as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively	471	463	459
Additional paid-in capital	734,323	720,372	715,953
Accumulated deficit	(521,173)	(526,972)	(548,452)
Total stockholders' equity	213,621	193,863	167,960
Total liabilities and stockholders' equity	$414,331	$417,244	$407,020
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$63,889	$71,865	$188,864	$188,295
Cost of sales	24,920	28,952	73,042	71,264
Gross profit	38,969	42,913	115,822	117,031
Selling, general and administrative expenses	32,656	33,133	102,681	98,843
Operating income	6,313	9,780	13,141	18,188
Other income (expense), net	360	(379)	(19)	(1,422)
Interest expense, net	(1,901)	(2,262)	(5,853)	(6,805)
Income before provision for income taxes	4,772	7,139	7,269	9,961
Income tax benefit (provision)	(857)	(1,274)	(1,416)	2,034
Net income	$3,915	$5,865	$5,853	$11,995
Comprehensive income	$3,915	$5,865	$5,853	$11,995
Net income per share:
Basic	$0.08	$0.13	$0.13	$0.27
Diluted	$0.08	$0.12	$0.12	$0.24
Weighted average shares outstanding:
Basic	46,765,366	45,813,801	46,610,155	45,132,567
Diluted	49,123,703	49,283,247	49,285,342	49,462,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,853	$11,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,905	10,676
Stock-based compensation expense	12,464	9,720
Amortization of debt issuance costs and discount on debt	596	605
Deferred income taxes	(914)	(1)
Other, net	192	435
Changes in operating assets and liabilities:
Accounts receivable	12,795	1,993
Inventories	9,314	5,837
Prepaid expenses and other assets	(2,766)	(13,030)
Accounts payable and accrued expenses	(15,480)	(34,067)
Other liabilities	72	(330)
Net cash provided by (used in) operating activities	35,031	(6,167)

Cash flows from investing activities:
Purchase of property and equipment	(6,456)	(4,371)
Investment in equity securities	—	(2,875)
Net cash used in investing activities	(6,456)	(7,246)

Cash flows from financing activities:
Proceeds from revolving line of credit	2,000	24,100
Repayment of revolving line of credit	(2,000)	(14,600)
Repayment of long term debt	(6,188)	(6,188)
Debt issuance costs paid	—	(519)
Cash received from issuance of common stock	1,495	1,309
Other, net	(293)	(307)
Net cash provided by (used in) financing activities	(4,986)	3,795

Net increase (decrease) in cash	23,589	(9,618)
Cash - beginning of period	10,059	15,295
Cash - end of period	$33,648	$5,677
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2018 and September 30, 2017, and its results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company sells a variety of beauty products but does not consider them to be meaningfully different revenue streams given similarities in the nature of the products, the target consumer, and the innovation and distribution processes.
The following table provides disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers.

	Three months ended September 30,		Nine months ended September 30,
Net sales by geographic region:	2018	2017	2018	2017
United States	$56,666	$63,320	$171,811	$169,649
International	7,223	8,545	17,053	18,646
Total net sales	$63,889	$71,865	$188,864	$188,295
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
As of September 30, 2018, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.
Practical expedients
The Company has elected to record revenue net of taxes collected from customers and exclude the amounts from the transaction price. The Company includes in revenue any taxes assessed on the Company's total gross receipts for which it has the primary responsibility to pay the tax.
The Company has elected not to disclose revenues related to remaining performance obligations for partially completed or unfulfilled contracts that are expected to be fulfilled within one year as such amounts were insignificant.

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

January 1, 2018
The Company adopted ASC 606 on a modified retrospective basis, and recognized a net reduction of $0.1 million to the opening balance of retained earnings, net of tax for the cumulative effect of applying the new standard. The results for periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard impacted net sales and accounts receivable. Net sales would have been $0.2 million and $0.8 million higher in the three and nine months ended September 30, 2018, respectively. Accounts receivable would have been $0.9 million higher under the previous standard as of September 30, 2018.

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
January 1, 2019
The Company expects the standard to result in a material increase in long-term assets and long-term liabilities related to operating leases currently not recorded on the balance sheet. The Company is currently completing its implementation efforts and is continuing to evaluate other possible impacts of the adoption of this standard on its consolidated financial statements and related disclosures.

ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40)
The standard will require customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Certain implementation costs incurred during the application development stage would be deferred and capitalized (e.g., costs of integration with on-premises software, coding, configuration, customization). Other costs incurred during the preliminary project and post-implementation stages would be expensed (e.g., planning the project, training, maintenance after implementation, data conversion). The amendments in the ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.
		January 1, 2020	The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

Note 3-Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and nine months ended September 30, 2018 or 2017, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and nine months ended September 30, 2018.

Note 4-Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of September 30, 2018, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(32,107)	$36,693
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Favorable leases, net	Varies	580	(452)	128
Total finite-lived intangibles		73,280	(36,459)	36,821
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(36,459)	$257,885
Information regarding the Company’s goodwill and intangible assets as of December 31, 2017, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(26,947)	$41,853
Customer relationships – e-commerce	3 years	3,900	(3,875)	25
Favorable leases, net	Varies	580	(376)	204
Total finite-lived intangibles		73,280	(31,198)	42,082
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(31,198)	$263,146
Information regarding the Company’s goodwill and intangible assets as of September 30, 2017, is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(25,227)	$43,573
Customer relationships – e-commerce	3 years	3,900	(3,867)	33
Favorable leases, net	Varies	580	(350)	230
Total finite-lived intangibles		73,280	(29,444)	43,836
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(29,444)	$264,900
Amortization expense on finite-lived intangible assets was $1.8 million and $5.3 million in the three and nine months ended September 30, 2018, respectively, and $1.7 million and $5.4 million in the three and nine months ended September 30, 2017, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and nine months ended September 30, 2018 and 2017.

The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of September 30, 2018 is as follows (in thousands):

Remainder of 2018	$1,745
2019	6,982
2020	6,880
2021	6,880
2022	6,880
Thereafter	7,454
Total	$36,821

Note 5-Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2018, December 31, 2017 and September 30, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Accrued expenses	$5,228	$9,422	$4,320
Other current liabilities	1,570	1,894	1,871
Accrued compensation	4,005	3,998	6,746
Income taxes payable	—	625	—
Accrued expenses and other current liabilities	$10,803	$15,939	$12,937
Note 6-Debt
The Company’s outstanding debt as of September 30, 2018, December 31, 2017 and September 30, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Revolving credit facility(1)	$—	$—	$9,500
Term loan(1)	148,659	154,418	156,332
Capital lease obligations	2,079	2,374	2,469
Total debt(2)	150,738	156,792	168,301
Less: debt issuance costs	(362)	(444)	(471)
Total debt, net of issuance costs	150,376	156,348	167,830
Less: current portion	(9,067)	(8,646)	(18,140)
Long-term portion of debt	$141,309	$147,702	$149,690
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
The Company leases office, retail and warehouse space in New York, New Jersey, California, Texas and China from third parties under non-cancelable operating leases that provide for minimum base rental payments (excluding taxes and other charges). A number of the Company’s store leases provide for contingent rental payments based upon sales. Contingent rental payments have historically not been significant. The leases expire between 2019 and 2028. Total rent expense was $1.4 million and $4.3 million for the three and nine months ended September 30, 2018, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2017, respectively.
Future minimum lease payments under the operating leases are as follows (in thousands):

Remainder of 2018	$1,371
2019	5,375
2020	5,210
2021	3,876
2022	2,832
Thereafter	10,025
Total	$28,689
Legal contingencies
From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8-Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the nine months ended September 30, 2018:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2017	2,597,294	$10.66
Granted	585,250	18.43
Exercised	(147,210)	3.19
Canceled or forfeited	(186,572)	9.77
Balance as of September 30, 2018	2,848,762	$12.70	7.7	$9,647

Exercisable, September 30, 2018	1,479,548	$9.06	6.9	$8,172
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock of $12.73, as reported on the New York Stock Exchange on September 28, 2018 (the last trading day prior to September 30, 2018).
The Company recognized stock-based compensation cost related to service-based vesting options of $0.8 million and $2.4 million in the three and nine months ended September 30, 2018, respectively, and $0.7 million and $1.8 million in the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $8.1 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 2.7 years. All stock-based compensation expense is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions for the nine months ended September 30, 2018:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2017	2,406,537	$6.58
Exercised	(309,105)	3.32
Canceled or forfeited	(22,250)	12.95
Balance as of September 30, 2018	2,075,182	$6.99	6.6	$17,748
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock of $12.73, as reported on the New York Stock Exchange on September 28, 2018 (the last trading day prior to September 30, 2018).
The Company recognized stock-based compensation cost related to performance-based and market-based vesting options of $0.2 million and $1.1 million in the three and nine months ended September 30, 2018, respectively, and $1.1 million and $2.9 million in the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $0.1 million of total unrecognized stock-based compensation cost related to unvested market-based stock options, which is expected to be recognized over a weighted-average period of 0.1 years.
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the nine months ended September 30, 2018:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2017	1,248,824	$23.37
Granted	1,277,485	17.96
Vested	(337,115)	23.08
Canceled or forfeited	(163,685)	20.27
Balance as of September 30, 2018	2,025,509	$20.25
As of September 30, 2018, there were 885,520 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $3.2 million and $9.0 million in the three and nine months ended September 30, 2018, respectively, and $2.0 million and $5.0 million in the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $34.5 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.9 years.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$3,915	$5,865	$5,853	$11,995

Denominator:
Weighted average common shares outstanding - basic	46,765,366	45,813,801	46,610,155	45,132,567
Diluted common equivalents from stock options	2,314,970	3,241,620	2,543,927	4,064,723
Diluted common equivalents from restricted stock units	43,367	227,826	107,975	256,394
Diluted common equivalents from restricted stock awards	—	—	23,285	8,482
Weighted average common shares outstanding - diluted	49,123,703	49,283,247	49,285,342	49,462,166

Net income per share:
Basic	$0.08	$0.13	$0.13	$0.27
Diluted	$0.08	$0.12	$0.12	$0.24

Anti-dilutive securities excluded from diluted EPS:
Options to purchase common stock	2,194,124	601,749	2,091,634	503,516
Restricted stock units	849,977	444,274	566,810	13,688
Restricted stock awards	885,520	302,200	458,585	—
Total	3,929,621	1,348,223	3,117,029	517,204

Note 10-Related party transactions
On October 11, 2016, the Company entered into a sublease agreement with Fit for Life, LLC pursuant to which the Company subleased certain office and showroom space in New York, New York. The Chief Executive Officer of Fit for Life, LLC is a former member of the Company’s Board of Directors and a director and stockholder of J.A. Cosmetics Corp. In May 2018, J.A. Cosmetics Corp. ceased to be an affiliate of the Company. The Company recognized $0.1 million and $0.2 million in sublease income from Fit for Life, LLC in both the three and nine months ended September 30, 2018 and 2017, respectively. The sublease terminated on August 31, 2018.

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
Overview
e.l.f. Beauty, Inc. (including its subsidiaries, the “Company,” “we,” “us,” “its” and “our”) is one of the most innovative beauty companies in the United States. Driven by our mission to make luxurious beauty accessible for all, we have challenged the traditional belief that quality cosmetic and skin care products are only available at high prices in select channels. We are a true multi-channel brand with strength across e-commerce, national retailers and our e.l.f. stores. Our ability to engage our consumers across multiple touch points differentiates us from traditional mass brands, which typically focus on one channel. We also leverage insights gained from each channel to drive performance across the business. We offer high-quality, prestige-inspired cosmetic and skin care products at extraordinary value. Our price points encourage trial and experimentation, while our commitment to quality and a differentiated consumer engagement model engender loyalty among a passionate and vocal group of consumers.
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
Seasonality and trends
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
Recent tariffs have impacted certain products that we import from China which, without mitigation, will increase our cost of goods and may lower our gross profit and gross margin in future periods. We are currently evaluating various initiatives, including but not limited to, negotiating lower prices with our suppliers and selectively increasing prices on certain products, to mitigate the impact of the tariffs on our results of operations. In addition, any favorable movements in foreign exchange rates may reduce the impact of the tariffs. We cannot provide any assurances that these mitigation initiatives will be successful.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net sales	$63,889	$71,865	$188,864	$188,295
Cost of sales	24,920	28,952	73,042	71,264
Gross profit	38,969	42,913	115,822	117,031
Selling, general and administrative expenses	32,656	33,133	102,681	98,843
Operating income	6,313	9,780	13,141	18,188
Other income (expense), net	360	(379)	(19)	(1,422)
Interest expense, net	(1,901)	(2,262)	(5,853)	(6,805)
Income before provision for income taxes	4,772	7,139	7,269	9,961
Income tax benefit (provision)	(857)	(1,274)	(1,416)	2,034
Net income	$3,915	$5,865	$5,853	$11,995
Comprehensive income	$3,915	$5,865	$5,853	$11,995

	Three months ended September 30,		Nine months ended September 30,
(percentage of net sales)	2018	2017	2018	2017
Net sales	100%	100%	100%	100%
Cost of sales	39%	40%	39%	38%
Gross margin	61%	60%	61%	62%
Selling, general and administrative expenses	51%	46%	54%	52%
Operating income	10%	14%	7%	10%
Other income (expense), net	1%	(1)%	—%	(1)%
Interest expense, net	(3)%	(3)%	(3)%	(4)%
Income before provision for income taxes	7%	10%	4%	5%
Income tax benefit (provision)	(1)%	(2)%	(1)%	1%
Net income	6%	8%	3%	6%
Comprehensive income	6%	8%	3%	6%
Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017
Net sales
Net sales decreased $8.0 million, or 11%, to $63.9 million for the three months ended September 30, 2018, from $71.9 million for the three months ended September 30, 2017. The decrease was primarily attributable to a decline in sales to discount channel customers, as well as certain pipeline shipments in the third quarter of 2017.

Gross profit
Gross profit decreased $3.9 million, or 9%, to $39.0 million for the three months ended September 30, 2018, compared to $42.9 million for the three months ended September 30, 2017. Lower volume accounted for $4.8 million of the decrease in gross profit. This was partially offset by a $0.8 million increase primarily driven by changes in customer mix and margin accretive innovation, partially offset by unfavorable movements in foreign exchange rates. Gross margin increased from 60% in the three months ended September 30, 2017 to 61% in the three months ended September 30, 2018, primarily as a result of changes in customer mix and margin accretive innovation, partially offset by unfavorable movements in foreign exchange rates.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $32.7 million for the three months ended September 30, 2018, a decrease of $0.5 million, or 1%, from $33.1 million for the three months ended September 30, 2017. SG&A expenses as a percentage of net sales increased to 51% for the three months ended September 30, 2018 from 46% for the three months ended September 30, 2017. The $0.5 million decrease was primarily a result of decreases in personnel, warehousing and logistics, and general and administrative expenses, partially offset by higher investments in sales and marketing.
Other income (expense), net
Other income (expense), net increased $0.7 million to income of $0.4 million for the three months ended September 30, 2018 from expense of $0.4 million for the three months ended September 30, 2017. This increase was primarily related to favorable foreign exchange rate movements.
Interest expense, net
Interest expense decreased $0.4 million, or 16%, to $1.9 million for the three months ended September 30, 2018, as compared to $2.3 million for the three months ended September 30, 2017. This change was primarily due to the refinancing of our Credit Agreement (as defined below under the heading “Description of indebtedness”) in August 2017, as well as a lower outstanding balance under our Revolving Credit Facility (as defined below under the heading “Description of indebtedness”), partially offset by an increase in LIBOR.
Income tax benefit (provision)
The provision for income taxes decreased to $0.9 million, or an effective tax rate of 18%, for the three months ended September 30, 2018 from $1.3 million, or an effective tax rate of 18%, for the three months ended September 30, 2017. The change in the provision for income taxes was primarily driven by a $2.4 million decrease in pretax net income from $7.2 million to $4.8 million and the reduction in our U.S. federal statutory rate from 35% to 21% as a result of the tax reform laws effective as of the beginning of 2018. The provision for income taxes for the period ended September 30, 2017 was further offset by the release of a reserve for uncertain tax positions due to the lapse of a statute of limitations of $0.6 million.
Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

Net sales
Net sales increased $0.6 million to $188.9 million for the nine months ended September 30, 2018, from $188.3 million for the nine months ended September 30, 2017. The increase was primarily driven by growth in leading national retailers, offset by a decline in sales to discount channel customers.
Gross profit
Gross profit decreased $1.2 million, or 1%, to $115.8 million for the nine months ended September 30, 2018, compared to $117.0 million for the nine months ended September 30, 2017. Higher volume drove a $0.4 million increase in gross profit, which was offset by a $1.6 million decrease primarily driven by unfavorable movements in foreign exchange rates, partially offset by changes in customer mix and margin accretive innovation. Gross margin decreased from 62% in the nine months ended September 30, 2017 to 61% in the nine months ended September 30, 2018, primarily as a result of unfavorable movements in foreign exchange rates, partially offset by changes in customer mix and margin accretive innovation.
Selling, general and administrative expenses
SG&A expenses were $102.7 million for the nine months ended September 30, 2018, an increase of $3.8 million, or 4%, from $98.8 million for the nine months ended September 30, 2017. SG&A expenses as a percentage of net sales increased to 54%

for the nine months ended September 30, 2018, as compared to 52% for the nine months ended September 30, 2017. The $3.8 million increase was primarily a result of higher investments in sales and marketing, expenses related to our e.l.f. stores, and an increase in depreciation and amortization expense, partially offset by decreases in personnel, warehousing and logistics, and general and administrative expenses.
Other income (expense), net
Other income (expense), net was approximately zero for the nine months ended September 30, 2018 as compared to expense of $1.4 million for the nine months ended September 30, 2017. This increase was primarily related to favorable foreign exchange rate movements relative to the comparable period.
Interest expense, net
Interest expense decreased $1.0 million, or 14%, to $5.9 million for the nine months ended September 30, 2018, as compared to $6.8 million for the nine months ended September 30, 2017. This change was primarily due to the refinancing of our Credit Agreement in August 2017, as well as a lower outstanding balance under our Revolving Credit Facility, partially offset by an increase in LIBOR.
Income tax benefit (provision)
The provision for income taxes increased to $1.4 million, or an effective tax rate of 19%, for the nine months ended September 30, 2018 from a tax benefit of $2.0 million, or an effective tax rate of (20%), for the nine months ended September 30, 2017. The change was primarily driven by lower excess tax benefits on stock option exercises and vesting of restricted stock, which decreased to $0.7 million during the nine months ended September 30, 2018, as compared to $4.9 million during the nine months ended September 30, 2017. This was partially offset by a reduction in our U.S. federal statutory rate from 35% to 21% as a result of the tax reform laws effective as of the beginning of 2018.

Financial condition, liquidity and capital resources
Overview
As of September 30, 2018, we held $33.6 million of cash and cash equivalents. In addition, as of September 30, 2018, we had borrowing capacity of $49.5 million under our Revolving Credit Facility.
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives, including investments in infrastructure, digital capabilities, expansion into additional national retailer store locations and expansion of our e.l.f. store base. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion into new retail stores and the general seasonality of our business. As of September 30, 2018, we had working capital, excluding cash, of $55.9 million, compared to $62.2 million as of December 31, 2017. Working capital, excluding cash and debt, was $65.0 million and $70.9 million as of September 30, 2018 and December 31, 2017, respectively.
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

Cash flows

	Nine months ended September 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$35,031	$(6,167)
Investing activities	(6,456)	(7,246)
Financing activities	(4,986)	3,795
Net increase (decrease) in cash:	$23,589	$(9,618)
Cash provided by (used in) operating activities
For the nine months ended September 30, 2018, net cash provided by operating activities was $35.0 million. This included net income, before deducting depreciation, amortization and other non-cash items of $31.1 million and decreases in net working capital of $3.9 million. The decreases in net working capital were largely driven by a $15.5 million decrease in accounts payable and accrued expenses, primarily due to payments for inventory ordered at the end of fiscal year 2017. This was partially offset by a $12.8 million decrease in accounts receivable and a $9.3 million decrease in inventory, primarily driven by a continued focus on working capital optimization.
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
Cash used in investing activities
For the nine months ended September 30, 2018, net cash used in investing activities was $6.5 million, compared to $7.2 million for the nine months ended September 30, 2017. The decrease was primarily driven by an investment in a social media analytics company in the second quarter of 2017 that did not occur in the current period. This was partially offset by an increase in implementation costs of a new e-commerce platform, as well as the build-out of new e.l.f. stores that opened in 2018.
Cash provided by (used in) financing activities
For the nine months ended September 30, 2018, net cash used in financing activities was $5.0 million, primarily driven by $6.2 million in mandatory principal payments under our Term Loan Facility. This was partially offset by $1.5 million of proceeds from the exercise of options to purchase common stock.
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
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a

$7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of September 30, 2018 was $49.5 million.
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
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% based on our consolidated total net leverage ratio. The interest rate as of September 30, 2018 for the Term Loan Facility was approximately 4.4%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of September 30, 2018, we were in compliance with all applicable financial covenants.

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
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures over financial reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation, as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, we have established disclosure controls and procedures to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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
A disruption in our operations could materially and adversely affect our business.*
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our e.l.f. stores or retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.
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
Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.*
As of September 30, 2018, we had a total of $150.7 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.5 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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
We have significant operations in China, which exposes us to risks inherent in doing business there.*
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of September 30, 2018, we had a team of 69 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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
Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.*
The United States government has recently imposed increased tariffs on certain imports from China, some of which cover products that we import from that country. The current presidential administration has indicated that further tariffs on imports from China may be imposed in the near future. Current tariffs, and the proposed tariffs may increase our cost of goods, which may result in lower gross margin on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products and consumer purchases thereof could potentially be reduced. In either case, increased tariffs on imports from China could materially and adversely affect our business, financial condition and results of operations.

Furthermore, in retaliation for the current and proposed tariffs, China has already implemented, and announced a plan to impose additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. Trade restrictions implemented by the United States or other countries in connection with a global trade war could materially and adversely affect our business, financial condition and results of operations.

Changes in tax law, in our tax rates, or in exposure to additional income tax liabilities or assessments could materially and adversely affect our business, financial condition and results of operations.*
Changes in law and policy relating to taxes could materially and adversely affect our business, financial condition and results of operations. For example, the Tax Cuts and Jobs Act ("2017 Tax Act") has significantly changed U.S. federal tax laws, including reducing the U.S. corporate income tax rate and imposing a one-time transition tax on previously deferred foreign earnings, among others. The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretation and implementing regulations by the Treasury and U.S. Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the 2017 Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.
We collect and remit sales tax in all states that currently impose a sales tax, regardless of whether we have a “nexus” in that particular state. As such, we do not anticipate that the recent Supreme Court decision in Wayfair v. South Dakota will have a meaningful impact on our operations. However, as we continue to expand our business internationally, the application and implementation of existing, new or future international laws regarding indirect taxes (such as a Value Added Tax) could materially and adversely affect our business, financial condition and results of operations.
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
Furthermore, it is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all, which could materially and adversely affect our business, financial condition and results of operations.
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
Increasing the number of e.l.f. stores may not be successful and will subject us to risks associated with long-term non-cancelable leases and increased capital requirements that may materially and adversely affect our business, financial condition and results of operations.
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
We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our Revolving Credit Facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially and adversely affect our business.
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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.*
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, with such withdrawal scheduled to become effective March 29, 2019. In March 2018, the United Kingdom and the European Union reached a transition agreement that grants the United Kingdom and United Kingdom-based businesses full access to the European Union Customs Union and the Single Market until December 2020. The referendum and the ensuing process of the United Kingdom's withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material and adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition and results of operations.
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
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.*
We had approximately 201.7 million shares of common stock authorized but unissued and 48,254,861 shares of common stock outstanding as of October 31, 2018. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
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
The holders of up to 23,600,048 shares of our common stock, or approximately 49% of our outstanding common stock based on shares outstanding as of October 31, 2018, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth, J.A. Cosmetics Corp. and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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
As of September 30, 2018, TPG Growth held approximately 28% of our common stock, and our Chief Executive Officer, Mr. Amin (and certain family trusts of Mr. Amin), held approximately 12% of our common stock. Under the Stockholders Agreement, TPG Growth may also be deemed to beneficially own approximately 46% of the outstanding shares of our common stock. Accordingly, TPG Growth and Mr. Amin exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.
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
Concentrated control by TPG Growth and Mr. Amin limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. TPG Growth's and Mr. Amin's combined voting control may also discourage or block transactions involving a change of control of our company, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price. For example, concentration of control by TPG Growth and Mr. Amin could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.
Moreover, TPG Growth and Mr. Amin are not prohibited from selling their shares of common stock to a third party and may do so without stockholder approval and without providing for a purchase of shares of common stock held by other stockholders. Accordingly, shares of our common stock may be worth less than they would be if TPG Growth and Mr. Amin did not maintain significant influence over our company.
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
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that stockholders might consider favorable.*
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things:

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

•	these provisions prohibit stockholder action by written consent;

•
these provisions provide for the removal of directors only for cause and only upon affirmative vote of holders of at least 75% of the shares of common stock entitled to vote generally in the election of directors; and

•	these provisions require the amendment of certain provisions only by the affirmative vote of at least 75% of the shares of common stock entitled to vote generally in the election of directors.
Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for other stockholders to elect directors of their choosing and to cause us to take other corporate actions they may desire.
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

e.l.f. Beauty, Inc.

November 6, 2018	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman and Chief Executive Officer

November 6, 2018	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer