Form 10-K
period 2018-12-31
e.l.f. Beauty, Inc.
filed 2019-02-28
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $424.9 million.
The number of shares of registrant’s Common Stock outstanding as of February 15, 2019 was 48,820,126.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

e.l.f. Beauty, Inc.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” ”believe,” “contemplate,” “continue,” "could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” and elsewhere in this Annual Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I
Item 1. Business.
Overview
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”), which conducts business under the name e.l.f. Cosmetics, makes luxurious beauty accessible for all by offering high-quality, prestige-inspired cosmetic and skin care products at extraordinary value. Established in 2004 as an e-commerce business, the Company has become a multi-channel brand with strength across multiple channels.

•
e-commerce.   Our e-commerce business serves as a strong source of sales and an important component of our engagement and innovation model. We have nurtured a loyal, highly active online community for over a decade. Our foundation as an e-commerce company and our digital engagement model drive conversion on elfcosmetics.com, where we sell our full product offering.

•	National retailers. We currently sell our products in the United States in the mass, drug store, food, and specialty retail channels.

•	International. e.l.f. products are sold in a number of international markets, including the United Kingdom, Canada, Mexico and Germany.
Since 2014, we have made significant investments in our business by adding top talent and building our functional capabilities. We have developed strong consumer relationships through our differentiated engagement model; accelerated our first-to-mass innovation capability, including our first category adjacency in skin care; expanded our distribution; and significantly strengthened our operations.
Product
Our portfolio spans the eyes, lips, face, kits, tools and skin care categories. Our consumers recognize our ability to provide a broad assortment of high-quality, prestige-inspired products at an extraordinary value. We do not define ourselves as strictly mass or prestige or limit our product availability to select channels. The majority of our products retail for $6 or less, providing a low-risk way for consumers to try new products. From formulation to package design, our products deliver quality and innovation at a fraction of prestige prices, encouraging frequent consumer purchasing and experimentation without the guilt of overspending.
All e.l.f. products are hypoallergenic, non-comedogenic and vegan and do not contain any animal-derived ingredients. We do not test on animals or endorse such practices, nor do we use ingredients that are tested on animals. We have been designated as a “cruelty-free” company by People for the Ethical Treatment of Animals (PETA). Our products are also free from parabens, phthalates, microbeads, and sulfates.
Marketing
The Company has deployed a low-cost, consumer-centric marketing model. Total expenses for advertising and promotions in the year ended December 31, 2018 were $10.2 million, approximately 4% of our net sales.
Our consumers have been our best advocates, growing the e.l.f. brand virally through strong word of mouth. Many are very active in social media, write reviews of our products online and generate content on Instagram, Facebook, Twitter, YouTube and other social media outlets. Over 31 million people visited our e-commerce websites and/or followed us on social media in 2018. Our e-commerce websites reflect our passionate consumer base with approximately 136,000 ratings. Our digital content inspires our fans with looks and products they love and avoids common industry messaging that beauty is about perfection.
Relative to the overall cosmetics category, our brand over-indexes with Millennials, multi-cultural consumers and some of the heaviest users in the category. This attractive and loyal consumer base supports high sales per linear foot and high category sales for our retail customers.
Innovation
We believe innovation is key to our success and that we are a leader in the industry in speed and new product introductions. We leverage multiple sources of inspiration to develop our new product ideas, including global trend assessments, supplier and industry research, strategic customer input and consumer feedback and insights. Our innovation strategy is underpinned by three key pillars to delight consumers:

•
First-to-mass. “First-to-mass” products are inspired by trends in prestige beauty that we bring to the mass market. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for how they can achieve on-trend looks, but at an accessible price. Examples include the e.l.f. Mineral Infused Face Primer at $6 versus a prestige primer at $36, e.l.f. Poreless Putty Primer at $8 versus a prestige primer at $52, the e.l.f. Beauty Shield Magnetic Mask at $24 versus a similar type of mask at $75, and the e.l.f. 16HR Camo Concealer at $5 versus a similar type of concealer at $27.

•
Core expansion. Core expansion products are those trend-inspired products across eyes, lips, face and tools that augment our assortment and deliver extraordinary value across price points. We consistently evaluate our core offerings and develop new products based on category trends, consumer feedback, and other market intelligence.

•
Adjacencies. We believe that we can reapply our model to launch products into adjacent categories. For example, we entered the skin care category in 2015 with a high-quality skin care product assortment.

We leverage insights gained from each channel to drive performance across the business. Our direct channel enables us to analyze sales results, reviews, and feedback through social media to provide a quick indication of a product’s performance. We use this valuable data to introduce validated, best-selling products to retail, which drives leading performance relative to others in the category.
Unlike many beauty companies that launch products in concert with the timing of when retailers rearrange or restock products, we leverage our multi-channel model to launch products throughout the year and test in our direct channel.
Markets and competition
The cosmetics category primarily consists of face makeup, eye makeup, lip products, nail products and cosmetics sets/kits and excludes beauty tools and accessories such as brushes and applicators. Cosmetics are broadly sold through food, drug and mass channels, as well as through department stores and direct and specialty channels. The cosmetics industry is relatively concentrated, with a significant portion of cosmetics retail sales in the United States generated by brands owned by a few large multinational companies, such as L’Oreal, Estee Lauder, Revlon, Coty and Shiseido. These large multinational companies own many brands across mass and prestige cosmetics and e.l.f. is one of a small number of brands that is independent. In addition to the traditional brands against which we compete, small independent companies continue to enter the market with new brands and customized product offerings.

Customers
Walmart and Target accounted for 30% and 21%, respectively, of our net sales in 2018. No other individual customer accounted for 10% or more of the Company's net sales in 2018. The Company expects that Walmart and Target and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales in the future.
As is customary in the industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.
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
Manufacturing process
Our manufacturing process centers on close collaboration with a network of third-party manufacturers in China and, more recently, the United States. We believe what differentiates us is our ability to drive speed, quality and efficient production. We leverage high annual unit volumes with our suppliers to have them quickly produce small quantities of a new product so that we can launch online in as few as 13 weeks from concept and 20 weeks on average. These early sales provide us with validation data to determine which products to introduce at our national retail customers. Based on what we decide to scale up, we believe we can provide higher, more reliable, longer-term volumes to our manufacturers.
We have improved our internal team and supply network to drive even higher quality, while keeping our flexible and low-cost structure. We have ample manufacturing capacity as well as redundant capability in the event that one or more suppliers cannot meet our needs. Our broad supply base gives us the ability to fulfill our product requirements and remain cost competitive.
Ingredients and packaging
We work closely with our suppliers on new product innovation and quality. Our innovation team creates our formulas and our suppliers produce to our specifications. We are not overly dependent on any single formula raw material. These raw materials are broadly available and have regular quality testing for ingredient integrity.
Our team members create our component and secondary packaging specifications and source their production. We have multiple component and packaging suppliers in place with ample back-up capacity. Our co-packers purchase from our packaging suppliers at our pre-negotiated specifications and rates. This allows us to efficiently manage our packaging quality, capacity and cost.
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
Warehousing, distribution and logistics
We opened a new distribution center in Columbus, Ohio in 2018 to expand our e-commerce distribution capabilities. In conjunction with our existing distribution center in Ontario, California, this new facility supports multi-channel shipping, with the ability to pick and ship directly to e-commerce consumers, national retail customers and international customers. We have also invested capital in picking, packaging, scanning, and conveying technology to more fully automate our processes. Our Ontario facility and our Columbus facility are both operated by a leading third-party logistics provider. Additionally, we utilize third-party logistics providers in Canada and the United Kingdom to distribute to certain international customers.
Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth calendar quarters typically being higher than in the first and second calendar quarters. The higher net sales in the third and fourth calendar quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the third or fourth calendar quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth calendar quarters, we are required to make investments in working capital during the second and third calendar quarters. For more information regarding our working capital requirements see Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Financial condition, liquidity and capital resources.” Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major customers as well as our expansion into new customers.
Trademarks and other intellectual property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “e.l.f.,” “eyes lips face” and “play beautifully,” all of which are registered in the United States with the U.S. Patent and Trademark Office for our goods and services of primary interest. These trademarks are also registered or have registrations pending in Australia, Brazil, Canada, China, the European Union, India, Mexico, Russia and approximately 25 other countries or registries. We also have numerous other trademark registrations and pending applications for product names and tag lines. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’ favorable perception of our products. The current registrations of these trademarks in the United States and foreign countries are effective for consecutive terms of 10 to 15 years and are due for periodic renewals, presently scheduled between 2019 and 2032, provided that we comply with all applicable renewal requirements including, where necessary, the continued use of trademarks in connection with the listed goods or services. In addition to trademark protection, we own four U.S. Design Patents covering make-up tools and brush handle shapes with expiration dates in 2026, 2032, 2033, and 2034 and we own numerous domain names, including our e-commerce websites (www.elfcosmetics.com and www.elfcosmetics.co.uk). We also rely on and use reasonable business activities to protect unpatented proprietary expertise and product formulations, continuing innovation and other know-how to develop and maintain our competitive position.
Employees
As of December 31, 2018, we had 277 full-time employees and 137 part-time and seasonal employees. As of December 31, 2018, we had 206 and 71 full-time employees in the United States and China, respectively. The majority of our part-time employees in 2018 worked in our e.l.f. stores. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.
Government regulation
We and our products are subject to various federal, state and international laws and regulations, including regulation in the U.S. by the Food and Drug Administration (the “FDA”), the Consumer Product Safety Commission (the “CPSC”) and the Federal Trade Commission (the “FTC”). These laws and regulations principally relate to the ingredients, proper labeling, advertising (including the use of 3rd party influencers), packaging, marketing, manufacture, safety, shipment and disposal of our products. Further, as the vast majority of our products are imported from overseas manufacturers, we are subject to Customs Border Patrol clearance regulations prior to goods being released into the US market.
We are also subject to a number of federal, state and international laws and regulations that affect companies conducting business on the Internet, including regulations related to consumer protection, the promotion and sale of merchandise, privacy, use and protection of consumer and employee personal information and data (including the collection of data from minors), behavioral tracking, and advertising and marketing activities (including sweepstakes, contests and giveaways).

Additional laws in all these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we operate and may significantly increase our compliance costs. For information regarding the risks related to the laws and regulations to which we are subject, see Item 1A “Risk factors”.
Expenditures for environmental compliance
We are subject to numerous foreign, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and environmental protection, including those relating to emissions to the air, discharges to land and surface waters, generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the registration and evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable environmental, health and safety requirements. Compliance with such laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position.
Segments
We operate our business as a single operating and reportable segment. For more information regarding segment reporting, see Note 2 to our consolidated financial statements in Item 15 “Exhibits, financial statement schedules” under the heading “Segment reporting.”
Geographic information
For information regarding the geographic source of our net sales and the location of our long-lived assets, see Note 2 to our consolidated financial statements in Item 15 “Exhibits, financial statement schedules” under the heading “Segment reporting.” For information regarding the risks related to our non-U.S. operations, see Item 1A “Risk factors.”
Corporate information
e.l.f. Beauty was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and we changed our name to e.l.f. Beauty, Inc. in April 2016. We completed the initial public offering of our common stock in September 2016. Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ELF.” In December 2018, we changed our fiscal year-end from December 31st to March 31st, with our next fiscal year running from April 1, 2019 to March 31, 2020. We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore are subject to reduced public company reporting requirements. Our principal executive offices are located at 570 10th Street, Oakland, California 94607. Our telephone number is (510) 778-7787 and the investor relations portion of our website can be found at http://investor.elfcosmetics.com.
Available information
We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the U.S. Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Copies of this information may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any other filings we make with the SEC.
Item 1A. Risk factors.
Certain risks may have a material adverse effect on our business, financial condition and results of operations. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report, including our consolidated financial statements and related notes thereto and Item 7 “Management’s discussion and analysis of financial condition and results of operations”.

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
Many multinational consumer companies have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. Many of these competitors’ products are sold in a wider selection or greater number of retail stores and possess a larger presence in these stores, typically having significantly more inline shelf space than we do. Given the finite space allocated to beauty products by retail stores, our ability to grow the number of retail stores in which our products are sold and expand our space allocation once in these retail stores may require the removal or reduction of the shelf space of these competitors. We may be unsuccessful in our growth strategy in the event retailers do not reallocate shelf space from our competitors to us. Increasing shelf space allocated to our products may be especially challenging in instances when a retailer has their own brand. In addition, our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of large percentage discounts and “buy one and get one free” offers. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.
It is difficult for us to predict the timing and scale of our competitors’ activities in these areas or whether new competitors will emerge in the beauty industry. In recent years, numerous online, “indie” and influencer-backed beauty companies have emerged and garnered significant followings. In addition, further technological breakthroughs, including new and enhanced technologies which increase competition in the online retail market, new product offerings by competitors and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy.
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
We have an established process for the development, evaluation and validation of our new product concepts. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected consequences. For example, the acceptance of new product launches and sales to our retail customers may not be as high as we anticipate, due to lack of acceptance of the products themselves or their price, or limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products or displays for new products. Sales of new products may be affected by inventory management by our retail customers, and we may experience product shortages or limitations in retail display space by our retail customers. We may also experience a decrease in sales of certain existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations or any shelf space loss. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations.

As part of our ongoing business strategy, we expect we will need to continue to introduce new products in the eyes, lips, face, kits, tools and skin care categories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and results of operations.
We depend on a limited number of retailers for a large portion of our net sales, and the loss of one or more of these retailers, or business challenges at one or more of these retailers, could adversely affect our results of operations.
A limited number of our retail customers account for a large percentage of our net sales. Walmart and Target accounted for 30% and 21%, respectively, of our net sales in 2018. We expect a small number of retailers will, in the aggregate, continue to account for the majority of our net sales for foreseeable future periods. Any changes in the policies or our ability to meet the demands of our retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to display space could have a material adverse effect on our business, financial condition and results of operations.
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
Our historical growth should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:

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

We may be unable to grow our business effectively or efficiently, which would harm our business, financial condition and results of operations.
Growing our business will place a strain on our management team, financial and information systems, supply chain and distribution capacity and other resources. To manage growth effectively, we must continue to enhance our operational, financial and management systems, including our warehouse management and inventory control; maintain and improve our internal controls and disclosure controls and procedures; maintain and improve our information technology systems and procedures; and expand, train and manage our employee base.
We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and results of operations. Growing our business may make it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our results of operations would suffer.
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
We have relatively low brand awareness among consumers when compared to other beauty brands and maintaining and enhancing the recognition and reputation of our brand is critical to our business and future growth. Many factors, some of which are beyond our control, are important to maintaining our reputation and brand. These factors include our ability to comply with ethical, social, product, labor and environmental standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brand.
The growth of our brand depends largely on our ability to provide a high-quality consumer experience, which in turn depends on our ability to bring innovative products to the market at competitive prices that respond to consumer demands and preferences. Additional factors affecting our consumer experience include our ability to provide appealing store sets in retail stores, the maintenance and stocking of those sets by our retail customers, the overall shopping experience provided by our retail customers, a reliable and user-friendly website interface and mobile applications for our consumers to browse and purchase products on our e-commerce websites. If we are unable to preserve our reputation, enhance our brand recognition or increase positive awareness of our products and in-store and Internet platforms, it may be difficult for us to maintain and grow our consumer base, and our business, financial condition and results of operations may be materially and adversely affected.
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
We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.
Our ability to meet the needs of our consumers, retail customers depends on the proper operation of our distribution facilities, where most of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or distribution facilities, and any loss, damage or disruption of the facilities, or loss or damage of the inventory stored there, could materially and adversely affect our business, financial condition and results of operations.
We rely on third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based in China and the United States to source and manufacture substantially all of our products. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
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
We have also outsourced significant portions of our distribution process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third-party distributors to sell our products in a number of foreign countries, our warehouses and distribution facilities are managed and staffed by third-party service providers, we are dependent on a single third-party vendor for credit card processing and we utilize a third-party hosting and networking provider to host our e-commerce websites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third-party, may have a material adverse effect on our business, financial condition and results of operations. We are not party to long-term contracts with some of our distributors, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.
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
As of December 31, 2018, we had a total of $150.7 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.5 million under our Revolving Credit Facility (as defined in Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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
We generate a significant portion of our net sales in the third and fourth calendar quarters as a result of higher sales during the holiday season, and adverse events that occur during the third or fourth calendar quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth calendar quarters, we are required to make investments in working capital during the second and third calendar quarters. In addition to holiday seasonality, we may experience variability in net sales and net income throughout the year as a result of the size and timing of orders from our retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.
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
We rely on information technology networks and systems to market and sell our products, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of information systems to effectively process retail customer orders, and fulfill consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, retail customers, consumers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process retail customer and e-commerce orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown, we may incur substantial cost in repairing or replacing these systems, and if we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.
Our e-commerce operations are important to our business. Our website serves as an effective extension of our marketing strategies by introducing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our e-commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales and damage our brand’s reputation.
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
If we fail to adopt new technologies or adapt our e-commerce websites and systems to changing consumer requirements or emerging industry standards, our business may be materially and adversely affected.
To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our information technology, including our e-commerce websites and mobile applications (if we develop any). Our competitors are continually developing innovations and introducing new products to increase their consumer base and enhance user experience. As a result, in order to attract and retain consumers and compete against our competitors, we must continue to invest resources to enhance our information technology and improve our existing products and services for our consumers. The Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. The development of our website and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to properly implement or use new technologies effectively or adapt our website and systems to meet consumer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or consumer requirements, whether for technical, legal, financial or other reasons, our business, financial condition and results of operations may be materially and adversely affected.
Failure to protect sensitive information of our consumers and information technology systems against security breaches could damage our reputation and brand and substantially harm our business, financial condition and results of operations.
We collect, maintain, transmit and store data about our consumers, suppliers and others, including personally identifiable information and financial information, as well as other confidential and proprietary information important to our business. We also employ third-party service providers that collect, store, process and transmit proprietary, personal and confidential information, including consumer payment information, on our behalf.
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
Furthermore, such third parties may engage in various other illegal activities using such information, including credit card fraud or identity theft, which may cause additional harm to us, our consumers and our brand. We also may be vulnerable to error or malfeasance by our own employees or other insiders. Third parties may attempt to fraudulently induce our or our service providers’ employees to misdirect funds or to disclose information in order to gain access to personal data we maintain about our consumers or website users. In addition, we have limited control or influence over the security policies or measures adopted by third-party providers of online payment services through which some of our consumers may elect to make payment for purchases at our website. Contracted third-party delivery service providers may also violate their confidentiality or data processing obligations and disclose or use information about our consumers inadvertently or illegally.
If any breach of information security were to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s financial, transaction or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, all of which could have a material adverse effect on our business, financial condition and results of operations. We may be subject to post-breach review of the adequacy of our privacy and security controls by regulators and other third parties, which could result in post-breach regulatory and consumer litigation and regulatory oversight, at significant expense and risking reputational harm. We are subject to diverse laws and regulations in the United States and abroad requiring notification to affected individuals in the event of a breach involving personal information. Failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
Payment methods used on our e-commerce websites subject us to third-party payment processing-related risks.
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
We have significant operations in China, which exposes us to risks inherent in doing business in that country.
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of December 31, 2018, we had a team of 71 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “–Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.”
Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.
The United States government has recently imposed increased tariffs on certain imports from China, some of which cover products that we import from that country. Current tariffs may increase our cost of goods, which may result in lower gross margin on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products and consumer purchases thereof could potentially be reduced. In either case, increased tariffs on imports from China could materially and adversely affect our business, financial condition and results of operations.
Furthermore, in retaliation for the current tariffs, China has already implemented tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. Trade restrictions implemented by the United States or other countries in connection with a global trade war could materially and adversely affect our business, financial condition and results of operations.
Changes in tax law, in our tax rates, or in exposure to additional income tax liabilities or assessments could materially and adversely affect our business, financial condition and results of operations.
Changes in law and policy relating to taxes could materially and adversely affect our business, financial condition and results of operations. For example, the Tax Cuts and Jobs Act ("2017 Tax Act") remains unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretation and implementing regulations by the Treasury and U.S. Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the 2017 Tax Act. In addition, it is still unclear how these U.S. federal income tax changes will affect state and local taxation.
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
Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under our Credit Agreement (as defined in Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”) can terminate their commitments to loan money under our Revolving Credit Facility, and our lenders under our Credit Agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
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
Closing our e.l.f. stores may cause us to expend significant capital and other resources and incur other significant costs and liabilities and may not result in improvements to our business, financial condition, or results of operations.
On February 26, 2019, we announced that we are exiting the stand-alone e.l.f. retail store business (the “e.l.f. Store Closing”). As part of the e.l.f. Store Closing, we will close all 22 of our e.l.f. stores and implement a workforce reduction of our employees that manage and operate the e.l.f. stores. The e.l.f. Store Closing may cause us to expend significant capital and other resources, write-off assets, accelerate rent expenses, and may subject to us to litigation. Our reputation and brand may be damaged in connection with the e.l.f. Store Closing. Customers that shopped in our e.l.f. stores may not purchase the same number (or any) of our products from our e-commerce websites or our other retail customers after our e.l.f. stores are closed. Any of these results could have a material and adverse effect on our business, financial condition, or results of operations.
The e.l.f. Store Closing may not improve our business, financial condition, or results of operations. In addition, we may not be able to reallocate capital historically allocated to our e.l.f. stores efficiently or effectively to other strategic priorities.
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
In March 2017, the United Kingdom formally notified the European Council of its intention to withdraw from the European Union pursuant to Article 50 of the Lisbon Treaty, with such withdrawal scheduled to become effective March 29,

2019. The referendum and the ensuing process of the United Kingdom's withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. There is also considerable uncertainty about whether the United Kingdom will be able to participate in transitional arrangements that would grant the United Kingdom and United Kingdom-based businesses full access to the European Union Customs Union and the Single Market until December 2020; failure to agree to these transitional arrangements could result in increased costs or otherwise adversely impact our operations. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material and adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition and results of operations.
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
Data privacy continues to remain a matter of interest to lawmakers and regulators. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which is presently going into effect on January 1, 2020. When effective, the new law will, among other things, require new disclosures to California consumers, impose new rules for collecting or using information about minors, and afford consumers new abilities to opt out of certain disclosures of personal information. California legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The U.S. Congress may also pass a law to pre-empt all or part of the CCPA. As passed, the effects of the CCPA potentially are significant, however, and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive. The proposed ePrivacy Regulation would impose strict opt-in marketing rules, alter rules on cookies, web beacons and similar technology and significantly increase penalties for breach of the rules to the greater of 20 million euros or four percent of annual global revenue. Increased regulation of privacy and data protection may lead to broader restrictions on our activities, our ability to reach our consumers, and our ability to provide our consumers with personalized services and experiences.
Further, the United Kingdom’s withdrawal from the European Union has created uncertainty with regard to the status of the United Kingdom as an ‘adequate country’ for the purposes of data transfers outside the EEA. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. These changes may require us to find alternative bases for the compliant transfer of personal data outside the United Kingdom and we are monitoring developments in this area. Invalidation of any mechanism on which we rely could require operational changes and increased costs and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity that could have an adverse effect on our business.
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
We sell products for human use. Our products intended for use as cosmetics or skin care are not generally subject to pre-market approval or registration processes, so we cannot rely upon a government safety panel to qualify or approve our products for use. A product may be safe for the general population when used as directed but could cause an adverse reaction for a person who has a health condition or allergies, or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported adverse reactions, previously unknown adverse reactions could occur. If we discover that any of our products are causing adverse reactions, we could suffer further adverse publicity or regulatory/government sanctions.
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
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brand and proprietary information, technologies and processes. Our principal intellectual property assets include the registered trademarks “e.l.f.,” “eyes lips face” and “play beautifully”. Our trademarks are valuable assets that support our brand and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brand in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.
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
The efforts we have taken to protect our proprietary rights may not be sufficient or effective. In addition, effective trademark, copyright, patent and trade secret protection may be unavailable or limited for certain of our intellectual property in some foreign countries. Other parties may infringe our intellectual property rights and may dilute our brand in the marketplace. We may need to engage in litigation or other activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such activities could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property or other proprietary rights, our business, financial condition and results of operations may be materially and adversely affected.
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
In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.
Our business is highly dependent upon email and other messaging services for promoting our brand, products and e-commerce platforms. We provide emails and “push” communications to inform consumers of new products, shipping specials and other promotions. We believe these messages are an important part of our consumer experience. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open or read our messages, our business, financial condition and results of operations may be materially adversely affected. Changes in how web and mail services block, organize and prioritize email may reduce the number of subscribers who receive or open our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications to consumers may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage consumers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our consumers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by consumers could materially and adversely affect our business, financial condition and operating results.
Actions of activist stockholders could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business.
Marathon Partners Equity Management, LLC and its affiliates (“Marathon”) disclosed in its Schedule 13D/A, filed on January 28, 2019, that it beneficially owns approximately 8.6% of our common stock. Marathon has communicated its opinions regarding opportunities and actions that it believes would increase value to our stockholders. While we value open dialogue and input from our stockholders, Marathon (or other activist stockholders) could take actions that could be costly and time-consuming to us, disrupt our operations, and divert the attention of our board of directors, management, and employees, such as public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we may retain the services of various professionals to advise us in these matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, or other partners, and cause our stock price to experience periods of volatility or stagnation.
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
We had approximately 201.2 million shares of common stock authorized but unissued and 48,820,126 shares of common stock outstanding as of February 15, 2019. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by TPG Growth II Advisors, Inc. (“TPG Growth”), could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
The holders of up to 23,444,578 shares of our common stock, or approximately 48% of our outstanding common stock based on shares outstanding as of February 15, 2019, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth, J.A. Cosmetics Corp. (an affiliate of our founders) and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
In addition, all the shares of common stock subject to stock options and restricted stock units and shares of restricted stock awards outstanding and reserved under our 2014 Equity Incentive Plan, our 2016 Equity Incentive Award Plan and our 2016 Employee Stock Purchase Plan have been registered on Form S-8 under the Securities Act and such shares, once the underlying equity award vests, will be eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. We intend to file one or more registration statements on Form S-8 to cover additional shares of our common stock or securities convertible into or exchangeable for shares of our common stock pursuant to automatic increases in the number of shares reserved under our 2016 Equity Incentive Award Plan and our 2016 Employee Stock Purchase Plan. Accordingly, shares registered under these registration statements on Form S-8 will be available for sale in the open market.
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
Under our second amended and restated stockholders agreement (the “Stockholders Agreement”), TPG Growth has the right to designate up to three nominees for election to our board of directors so long as it holds at least 30% of the shares of our outstanding common stock, two nominees for election to our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one nominee for election to our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. TPG Growth’s nominees (who are William E. McGlashan, Jr. and Maureen C. Watson) currently comprise two of the nine members of our board of directors.
As of February 15, 2019, TPG Growth held approximately 28% of our common stock, and our Chief Executive Officer, Mr. Amin (and certain family trusts of Mr. Amin), beneficially owned approximately 12% of our common stock. Accordingly, TPG Growth and Mr. Amin exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.
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
Concentrated control by TPG Growth and Mr. Amin limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. TPG Growth's and Mr. Amin's combined voting power may also discourage or block transactions involving a change of control of our company, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price. For example, concentration of ownership by TPG Growth and Mr. Amin could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.
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
We qualify as an emerging growth company as defined in the JOBS Act. As a result, we are permitted to, and do, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, for so long as we are an emerging growth company, we will not be required to:

•
engage an independent registered public accounting firm to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

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

We have opted out of the extended transition period to us available under Section 102(b)(1) of the JOBS Act with respect to new or revised accounting standards and, as a result, we comply with any such new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
We may remain an emerging growth company until March 31, 2022 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an emerging growth company earlier under certain circumstances, including (i) if we become a large accelerated filer, (ii) if our gross annual revenue exceeds $1.07 billion in any fiscal year or (iii) if we issue more than $1 billion in non-convertible notes in any three-year period.
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
We may incur increased costs and may become subject to additional regulations and requirements, and our management may be required to devote substantial time to new compliance matters when we cease to qualify as an emerging growth company.
As noted above, we qualify as an emerging growth company as defined in the JOBS Act. When we cease to be an emerging growth company, we will be unable to continue to take advantage of cost savings associated with the JOBS Act and will be subject to additional regulations and requirements. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if we are unable to satisfy our obligations as a non-emerging growth company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
Item 1B. Unresolved staff comments.
None.
Item 2. Properties.
Our principal executive offices are located in Oakland, California. We also have offices located in New York, New York, Fairfield, New Jersey and Shanghai, China, and a distribution center located in Ontario, California. Our California, New York, New Jersey and China offices total an aggregate of approximately 28,583 square feet of commercial space, and approximately 212,668 square feet of commercial space for our distribution center. Additionally, we have a distribution center located in Columbus, Ohio operated by a third-party.
In addition, as of December 31, 2018, we operated 22 e.l.f. stores (17 in the New York metro area, four in Southern California, and one in Texas). On February 26, 2019, the Company announced its decision to close all e.l.f. retail stores—see Note 16 to our consolidated financial statements in Item 15 “Exhibits, financial statement schedules” for more information regarding the closing of our retail stores. All of our properties are leased. The leases expire at various times through 2028, subject to renewal options. We consider our properties to be generally in good condition and believe that our existing facilities are adequate to support our existing operations.
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
Market information for common stock
Our common stock began trading on the New York Stock Exchange under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. On February 15, 2019, the closing price for our common stock as reported by the New York Stock Exchange was $9.38.
Holders of record
As of February 15, 2019, the approximate number of common stockholders of record was 16. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
On June 7, 2016, our board of directors declared a special dividend to our preferred stockholders participating on an as-converted basis and our common stockholders in an amount equal to $1.79 per share of common stock (approximately $72.0 million in the aggregate). Holders of restricted common stock received a dividend of $4.1 million, which offset outstanding employee notes receivable. There were no dividends declared or paid during the year ended December 31, 2018.
Prior to this dividend, we had never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any additional cash dividends in the foreseeable future. In addition, our Credit Agreement limits our ability to pay dividends to our stockholders.
Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.
Stock performance graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Set forth below is a graph comparing the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the period covering September 22, 2016, the first day of trading on the NYSE for our common stock, through the end of our fiscal year ended December 31, 2018. The graph assumes an investment of $100 made at the closing of trading on September 22, 2016 in (i) e.l.f. Beauty's common stock, (ii) the stocks comprising the S&P 500 Index and (iii) stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	9/22/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
e.l.f. Beauty, Inc. (ELF)	$100.00	$106.11	$109.21	$108.68	$102.68	$85.09	$84.19	$73.09	$57.51	$48.04	$32.68
S&P 500 Index (GSPC)	$100.00	$99.59	$102.83	$108.52	$111.31	$115.72	$122.80	$121.30	$124.86	$133.84	$115.14
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$100.23	$102.54	$111.21	$113.82	$114.78	$126.10	$130.01	$140.63	$152.13	$127.15
Recent sales of unregistered securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.
Item 6. Selected financial data.
The following table presents our selected consolidated financial data for the periods and as of the dates indicated. The following financial information should be read in conjunction with Item 7 “Management’s discussion and analysis of financial condition and results of operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Successor				Unaudited pro forma combined (1)	Successor (2)	Predecessor
(dollars in thousands, except share and per share amounts)	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Period from February 1, 2014 through December 31, 2014	Period from January 1, 2014 through January 31, 2014
Statement of operations data:
Net sales	$267,435	$269,888	$229,567	$191,413	$144,944	$135,134	$9,810
Gross profit	162,741	164,725	132,235	100,329	67,496	61,450	4,772
Operating income	26,162	33,279	23,079	25,571	16,119	5,347	1,727
Other income (expense), net	(390)	(2,035)	3,016	(4,172)	(6,597)	(6,633)	36
Interest expense, net	(7,816)	(8,775)	(16,283)	(12,721)	(12,546)	(11,545)	(128)
Income (loss) before provision for income taxes	17,956	22,469	9,812	8,678	(3,024)	(12,831)	1,635
Income tax benefit (provision)	(2,431)	11,006	(4,499)	(4,321)	143	3,545	(542)
Net income (loss)	$15,525	$33,475	$5,313	$4,357	$(2,881)	$(9,286)	$1,093

Net income (loss) per share - basic	$0.33	$0.74	$(39.47)	$(1,559.81)	$(512.00)	$(709.35)	$1,093.00
Net income (loss) per share - diluted	$0.32	$0.68	$(39.47)	$(1,559.81)	$(512.00)	$(709.35)	$1,087.56

Other data:
Depreciation and amortization	$17,861	$14,521	$13,152	$10,289	$8,668	$7,944	$41
Capital expenditures	8,872	7,544	9,223	10,242	1,616	1,597	19

(1)
For the purpose of performing a comparison to the year ended December 31, 2015, we prepared unaudited pro forma combined supplemental financial information for the year ended December 31, 2014, which gives effect to the acquisition of 100% of the outstanding shares of capital stock of e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.), as if it had occurred on January 1, 2014 (the “Unaudited Pro Forma Combined 2014 Period”). The Unaudited Pro Forma Combined 2014 Period is included in the table above being discussed herein for informational purposes only and does not reflect any operating efficiencies or potential cost savings that may result from the consolidation of operations.

(2)
For purposes of the table above, “Successor” refers to e.l.f. Beauty, Inc. (and its subsidiaries) after the acquisition by e.l.f. Beauty, Inc. of 100% of the outstanding shares of capital stock of e.l.f. Cosmetics, Inc. and “Predecessor” refers to e.l.f. Cosmetics, Inc. (and its subsidiaries) prior to the acquisition by e.l.f. Beauty, Inc. of 100% of the outstanding shares of capital stock of e.l.f. Cosmetics, Inc.

(dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance sheet data:
Cash and cash equivalents	$51,205	$10,059	$15,295	$14,004	$4,668
Net working capital (3)	47,523	62,224	29,339	10,860	23,218
Property and equipment, net	21,804	18,037	17,151	9,854	2,125
Total assets	435,856	417,244	414,729	361,072	354,178
Capital leases	3,982	2,374	2,766	—	—
Debt, including current maturities (4)	146,402	153,974	162,061	144,919	148,424
Total liabilities	206,525	223,381	273,867	224,175	222,656
Convertible preferred stock	—	—	—	197,295	145,328
Total stockholders' equity (deficit)	229,331	193,863	140,862	(60,398)	(13,806)

(3)	Net working capital is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

(4)
Total bank debt, including current maturities, is net of $0.3 million, $0.4 million, $0.6 million, $3.2 million and $4.3 million of debt issuance costs as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

Item 7. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with “Selected financial data” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
Overview
Driven by our mission to make luxurious beauty accessible for all, we offer high-quality, prestige-inspired cosmetic and skin care products at extraordinary value. Our portfolio spans the eyes, lips, face, kits, tools and skin care categories.
We sell our products in national and international retailers and direct-to-consumer channels. We believe the combination of our affordable price points and on-trend, innovative product assortment encourages trial, offers a strong value proposition and appeals to a broad base of consumers.
Our largest customers, Walmart and Target, accounted for 30% and 21%, respectively, of our net sales in 2018. No other individual customer accounted for 10% or more of the Company's net sales in 2018. National and international retailers comprised 87% of our net sales in 2018. The remaining 13% came from our direct-to-consumer channels, the majority of which was from e-commerce, with the balance from e.l.f. stores.
The primary market for our products is the United States, which accounted for 90% of our net sales in 2018. The remaining 10% was attributable to international markets, primarily Canada, the United Kingdom and Australia.
For additional information regarding our business, see Item 1 “Business.”
Components of our results of operations and trends affecting our business
Net sales
We develop, market and sell beauty products under the e.l.f. brand. Our net sales are derived from sales of beauty products, net of provisions for sales discounts and allowances, product returns, markdowns and price adjustments.
Our growth in net sales is driven by a number of trends, including the broader economic environment, levels of consumer spending, and increasing awareness of and demand for our products. Within our existing national retailers, we are able to drive growth by growing space allocation and increasing sales per linear foot, supported by our continued innovation, including our ability to introduce new first-to-mass products in our existing categories and new products in adjacent categories. While we have distribution with a number of key retail accounts, we expect to continue to grow through increased penetration into additional stores within existing retail accounts as well as the addition of new retail customers.
Our results of operations and business face challenges and uncertainties, including our ability to introduce new products that will appeal to a broad consumer base, our ability to service demand, the ability of our major retail customers to drive traffic and keep products in stock, our ability to continue to grow our customer base and competitive threats from other beauty companies.
Gross profit
Gross profit is our net sales less cost of sales. Cost of sales includes the aggregate costs to procure our products, including the amounts invoiced by our third-party contract manufacturers for finished goods as well as costs related to transportation to our distribution center, customs and duties. Cost of sales also includes the effect of changes in the balance of reserves for excess and obsolete inventory and the write-off of inventory not previously reserved. Gross margin measures our gross profit as a percentage of net sales.
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
In the near term, we expect to continue to invest in our growth initiatives, including investments in the e.l.f. brand and infrastructure. Over time, we expect our SG&A expenses to grow at a slower rate than our net sales growth as we leverage our past investments, including those made in 2015 and 2016 to support the reporting and compliance requirements associated with being a public company.
Interest expense, net
Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 8 to the Notes to consolidated financial statements in Item 15 “Exhibits, financial statement schedules”.
Other income (expense), net
Our purchases are largely in Chinese renminbi (“RMB”), and, as such, we are exposed to periodic fluctuations in that currency. While we do not have an active hedging program, we had a number of legacy exchange rate forward contracts that matured during the year ended December 31, 2016. We did not apply hedge accounting, and therefore the periodic impact of these legacy hedging activities was calculated on a mark-to-market basis. Other income (expense), net is primarily a result of changes in the notional value of exchange rate forward contracts outstanding in prior periods, as well as fluctuations in the exchange rate in the RMB to the U.S. dollar.
Income tax benefit (provision)
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
On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes included, but were not limited to, a reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The 2017 Tax Act also imposed a one-time transition tax on previously deferred foreign earnings. As of December 31, 2017, we completed our accounting for the tax effects of the 2017 Tax Act.
Net income (loss)
Our net income (loss) for future periods will be affected by the various factors described above.
Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth calendar quarters typically being higher than in the first and second calendar quarters. The higher net sales in our third and fourth calendar quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the third or fourth calendar quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the third and fourth calendar quarters, we are required to make investments in working capital during the second and third quarters of the fiscal year. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major customers as well as our expansion into new customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.

Business trends
Tariffs
Recent tariffs have impacted certain products that we import from China which, without mitigation, will increase our cost of goods and may lower our gross profit and gross margin in future periods. We are currently evaluating various initiatives, including but not limited to, negotiating lower prices with our suppliers and selectively increasing prices on certain products, to mitigate the impact of the tariffs on our results of operations. In addition, any favorable movements in foreign exchange rates may reduce the impact of the tariffs. We cannot provide any assurances that these mitigation initiatives will be successful. Based on the timing of product imports relative to the enactment date, these tariffs contributed to an increase in inventory as of December 31, 2018 but did not have a significant impact on gross profit in the year ended December 31, 2018.
e.l.f store closing
On February 26, 2019, the Company announced that it will exit the stand-alone e.l.f. retail store business. As part of the e.l.f. Store Closing, the Company will close all 22 of its e.l.f. stores on February 26, 2019 and implement a workforce reduction of its employees that manage and operate the e.l.f. stores. Refer to Note 16 to our consolidated financial statements in Item 15 “Exhibits, financial statement schedules” under the heading “Subsequent events” for further discussion of the e.l.f. Store Closing.
The e.l.f. Store Closing will result in changes to our financial results in subsequent periods. Net sales associated with e.l.f. stores were $13.5 million, $13.2 million and $7.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Year ended December 31,
	2018	2017	2016
Net sales	$267,435	$269,888	$229,567
Cost of sales	104,694	105,163	97,332
Gross profit	162,741	164,725	132,235
Selling, general, and administrative expenses	136,579	131,446	109,156
Operating income	26,162	33,279	23,079
Other income (expense), net	(390)	(2,035)	3,016
Interest expense, net	(7,816)	(8,775)	(16,283)
Income before provision for income taxes	17,956	22,469	9,812
Income tax benefit (provision)	(2,431)	11,006	(4,499)
Net income	$15,525	$33,475	$5,313
Comprehensive income	$15,525	$33,475	$5,313

	Year ended December 31,
(percentage of net sales)	2018	2017	2016
Net sales	100%	100%	100%
Cost of sales	39%	39%	42%
Gross margin	61%	61%	58%
Selling, general, and administrative expenses	51%	49%	48%
Operating income	10%	12%	10%
Other income (expense), net	—%	(1)%	1%
Interest expense, net	(3)%	(3)%	(7)%
Income before provision for income taxes	7%	8%	4%
Income tax benefit (provision)	(1)%	4%	(2)%
Net income	6%	12%	2%
Comprehensive income	6%	12%	2%
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
Net sales
Net sales decreased $2.5 million, or 1%, to $267.4 million in the year ended December 31, 2018, from $269.9 million in the year ended December 31, 2017. The decrease was primarily driven by declining trends at select national retailers and a $4.9 million decrease in sales to discount channel customers. These impacts were mostly offset by increases in shelf space and distribution in new accounts.
Gross profit
Gross profit decreased $2.0 million, or 1%, to $162.7 million in the year ended December 31, 2018, compared to $164.7 million in the year ended December 31, 2017. Lower volume accounted for $1.5 million of the decrease in gross profit, with the remaining $0.5 million decrease primarily driven by unfavorable movements in foreign exchange rates, partially offset by changes in customer mix and margin accretive innovation. Gross margin remained consistent at 61% in the years ended December 31, 2018 and 2017, as unfavorable movements in foreign exchange rates were offset by changes in customer mix and margin accretive innovation.
Selling, general and administrative expenses
SG&A expenses were $136.6 million in the year ended December 31, 2018, an increase of $5.1 million, or 4%, from $131.4 million in the year ended December 31, 2017. SG&A expenses as a percentage of net sales increased to 51% for the year ended December 31, 2018 from 49% in the year ended December 31, 2017. The increase was primarily a result of higher stock-based compensation expense, an increase in depreciation and amortization expense, increased investments in sales and marketing, and expenses related to a full year of operating e.l.f. stores that were opened in 2017, partially offset by decreases in personnel expenses and general and administrative expenses.
Other income (expense), net
Other income (expense), net increased $1.6 million to expense of $0.4 million in the year ended December 31, 2018 from expense of $2.0 million in the year ended December 31, 2017. The change was primarily related to favorable foreign exchange rate movements relative to the comparable period.
Interest expense, net
Interest expense decreased $1.0 million, or 11%, to $7.8 million in the year ended December 31, 2018, as compared to $8.8 million in the year ended December 31, 2017. This decrease was primarily due to the refinancing of our Credit Agreement in August 2017, as well as a lower outstanding balance under our Revolving Credit Facility, partially offset by an increase in LIBOR.
Income tax benefit (provision)
The provision for income taxes increased from a benefit of $11.0 million, or an effective tax rate of (49)%, for the year ended December 31, 2017 to expense of $2.4 million, or an effective tax rate of 14%, for the year ended December 31, 2018. The change in the provision for income taxes was primarily driven by a non-cash tax benefit of $11.6 million related to the revaluation of deferred tax liabilities at the lower enacted corporate tax rate for the year ended December 31, 2017, as well as lower excess tax benefits on stock option exercises and vesting of restricted stock, which decreased to $2.0 million in the year ended December 31, 2018, as compared to $7.2 million in the year ended December 31, 2017. These items were partially offset by a reduction in our U.S. federal statutory rate from 35% to 21% as a result of the tax reform laws effective as of the beginning of 2018.
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
Selling, general and administrative expenses
SG&A expenses were $131.4 million in the year ended December 31, 2017, an increase of $22.3 million, or 20%, from $109.2 million in the year ended December 31, 2016. SG&A expenses as a percentage of net sales increased to 49% for the year ended December 31, 2017 from 48% in the year ended December 31, 2016. The increase was primarily a result of higher investments in sales and marketing, an increase in stock-based compensation expense, expenses related to the operations of additional e.l.f. stores, and higher information technology costs to support infrastructure improvements and business capabilities. These were partially offset by costs related to the move of our warehouse and distribution facility from New Jersey to California in 2016 that were not repeated in 2017.
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
Income tax benefit (provision)
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

Financial condition, liquidity and capital resources
Overview
As of December 31, 2018, we held $51.2 million of cash and cash equivalents which consisted of cash and money market funds. In addition, as of December 31, 2018, we had borrowing capacity of $49.5 million under our Revolving Credit Facility.
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities, and expansion into additional national retailer store locations. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of December 31, 2018, we had working capital, excluding cash, of $47.5 million, compared to $62.2 million as of December 31, 2017. Working capital, excluding cash and debt, was $57.4 million and $70.9 million as of December 31, 2018 and December 31, 2017, respectively.
We believe that our operating cash flow, cash on hand and available financing under our Revolving Credit Facility will be adequate to meet our operating, investing and financing needs for the next 12 months. If necessary, we can borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Item 1A “Risk Factors”. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our customers and manage production and our supply chain.
The e.l.f. Store Closing will require a use of cash to settle outstanding liabilities, which we expect to fund out of cash on hand as of December 31, 2018. The amount and timing of this cash outflow is uncertain. The substantial majority of the future minimum lease payments disclosed in Note 9 to our consolidated financial statements in Item 15 “Exhibits, financial statement schedules” under the heading “Commitments and contingencies” relates to e.l.f. store leases.
Cash flows

	Year ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$55,582	$12,378	$2,120
Investing activities	(8,872)	(10,419)	(9,139)
Financing activities	(5,564)	(7,195)	8,310
Net increase (decrease) in cash:	$41,146	$(5,236)	$1,291
Cash provided by operating activities
For the year ended December 31, 2018, net cash provided by operating activities was $55.6 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $50.5 million and decreases in net working capital of $5.0 million. The decreases in net working capital were largely driven by a $10.3 million decrease in accounts payable and accrued expenses, primarily due to payments for inventory ordered at the end of fiscal year 2017. This was offset by a $16.3 million decrease in inventory and a $7.6 million decrease in accounts receivable.

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
Cash used in investing activities
For the year ended December 31, 2018, net cash used in investing activities was $8.9 million, compared to $10.4 million for the year ended December 31, 2017. The decrease was primarily attributable to a $2.9 million investment in a social media analytics company in the period ended December 31, 2017. This was partially offset by an increase in purchases of property and equipment including the implementation costs of a new e-commerce platform.
For the year ended December 31, 2017, net cash used in investing activities was $10.4 million, compared to $9.1 million for the year ended December 31, 2016. The increase was primarily attributable to the investment in the social media analytics company referenced above, partially offset by lower purchases of property and equipment.
For the year ended December 31, 2016, net cash used in investing activities was $9.1 million, consisting primarily of purchases of property and equipment related to the build-out of new e.l.f. stores that opened in 2016, as well as fixtures to support new distribution at national retailers.
Cash provided by (used in) financing activities
For the year ended December 31, 2018, net cash used in financing activities was $5.6 million, primarily driven by $8.3 million in mandatory principal payments under our Term Loan Facility (as defined under the heading “Description of indebtedness”). This was partially offset by $3.2 million of proceeds from the exercise of options to purchase common stock.
For the year ended December 31, 2017, net cash used in financing activities was $7.2 million, primarily driven by $8.3 million in mandatory principal payments under our Term Loan Facility (as defined under the heading “Description of indebtedness”). This was partially offset by $2.0 million of proceeds from the exercise of options to purchase common stock.
For the year ended December 31, 2016, net cash provided by financing activities was $8.3 million, primarily driven by $64.1 million of proceeds from the issuance of common stock, including from our initial public offering, and proceeds of $21.2 million from the issuance of additional debt, net of repayments on both our 2014 Term Loan Facility (as defined in Note 8 to the Notes to consolidated financial statements in Item 15 “Exhibits, financial statement schedules”) and Second Lien Credit Facility, which was repaid in full. This was partially offset by a $68.0 million cash dividend paid to stockholders and $7.7 million of net repayments under our 2014 Revolving Credit Facility (as defined in Note 8 to the Notes to consolidated financial statements in Item 15 “Exhibits, financial statement schedules”).

Description of indebtedness
Senior secured credit agreement, as amended
On December 23, 2016, we entered into a new five-year, $200.0 million Senior Secured Credit Agreement (as amended, the "Credit Agreement") with a syndicate consisting of several large financial institutions. The Credit Agreement was amended on August 25, 2017 (the "First Amendment"), increasing the aggregate commitments to $215.0 million. The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”). The Credit Agreement was amended again on December 7, 2018 (the “Second Amendment”) to reflect the change in the Company’s fiscal year-end from December 31 to March 31.

All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of December 31, 2018 was $49.5 million.
The Term Loan Facility maturity date is also August 25, 2022 and is collateralized by substantially all of our assets. Amortization installment payments on the Term Loan Facility are required to be made in quarterly installments of (i) $2,062,500 for fiscal quarters ending September 30, 2017 through June 30, 2019, (ii) $2,475,000 for fiscal quarters ending September 30, 2019 through June 30, 2020, (iii) $3,093,750 for fiscal quarters ending September 30, 2020 through June 30, 2021 and (iv) $4,125,000 for fiscal quarters ending September 30, 2021 through June 30, 2022. The remaining Term Loan Facility balance is due upon the maturity date. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments when there is (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within twelve months, or (iii) issuance of additional debt.
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% (amended from 2.00% to 3.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% (amended from 1.00% to 2.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio. The interest rate as of December 31, 2018 for the Term Loan was approximately 4.8%.
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
In August 2017, we paid approximately $0.5 million in fees related to the First Amendment, none of which were capitalized as the amendment was treated as a modification of the original credit facility. We did not pay any fees related to the Second Amendment.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2018 and December 31, 2017, we were in compliance with all financial covenants.
Contractual obligations and commitments
The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt(1)	$148,500	$9,075	$25,575	$113,850	$—
Interest on bank debt(2)	19,650	5,995	10,699	2,956	—
Operating lease obligations	27,318	5,375	9,086	5,690	7,167
Capital lease obligations(3)	4,499	976	1,885	1,638	—
Total contractual obligations(4)	$199,967	$21,421	$47,245	$124,134	$7,167

(1)	Long-term debt payments include scheduled principal payments only.

(2)	Assumes an annual interest rate of 4.8% on the Credit Agreement over the term of the loan.

(3)	Includes a $0.3 million residual value guarantee.

(4)	We have excluded our liability for uncertain tax positions from the table above because we are unable to make a reasonably reliable estimate of the timing of payments.
Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.
Critical accounting policies and estimates
Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the Notes to consolidated financial statements in Item 15 “Exhibits, financial statement schedules”, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.
Revenue recognition
We recognize revenue when control of promised goods or services is transferred to a customer in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Control of the substantial majority of the products that we sell will be transferred at a point in time. Factors that determine the specific point in time a customer obtains control and a performance obligation is satisfied are when we have a present right to payment for the goods, whether the customer has physical possession and title to the goods, and whether significant risks and rewards of ownership have transferred. Delivery is typically considered to have occurred at the time the title and risk of loss passes to the customer.
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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment, retail product displays, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We recorded an impairment charge of $0.2 million in the year ended December 31, 2017 related to specific assets that were disposed. There were no impairment charges recorded on long-lived assets during the years ended December 31, 2018 or 2016.
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
We have selected October 1 as the date on which to perform our annual impairment tests. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill or indefinite-lived intangible assets has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the years ended December 31, 2018, 2017 or 2016.
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
New accounting pronouncements
See Note 2 to the Notes to consolidated financial statements in Item 15 “Exhibits, Financial Statement Schedules” for information regarding new accounting pronouncements.

We have opted out of the extended transition period available to us under Section 102(b)(1) of the JOBS Act with respect to new or revised accounting standards and, as a result, we comply with any such new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Item 7A. Quantitative and qualitative disclosures about market risk.
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and foreign exchange.
Interest rate risk
We had cash, cash equivalents of $51.2 million and $10.1 million as of December 31, 2018 and 2017, respectively. Our cash and cash equivalents consist of cash and money market funds, which are highly liquid and, as such, are not sensitive to interest rate risk.
We are exposed to changes in interest rates because the indebtedness incurred under our Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our Senior Secured Credit Facility; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2018, we had variable rate debt of $146.7 million under our Credit Agreement. A hypothetical 1% increase or decrease of interest rates would result in a decrease or increase, respectively, in interest expense on an annualized basis of approximately $1.5 million.
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
Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB as compared to the US dollar, our cost of sales and net income would be adversely affected by approximately $10.9 million, although the actual effects may differ materially from the hypothetical analysis.

Item 8. Financial statements and supplementary data.
The following consolidated financial statements are incorporated by reference herein:
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.
None.
Item 9A. Controls and procedures.
Evaluation of disclosure controls and procedures
As of December 31, 2018, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
In addition, because we are an “emerging growth company” as defined under the terms of the JOBS Act of 2012, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.
On February 26, 2019, the Company, e.l.f. Cosmetics, Inc., and each of Tarang Amin (the Company’s Chief Executive Officer), Scott Milsten (the Company’s Senior Vice President, General Counsel, Chief People Officer, and Corporate Secretary), Richard Baruch, Jr. (the Company’s Senior Vice President and Chief Commercial Officer), and Jonathan T. Fieldman (the Company’s Senior Vice President, Operations) (collectively, the “Executive Officers”) entered into an amended and restated employment agreement (each, an “Amended and Restated Employment Agreement”).
The Amended and Restated Employment Agreements (i) remove the specified employment term and make each of the Executive Officers’ respective employment with the Company on at-will basis, (ii) remove the post-employment non-compete covenant (as each of the Executive Officers is employed in our Oakland, California office), (iii) clarify that the confidentiality provisions do not impede whistleblowing in light of recent SEC rulemaking on the topic and (iv) add required language to permit the Company to recover exemplary damages and attorney’s fees if any Executive Officer misappropriates trade secrets.
The compensation and benefits terms, including base salary, bonus target and severance benefits, provided to each Executive Officer under that Executive Officer’s Amended and Restated Employment Agreement are the same as those provided to him previously under his original employment agreement.
The foregoing description of the Amended and Restated Employment Agreements is qualified in its entirety by reference to the full text of each Amended and Restated Employment Agreement, which are filed as Exhibit 10.16, Exhibit 10.17, Exhibit 10.18, and Exhibit 10.19 to this Annual Report and are incorporated by reference herein.

PART III
Item 10. Directors, executive officers and corporate governance.
The information required by this Item 10 is incorporated by reference to the sections entitled “Board of Directors”, “Executive Officers” and “Corporate Governance” that will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”). Our Proxy Statement will be filed with the SEC within 120 days of December 31, 2018.
Item 11. Executive compensation.
The information required by this Item 11 is incorporated by reference to the sections entitled “Executive Compensation” that will be contained in the Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The information required by this Item 12 is incorporated by reference to the sections entitled “Ownership of Common Stock of the Company” that will be contained in the Proxy Statement.
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
The information required by this Item 14 is incorporated by reference to the sections entitled “Audit Matters” that will be contained in the Proxy Statement.

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
3.Exhibits

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated January 31, 2014, by and among e.l.f. Beauty, Inc. and certain stockholders party thereto.		S-1	4.2	333-213333	8/26/2016

4.3	Second Amended and Restated Stockholders Agreement, dated as of March 3, 2017, by and among e.l.f. Beauty, Inc., TPG elf Holdings, L.P. and certain equityholders party thereto.		8-K	10.1	001-37873	3/3/2017

4.4	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

10.1	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.2	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.3	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.4	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.5	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

10.6	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.7	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/28/2017

10.8(a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.12	333-213333	8/26/2016

10.8(b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.		10-K	10.7(b)	001-3783	3/15/2017

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.8(c)#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.13	333-213333	8/26/2016

10.9(a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.16	333-213333	9/12/2016

10.9(b)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.17	333-213333	9/12/2016

10.9(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.27	333-213333	9/12/2016

10.9(d)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-3783	3/15/2017

10.9(e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.12(e)	001-3783	3/15/2017

10.10#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

10.11#	Employment Agreement, dated as of January 31, 2014, by and among Tarang Amin, e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.19	333-213333	8/26/2016

10.12#	Employment Agreement, dated as of August 13, 2015, by and among John Bailey, e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.20	333-213333	8/26/2016

10.13#	Employment Agreement, dated as of January 31, 2014, by and among Scott Milsten, e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.21	333-213333	8/26/2016

10.14#	Employment Agreement, dated as of February 2, 2014, by and among Richard Baruch, Jr., e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.) and e.l.f. Beauty, Inc.		S-1	10.22	333-213333	8/26/2016

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date

10.15#	Employment Agreement, dated as of July 8, 2016, by and between Jonathan T. Fieldman, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		S-1	10.24	333-213333	8/26/2016

10.16#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Tarang Amin, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.	X

10.17#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Scott Milsten, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.	X

10.18#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Richard Baruch, Jr., e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.	X

10.19#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Jonathan T. Fieldman, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.	X

10.20#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.21#	Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		S-1/A	10.26	333-213333	9/12/2016

21.1	List of Significant Subsidiaries of e.l.f. Beauty, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

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

e.l.f. Beauty, Inc.

February 28, 2019	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chairman and Chief Executive Officer

February 28, 2019	By:	/s/ John P. Bailey
Date		John P. Bailey President and Chief Financial Officer

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

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2019
Tarang P. Amin

/s/ John P. Bailey	President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019
John P. Bailey

/s/ Lauren Cooks Levitan	Director	February 23, 2019
Lauren Cooks Levitan

/s/ William E. McGlashan, Jr.	Director	February 23, 2019
William E. McGlashan, Jr.

/s/ Richelle P. Parham	Director	February 22, 2019
Richelle P. Parham

/s/ Kirk L. Perry	Director	February 24, 2019
Kirk L. Perry

/s/ Beth M. Pritchard	Director	February 23, 2019
Beth M. Pritchard

/s/ Sabrina L. Simmons	Director	February 22, 2019
Sabrina L. Simmons

/s/ Maureen C. Watson	Director	February 27, 2019
Maureen C. Watson

/s/ Richard G. Wolford	Director	February 27, 2019
Richard G. Wolford

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm	59

Consolidated balance sheets as of December 31, 2018 and December 31, 2017	60

Consolidated statements of operations and comprehensive income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	61

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for years ended December 31, 2018, December 31, 2017 and December 31, 2016	62

Consolidated statements of cash flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	63

Notes to consolidated financial statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
February 28, 2019

We have served as the Company's auditor since 2014.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated balance sheets
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$51,205	$10,059
Accounts receivable, net	36,724	44,634
Inventory, net	46,341	62,679
Prepaid expenses and other current assets	7,473	6,272
Total current assets	141,743	123,644
Property and equipment, net	21,804	18,037
Intangible assets, net	98,773	105,882
Goodwill	157,264	157,264
Investments	2,875	2,875
Other assets	13,397	9,542
Total assets	$435,856	$417,244

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$9,861	$8,646
Accounts payable	20,483	26,776
Accrued expenses and other current liabilities	12,671	15,939
Total current liabilities	43,015	51,361
Long-term debt and capital lease obligations	140,523	147,702
Deferred tax liabilities	20,217	21,341
Other long-term liabilities	2,770	2,977
Total liabilities	206,525	223,381

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 48,715,276 and 46,617,830 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	478	463
Additional paid-in capital	740,354	720,372
Accumulated deficit	(511,501)	(526,972)
Total stockholders' equity	229,331	193,863
Total liabilities and stockholders' equity	$435,856	$417,244
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income
(in thousands, except share and per share data)

	Year ended December 31,
	2018	2017	2016
Net sales	$267,435	$269,888	$229,567
Cost of sales	104,694	105,163	97,332
Gross profit	162,741	164,725	132,235
Selling, general, and administrative expenses	136,579	131,446	109,156
Operating income	26,162	33,279	23,079
Other income (expense), net	(390)	(2,035)	3,016
Interest expense, net	(7,816)	(8,775)	(16,283)
Income before provision for income taxes	17,956	22,469	9,812
Income tax benefit (provision)	(2,431)	11,006	(4,499)
Net income	$15,525	$33,475	$5,313
Comprehensive income	$15,525	$33,475	$5,313
Net income (loss) per share:
Basic	$0.33	$0.74	$(39.47)
Diluted	$0.32	$0.68	$(39.47)
Weighted average shares outstanding:
Basic	46,828,798	45,358,452	12,606,529
Diluted	49,268,616	49,374,758	12,606,529
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)
(in thousands, except share data)

	Convertible preferred stock		Common stock			Employee note receivable	Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	135,041	$197,295	34,493	$—		$—	$6,785	$(67,183)	$(60,398)
Net income	—	—	—	—		—	—	5,313	5,313
Stock-based compensation	—	—	—	—		—	7,149	—	7,149
Dividend paid	—	—	—	—		—	(9,801)	(62,259)	(72,060)
Issuance of employee note receivable	—	—	—	—		(11,932)	—	—	(11,932)
Accrued interest on employee note receivable	—	—	—	—		(39)	39	—	—
Repayment of employee note receivable	—	—	—	—		11,971	—	—	11,971
Convertible preferred stock accretion	—	436,317	—	—		—	—	(436,317)	(436,317)
Conversion of preferred stock	(135,041)	(633,612)	37,271,375	372		—	633,240	—	633,612
Issuance of common stock upon initial public offering	—	—	4,000,000	40		—	63,200	—	63,240
Vesting of early exercised stock options	—	—	2,169,003	22		—	7,837	—	7,859
Exercise of stock options, net	—	—	278,440	3		—	828	—	831
Deferred offering costs	—	—	—	—		—	(8,406)	—	(8,406)
Balance as of December 31, 2016	—	—	43,753,311	438		—	700,871	(560,447)	140,862
Net income	—	—	—	—		—	—	33,475	33,475
Stock-based compensation	—	—	—	—		—	13,474	—	13,474
Vesting of early exercised stock options	—	—	1,522,826	15		—	4,059	—	4,074
Exercise of stock options, net	—	—	1,039,493	10		—	1,968	—	1,978
Balance as of December 31, 2017	—	—	46,315,630	463		—	720,372	(526,972)	193,863
Net income	—	—	—	—		—	—	15,525	15,525
Stock-based compensation	—	—	—	—		—	16,821	—	16,821
Exercise of stock options, net	—	—	1,514,126	15		—	3,161	—	3,176
Adoption of new accounting standard	—	—	—	—	—	—	—	(54)	(54)
Balance as of December 31, 2018	—	$—	47,829,756	$478		$—	$740,354	$(511,501)	$229,331
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of cash flows
(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$15,525	$33,475	$5,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,861	14,521	13,152
Stock-based compensation expense	16,821	13,474	7,149
Amortization of debt issuance costs and discount on debt	792	810	1,281
Deferred income taxes	(939)	(13,434)	(7,575)
Debt prepayment penalty	—	—	2,736
Loss/(gain) on foreign currency forward contracts	—	—	(10,702)
Other, net	476	1,728	247
Changes in operating assets and liabilities:
Accounts receivable	7,649	(8,001)	(15,392)
Inventories	16,338	6,718	(37,994)
Prepaid expenses and other assets	(8,484)	(11,200)	(635)
Accounts payable and accrued expenses	(10,251)	(25,483)	43,144
Other liabilities	(206)	(230)	1,396
Net cash provided by operating activities	55,582	12,378	2,120

Cash flows from investing activities:
Purchase of property and equipment	(8,872)	(7,544)	(9,223)
Investment in equity securities	—	(2,875)	—
Other, net	—	—	84
Net cash used in investing activities	(8,872)	(10,419)	(9,139)

Cash flows from financing activities:
Proceeds from revolving line of credit	2,000	25,900	5,500
Repayment of revolving line of credit	(2,000)	(25,900)	(13,200)
Proceeds from long-term debt	—	—	172,749
Repayment of long-term debt	(8,250)	(8,250)	(151,540)
Debt issuance costs paid	—	(519)	(704)
Cash received from issuance of common stock	3,176	1,978	64,071
Proceeds from repayment of employee note receivable	—	—	7,912
Deferred offering costs paid	—	—	(7,821)
Dividend paid	—	—	(68,000)
Other, net	(490)	(404)	(657)
Net cash provided by (used in) financing activities	(5,564)	(7,195)	8,310

Net increase (decrease) in cash and cash equivalents	41,146	(5,236)	1,291
Cash and cash equivalents - beginning of period	10,059	15,295	14,004
Cash and cash equivalents - end of period	$51,205	$10,059	$15,295

	Year ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,124	$8,162	$12,170
Cash paid for income taxes, net of refunds	4,085	5,673	8,466
Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred stock to maximum redemption value	—	—	436,317
Deferred offering costs included in accounts payable and accrued expenses	—	—	193
Property and equipment acquired under capital leases	2,098	10	3,000
Property and equipment purchases included in accounts payable and accrued expenses	1,838	1,143	491
Vesting of shares related to early exercise of common stock options	—	4,074	7,859
Note receivable issued to finance early exercise of common stock	—	—	(11,971)
Net repayment of note receivable with dividend proceeds	—	—	4,060
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1—Nature of operations
e.l.f. Beauty, Inc. (together with its subsidiaries, the “Company” or “we”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and we changed our name to e.l.f. Beauty, Inc. in April 2016. The Company conducts business under the name e.l.f. Cosmetics and offers high-quality, prestige-inspired cosmetic and skin care products at extraordinary value.
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
Note 2—Summary of significant accounting policies
Basis of presentation and fiscal year end change
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and all intercompany balances and transactions have been eliminated in consolidation. During the fourth quarter of 2018, the Board of Directors approved a change in fiscal year end from December 31st to March 31st. Accordingly, the Company will report a transition quarter that runs from January 1, 2019 through March 31, 2019. The Company's next fiscal year will run from April 1, 2019 through March 31, 2020.
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
Accounts receivable
Trade receivables consist of uncollateralized, non-interest bearing customer obligations from transactions with retail customers, reduced by an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The allowance is based on the evaluation and aging of past due balances, specific exposures, historical trends and economic conditions. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. The Company recorded an allowance for doubtful accounts of $0.3 million and $0.1 million as of December 31, 2018 and 2017, respectively. The Company recorded a reserve for sales adjustments of $7.8 million and $8.5 million as of December 31, 2018 and 2017, respectively, which is also presented as a reduction to accounts receivable. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.
Concentrations of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents including money market funds, foreign currency forward contracts prior to maturity in 2016 and trade receivables. Although the Company deposits its cash with creditworthy financial institutions, its deposits, at times, may exceed federally insured limits. To date, the Company has not experienced any losses on its cash deposits. The Company performs credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the short duration of customer payment terms and the pedigree of the customer base.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

During the years ended December 31, 2018, 2017 and 2016, two customers individually accounted for greater than 10% of the Company’s net sales as disclosed below:

	Year ended December 31,
	2018	2017	2016
Customer A	21%	25%	28%
Customer B	30%	29%	30%
Customers that individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods are as presented:

	December 31, 2018	December 31, 2017
Customer A	27%	29%
Customer B	20%	17%
Customer C	*	17%
 *    Customer comprised less than 10% of accounts receivable in the period.
Inventory
Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. The Company also records a reserve for excess and obsolete inventory, which represents the excess of the cost of the inventory over its estimated market value. This reserve is based upon an assessment of historical trends, current market conditions and forecasted product demand. The Company recorded an adjustment for excess and obsolete inventory, which is presented as a reduction to inventory of $2.3 million and $1.5 million as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the Company recognized $0.8 million and $1.5 million in cost of goods sold related to such adjustments.
Property and equipment and other assets
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Repairs and maintenance expenditures are expensed as incurred.
Useful lives by major asset class are as follows:

Estimated useful lives
Machinery, equipment and software	3-5 years
Leasehold improvements	5 years
Furniture and fixtures	2-5 years
Store fixtures	2-3 years
As of December 31, 2018 and 2017, included in other assets are retail product displays, net, of $10.9 million and $5.7 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $3.1 million and $0.6 million for the year ended December 31, 2018 and 2017, respectively.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company’s long-lived assets are grouped on an entity-wide basis. This is due, in part, to the integrated nature of the Company’s various distribution channels and the extent

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

of shared costs across those channels. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. The Company recorded an impairment charge of $0.2 million in the year ended December 31, 2017. There were no impairment charges recorded in the years ended December 31, 2018 or 2016.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price for the acquisition of 100% of the outstanding shares of capital stock of e.l.f. Cosmetics, Inc. and its subsidiaries by e.l.f. Beauty, Inc. on January 31, 2014 (the "Acquisition") over the fair value of the net assets acquired. As part of the Acquisition, the Company also acquired finite-lived intangible assets (customer relationships and favorable leases) and an indefinite-lived intangible asset (trademark).
Goodwill is not amortized but rather is reviewed annually for impairment, at the reporting unit level, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. When testing goodwill for impairment, the Company first performs an assessment of qualitative factors. If qualitative factors indicate that it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount, the Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded. We have identified a single reporting unit for purposes of impairment testing due, in part, to the integrated nature of the Company’s various distribution channels and the extent of shared costs across those channels.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

During the years ended December 31, 2018, 2017 and 2016, net sales in the United States and outside of the United States were as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
U.S.	$240,612	$243,299	$210,236
International	26,823	26,589	19,331
Total net sales	$267,435	$269,888	$229,567
As of December 31, 2018 and 2017, the Company had property and equipment in the United States and outside of the United States as follows (in thousands):

	December 31, 2018	December 31, 2017
U.S.	$21,236	$17,834
International	568	203
Total property and equipment, net	$21,804	$18,037
Revenue recognition
The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), on a modified retrospective basis and recognized a net reduction of $0.1 million to the opening balance of retained earnings, net of tax, for the cumulative effect of applying the new standard. The results for periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard impacted net sales and accounts receivable. Net sales would have been $0.3 million higher under the previous standard in the year ended December 31, 2018. Accounts receivable would have been $0.4 million higher under the previous standard as of December 31, 2018.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

channels. As such, the Company views its three primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
The Company sells a variety of beauty products but does not consider them to be meaningfully different revenue streams given similarities in the nature of the products, the target consumer, and the innovation and distribution processes. See Segment Reporting section above for the table providing disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers.
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
As of December 31, 2018, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.
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
A reconciliation of the beginning and ending amounts of the reserve for sales adjustments for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

Balance as of December 31, 2015	$3,866
Charges	24,427
Deductions	(16,366)
Balance as of December 31, 2016	11,927
Charges	25,680
Deductions	(29,149)
Balance as of December 31, 2017	8,458
Charges	26,971
Deductions	(27,655)
Balance as of December 31, 2018	$7,774
In the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.5 million, $0.7 million and $1.4 million respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $20.9 million, $21.2 million and $20.4 million in the years ended December 31, 2018, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

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
Forfeitures are recognized and accounted for as they occur.
Advertising costs
Advertising costs, including promotions and print, are expensed as incurred or distributed. Advertising costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations and

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

amounted to approximately and $10.2 million, $8.1 million, $5.6 million in the years ended December 31, 2018, 2017 and 2016, respectively.
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

Recently adopted accounting standards
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
January 1, 2018
The Company adopted ASC 606 on a modified retrospective basis, and recognized a net reduction of $0.1 million to the opening balance of retained earnings, net of tax for the cumulative effect of applying the new standard. The results for periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard impacted net sales and accounts receivable. Net sales would have been $0.3 million higher under the previous standard in the year ended December 31, 2018. Accounts receivable would have been $0.4 million higher under the previous standard as of December 31, 2018.

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

Standards that are not yet adopted
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

Note 3—Investment in equity securities
On April 14, 2017, the Company entered into an agreement to make a minority equity investment in a social media analytics company (the “Investee”). Pursuant to this agreement, the Company invested $2.9 million and received 4.7 million shares of preferred stock, or approximately 15.0% of the total outstanding voting securities of the Investee. The Company’s investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The fair value of the shares of preferred stock of Investee, which is not publicly traded, is not readily determinable. There were no observable price changes or impairment indicators identified during the years ended December 31, 2018 and 2017.

Note 4—Goodwill and other intangible assets
Information regarding the Company’s goodwill and intangible assets as of December 31, 2018 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(33,827)	$34,973
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(37,727)	34,973
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(37,727)	$256,037

Information regarding the Company’s goodwill and intangible assets as of December 31, 2017 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(26,947)	$41,853
Customer relationships – e-commerce	3 years	3,900	(3,875)	25
Favorable leases, net	Varies	580	(376)	204
Total finite-lived intangibles		73,280	(31,198)	42,082
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(31,198)	$263,146
The Company has not recognized any impairment charges on its goodwill or intangible assets, as the anticipated future cash flows generated by each of these assets remain substantially in excess of their carrying values. Amortization expense on the finite-lived intangible assets was $7.1 million for the years ended December 31, 2018 and 2017, and $8.3 million in the year ended December 31, 2016.
The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of December 31, 2018, is as follows (in thousands):

Year ending December 31,
2019	$6,880
2020	6,880
2021	6,880
2022	6,880
2023	6,880
Thereafter	573
Total	$34,973

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 5—Property and equipment
Property and equipment as of December 31, 2018 and 2017 consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Machinery, equipment and software	$13,007	$6,733
Leasehold improvements	9,549	8,673
Furniture and fixtures	3,027	2,827
Store fixtures	13,481	10,896
Property and equipment, gross	39,064	29,129
Less: Accumulated depreciation and amortization	(17,260)	(11,092)
Property and equipment, net	$21,804	$18,037
Depreciation and amortization expense on property and equipment was $7.6 million, $6.8 million and $4.9 million in the years ended December 31, 2018, 2017 and 2016, respectively.
Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2018 and 2017 consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued expenses	$8,783	$9,422
Other current liabilities	1,834	1,894
Accrued compensation	1,983	3,998
Income taxes payable	71	625
Accrued expenses and other current liabilities	$12,671	$15,939
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of December 31, 2018 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$150,719	$—	$150,719	$—
Total financial liabilities	$150,719	$—	$150,719	$—
__________________________
(1)(1) Of this amount, $9,861 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of December 31, 2017 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$156,792	$—	$156,792	$—
Total financial liabilities	$156,792	$—	$156,792	$—
__________________________
(1) Of this amount, $8,646 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
The Company classifies its cash equivalents, primarily, its money market funds within Level 1 based on quoted market prices in active markets for identical assets. The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 2 for any of the periods presented.
Note 8—Debt
The following summarizes the recent significant transactions impacting the Company’s indebtedness:

•
On January 31, 2014, the Company entered into a senior secured credit facility (the “2014 Senior Secured Credit Facility”), which consisted of a $20.0 million revolving line of credit and a $105.0 million term loan. Also, on January 31, 2014, the Company entered into a $40.0 million second lien term loan (the “Second Lien Term Loan”).

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

•
On December 23, 2016, the Company refinanced its outstanding obligations under the 2014 Senior Secured Credit Facility, entering into a new 5-year, $200.0 million senior secured credit agreement, as further described below.

•
On August 25, 2017, the Company amended its senior secured credit agreement to increase the total availability under the revolving line of credit to $50.0 million and to lower the interest rates and extend the maturity date to August 25, 2022.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The Company’s outstanding debt as of December 31, 2018 and 2017 consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Debt:
Term loan	$146,737	$154,418
Capital lease obligations	3,982	2,374
Total debt	150,719	156,792
Less: debt issuance costs	(335)	(444)
Total debt, net of issuance costs	150,384	156,348
Less: current portion	(9,861)	(8,646)
Long-term portion of debt	$140,523	$147,702
Senior secured credit agreement, as amended
On December 23, 2016, the Company entered into a new five-year, $200.0 million Senior Secured Credit Agreement (as amended, the "Credit Agreement") with a syndicate consisting of several large financial institutions. The Credit Agreement was amended on August 25, 2017 (the "First Amendment"), increasing the aggregate commitments to $215.0 million. The Credit Agreement consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”).
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on the Company’s consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of December 31, 2018 was $49.5 million.
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
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at the Company’s option, at either a rate per annum equal to either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% (amended from 2.00% to 3.50% as previously set forth in the Credit Agreement) based on the Company’s consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.75% (amended from 1.00% to 2.50%) based on the Company’s consolidated total net leverage ratio. The interest rate for the Term Loan Facility as of December 31, 2018 was approximately 4.8%.
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
In August 2017, the Company paid approximately $0.5 million in fees related to the First Amendment, none of which were capitalized as the First Amendment was treated as a modification of the original credit facility.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The Credit Agreement contains a number of covenants that, among other things, restrict the Company's ability to (subject to certain exceptions) pay dividends and distributions or repurchase the Company's capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require the Company to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2018 and December 31, 2017, the Company was in compliance with all financial covenants.
Aggregate future minimum principal payments are as follows (in thousands):

Year ending December 31,	Term Loan	Capital lease obligations
2019	$9,075	$786
2020	11,138	801
2021	14,438	831
2022	113,849	846
2023	—	718
Thereafter	—	—
Total	$148,500	$3,982
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
Additionally, as described above, in December 2016, the Company entered into the Credit Agreement and a portion of the debt outstanding under the 2014 Senior Secured Credit Facility was considered extinguished. In connection with this extinguishment of debt, the Company wrote off $1.7 million in unamortized debt discount and debt issuance costs, as well as approximately $0.1 million in other fees associated with the refinancing transaction. For the portion of the 2014 Senior Secured Credit Facility that was not considered extinguished, approximately $0.7 million in unamortized debt discount and $0.8 million in unamortized debt issuance costs remain on the balance sheet and are being amortized over the 5 years term of the Credit Agreement.
The components of interest expense are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Interest on term loan debt	$6,774	$7,271	$12,076
Amortization of debt issuance costs	792	810	1,281
Loss on extinguishment of debt	—	—	2,736
Interest on revolving line of credit	132	526	190
Interest on capital leases	155	168	—
Other	(37)	—	—
Interest expense, net	$7,816	$8,775	$16,283
Note 9—Commitments and contingencies
Operating leases
The Company leases office, retail and warehouse space in New York, New Jersey, California, Texas and China from third parties under non-cancelable operating leases that provide for minimum base rental payments (excluding taxes and other charges). A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

amounts have historically not been significant. The leases expire between 2019 and 2028. Total rent expense was $5.4 million, $5.1 million and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum lease payments under the operating leases are as follows (in thousands):

Year ending December 31,
2019	$5,375
2020	5,210
2021	3,876
2022	2,832
2023	2,858
Thereafter	7,167
Total	$27,318
Legal Contingencies
From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 10—Income taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Domestic	$17,405	$22,409	$9,677
Foreign	551	60	135
Total	$17,956	$22,469	$9,812
The components of the benefit (provision) for income taxes are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Current:
U.S. federal	$(2,414)	$(2,058)	$(9,978)
State	(948)	(369)	(2,096)
Foreign	(8)	—	—
Total current	(3,370)	(2,427)	(12,074)
Deferred:
U.S. federal	1,005	13,246	8,384
State	101	(21)	(773)
Foreign	(167)	208	(36)
Total deferred	939	13,433	7,575
Total (provision) benefit for income taxes	$(2,431)	$11,006	$(4,499)

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Effective January 1, 2018, the federal statutory rate decreased from 35% to 21% as a result of the enactment of the Tax Cuts and Jobs Act (the “2017 Tax Act”). The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Year ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Federal tax deferred rate change	—%	(53.8)%	—%
State tax, net of federal benefit	2.6%	0.6%	0.7%
State tax deferred rate change, net of federal benefit	0.9%	0.9%	18.7%
Nondeductible business expenses	1.4%	—%	2.0%
Provision-to-return adjustment	(3.9)%	—%	—%
Uncertain tax positions	(1.3)%	(1.7)%	2.0%
Stock based compensation	(8.6)%	(28.1)%	(16.8)%
Others	1.4%	(1.9)%	4.3%
Effective tax rate	13.5%	(49.0)%	45.9%
The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Compensation	$928	$1,056
Inventories and receivables	3,008	2,965
Accrued expenses	424	663
Stock compensation	5,175	3,497
Net operating losses	43	210
Other	898	925
Deferred tax assets	10,476	9,316
Deferred tax liabilities:
Goodwill	2,618	2,214
Fixed assets	2,405	1,923
Intangible assets	24,591	25,962
Other	1,023	313
Deferred tax liabilities	30,637	30,412
Net deferred tax liabilities	$20,161	$21,096
The deferred tax assets and liabilities are reported in the accompanying balance sheets as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets	$56	$245
Deferred tax liabilities	20,217	21,341
Net deferred tax liabilities	$20,161	$21,096
At December 31, 2018, the Company had gross state net operating loss carryforwards of $0.6 million. The state net operating loss carryforwards will begin to expire in 2036 and have a carryforward period of 20 years.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Balance at beginning of year	$764	$1,208	$1,256
Increases for prior year tax positions	—	63	438
Increases for current year tax positions	173	68	103
Decreases for prior year tax positions	(8)	(1)	(589)
Decreases due to settlements	—	(32)	—
Decreases due to statutes lapsing	(358)	(542)	—
Balance at end of year	$571	$764	$1,208
If all of the Company’s unrecognized tax benefits as of December 31, 2018 and December 31, 2017 were recognized, $0.4 million and $0.3 million of unrecognized tax benefits, respectively, would impact the effective tax rate. The Company believes it is reasonably possible that $0.2 million of unrecognized tax benefits may reverse in the next twelve months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company had $0.1 million of accrued gross interest and penalties as of December 31, 2018 and 2017, respectively. The Company recognized net interest expense of $(40,000), $17,000 and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2018, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2015. Certain state returns are currently under audit by the state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.
On December 22, 2017, the 2017 Tax Act was signed into law, which made significant changes to the Internal Revenue Code of 1986, as amended. One such change introduced the Global Intangible Low-Taxed Income (“GILTI”) provision, which is first effective for the period ending December 31, 2018. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to include such amounts in the Company's measurement of its deferred taxes. The Company has chosen to treat GILTI as a current-period expense when incurred.
Note 11—Preferred stock
The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of December 31, 2018 or December 31, 2017.
Note 12—Stock-based compensation
Stock plans
The Company grants stock-based awards under its 2016 Equity Incentive Award Plan (the “2016 Plan”), which replaced its 2014 Equity Incentive Plan (the “2014 Plan”) and became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 in September 2016. Immediately prior to the initial public offering, the 2014 Plan terminated and no further awards will be granted thereunder. Any awards outstanding under the 2014 Equity Plan that are forfeited or lapse unexercised will be added to the shares reserved and available for grant under the 2016 Plan. The 2016 Plan permits the grant of incentive stock options, non-statutory stock options, restricted stock and other stock- or cash-based awards to employees, officers, directors, advisors and consultants. The 2016 Plan allows for option grants of the Company’s common stock based on service, performance and market conditions.
As of December 31, 2018, a total of 9,366,718 shares have been authorized for issuance under the 2016 Plan, and 4,608,064 remain available for grant. As of December 31, 2018, there were 2,063,122 options and awards outstanding under the 2014 Plan that, if forfeited, would increase the number of shares authorized for grant under the 2016 Plan.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of December 31, 2017	2,597,294	$10.66
Granted	585,250	18.43
Exercised	(236,490)	3.75
Canceled or forfeited	(199,384)	10.56
Balance as of December 31, 2018	2,746,670	$12.91	7.6	$4,880

Exercisable, December 31, 2018	1,399,451	$9.14	6.9	$4,200

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $8.66, as reported on the New York Stock Exchange on December 31, 2018.

Additional information relating to service-based options is as follows (in thousands, except per share data):

	Year ended December 31,
	2018	2017	2016
Stock-based compensation expense	$3,219	$2,435	$4,286
Intrinsic value of options exercised	$2,890	$12,841	$2,486
Weighted-average grant date fair value of options granted (per share)	$6.81	$9.51	$5.07
As of December 31, 2018, there was $7.3 million of total unrecognized compensation cost related to service-based stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.
The fair value of service-based stock options granted were calculated using the following weighted-average assumptions:

	Year ended December 31,
	2018	2017	2016
Expected term (in years)	6.3	6.2	5.9
Expected volatility	32.02%	32.42%	36.50%
Risk-free interest rate	2.68%	2.14%	1.34%
Expected dividend yield	—%	—%	—%
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
Expected dividend yield
The Company does not anticipate paying any dividends in the foreseeable future. As such, the Company uses an expected dividend yield of zero.
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of December 31, 2017	2,406,537	$6.58
Exercised	(901,505)	2.54
Canceled or forfeited	(22,250)	12.95
Balance as of December 31, 2018	1,482,782	$8.94	6.3	$7,120

Exercisable, December 31, 2018	1,068,482	$2.00	5.7	$7,120
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $8.66, as reported on the New York Stock Exchange on December 31, 2018.

As of December 31, 2018, there was no further unrecognized compensation cost related to performance-based and market-based vesting stock options.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Additional information relating to options that vest based upon the satisfaction of performance or market conditions is as follows (in thousands, except per share data):

	Year ended December 31,
	2018	2017	2016
Stock-based compensation expense	$1,168	$3,489	$1,813
Intrinsic value of options exercised	$8,669	$42,874	$—
Weighted-average grant date fair value of options granted (per share)	$—	$10.65	$1.52
Prior to the initial public offering, the Company granted options that vested based upon the achievement of both a performance and market condition. The performance condition was based on the occurrence of a liquidity event and was satisfied in connection with the initial public offering in September 2016. The market condition was based upon the achievement of a minimum rate of return from the liquidity event and was satisfied in March 2017. Accordingly, all such outstanding options vested in March 2017.
In February 2017, the Company granted options that vest based upon the achievement of specified stock prices. The fair values and derived service periods were determined using a Monte Carlo simulation model. If the awards vest prior to the end of the derived service period, the remaining unamortized compensation cost will be recognized in the period of vesting.
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) as follows:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2017	1,248,824	$23.37
Granted	1,331,745	17.73
Vested	(376,130)	22.96
Canceled or forfeited	(168,315)	20.24
Balance as of December 31, 2018	2,036,124	$20.01
As of December 31, 2018, there were 885,520 unvested shares subject to RSAs outstanding. Additional information relating to RSAs and RSUs is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Stock-based compensation expense	$12,434	$7,550	$700
Intrinsic value of RSUs released	$6,280	$3,398	$—
As of December 31, 2018, there was $31.7 million of total unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.
Note 13—Employee benefit plan
The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company made $0.2 million of matching contributions to the 401(k) Plan during the year ended December 31, 2018 and 2017, and $0.1 million during the year ended December 31, 2016.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 14—Net income (loss) per share
The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share and per share data):

	Year ended December 31,
	2018	2017	2016
Numerator:
Net income	$15,525	$33,475	$5,313
Adjustments to numerator:
Dividend paid to preferred stockholders	—	—	(66,531)
Accretion of convertible preferred stock to maximum redemption value	—	—	(436,317)
Net income (loss) attributable to common stockholders	$15,525	$33,475	$(497,535)

Denominator:
Weighted average common shares outstanding - basic	46,828,798	45,358,452	12,606,529
Dilutive common equivalent shares from equity awards	2,439,818	4,016,306	—
Weighted average common shares outstanding - diluted	49,268,616	49,374,758	12,606,529

Net income (loss) per share:
Basic	$0.33	$0.74	$(39.47)
Diluted	$0.32	$0.68	$(39.47)

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	3,373,529	1,176,787	7,591,298

Note 15—Quarterly financial summary (unaudited)
Unaudited quarterly results for the last two years were as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4 (1)
2018
Net sales	$65,920	$59,055	$63,889	$78,571
Gross profit	$40,208	$36,645	$38,969	$46,919
Net income	$690	$1,248	$3,915	$9,672
Net income per share:
Basic	$0.01	$0.03	$0.08	$0.20
Diluted	$0.01	$0.03	$0.08	$0.20
2017
Net sales	$60,574	$55,856	$71,865	$81,593
Gross profit	$38,228	$35,890	$42,913	$47,694
Net income	$2,160	$3,970	$5,865	$21,480
Net income per share:
Basic	$0.05	$0.09	$0.13	$0.47
Diluted	$0.04	$0.08	$0.12	$0.44
__________________________

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

(1) Results for the fourth quarter of fiscal 2017 included a tax benefit from the adoption of the 2017 Tax Act, which had a favorable impact of $0.25 and $0.23 on basic and diluted earnings per share, respectively.
Note 16—Subsequent events
On February 26, 2019, the Company announced its decision to close all e.l.f. retail stores (the “e.l.f. Store Closing”). As part of the e.l.f. Store Closing, the Company will close all 22 of its e.l.f. retail stores on February 26, 2019, and implement a workforce reduction of approximately 185 retail store employees and approximately 8 corporate employees that manage and operate the e.l.f. retail stores.
The Company currently expects to incur one-time, pre-tax charges and costs associated with the e.l.f. Store Closing of approximately $23.0 to $25.0 million in total, which will be taken in the transition period ended March 31, 2019. These charges include:

•	acceleration of rent expense related to e.l.f. retail store lease right-of-use assets of approximately $16.0 million;

•	write-offs of other assets, including property and equipment, of approximately $5.0 to $6.0 million;

•	employee severance payments of approximately $0.5 million;

•	other costs of approximately $1.5 to $2.5 million.

The decision to close all e.l.f. retail stores was made during the transition period ended March 31, 2019. The property and equipment used to operate the e.l.f. retail stores is part of an entity-wide asset group. This is due, in part, to the integrated nature of the e.l.f. retail stores business with the Company’s various other distribution channels and the extent of shared costs across those channels.
Right-of-use assets and liabilities for all leases, including e.l.f. retail store leases, will be recorded effective January 1, 2019 in connection with the adoption of ASC 842.
Any outstanding liabilities associated with leases or other contracts will be adjusted at the time the liability is considered extinguished.
The above estimated costs and charges are preliminary and may vary materially based on various factors, including negotiations with third parties, and changes in management’s assumptions and projections.