Form 10-Q
period 2019-03-31
e.l.f. Beauty, Inc.
filed 2019-05-09
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended _________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from January 1, 2019 to March 31, 2019
Commission File Number: 001-37873
_______________________________________________________________
e.l.f. Beauty, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Delaware	46-4464131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 10th Street
Oakland, CA 94607
 (Address of principal executive offices, including zip code)
_______________________________________________________________
(510) 778-7787
(Registrant’s telephone number, including area code)
_______________________________________________________________
Former Fiscal Year: December 31
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ELF	New York Stock Exchange
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2019 was 49,790,180 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$53,874	$51,205	$10,474
Accounts receivable, net	32,275	36,724	31,779
Inventory, net	43,779	46,341	61,728
Prepaid expenses and other current assets	7,340	7,473	6,639
Total current assets	137,268	141,743	110,620
Property and equipment, net	16,006	21,804	18,694
Intangible assets, net	97,053	98,773	104,129
Goodwill	157,264	157,264	157,264
Investments	2,875	2,875	2,875
Other assets	21,222	13,397	10,109
Total assets	$431,688	$435,856	$403,691

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$10,259	$9,861	$8,652
Accounts payable	16,280	20,483	17,054
Accrued expenses and other current liabilities	18,590	12,671	8,888
Total current liabilities	45,129	43,015	34,594
Long-term debt and finance lease obligations	138,025	140,523	145,708
Deferred tax liabilities	16,753	20,217	22,058
Long-term operating lease obligations	15,898	—	—
Other long-term liabilities	668	2,770	2,981
Total liabilities	216,473	206,525	205,341

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of March 31, 2019, December 31, 2018 and March 31, 2018; 49,645,450, 48,715,276 and 47,425,139 shares issued and outstanding as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively	483	478	465
Additional paid-in capital	744,147	740,354	724,221
Accumulated deficit	(529,415)	(511,501)	(526,336)
Total stockholders' equity	215,215	229,331	198,350
Total liabilities and stockholders' equity	$431,688	$435,856	$403,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Net sales	$66,141	$65,920
Cost of sales	25,650	25,712
Gross profit	40,491	40,208
Selling, general and administrative expenses	37,324	36,234
Restructuring expenses	22,176	—
Operating income (loss)	(19,009)	3,974
Other expense, net	(315)	(888)
Interest expense, net	(1,849)	(1,963)
Income (loss) before provision for income taxes	(21,173)	1,123
Income tax benefit (provision)	3,259	(433)
Net income (loss)	$(17,914)	$690
Comprehensive income (loss)	$(17,914)	$690
Net income (loss) per share:
Basic	$(0.37)	$0.01
Diluted	$(0.37)	$0.01
Weighted average shares outstanding:
Basic	48,022,926	46,435,560
Diluted	48,022,926	49,302,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2018	47,829,756	$478	$740,354	$(511,501)	$229,331
Net loss	—	—	—	(17,914)	(17,914)
Stock-based compensation	—	—	3,683	—	3,683
Exercise of stock options, net	458,964	5	110	—	115
Balance as of March 31, 2019	48,288,720	$483	$744,147	$(529,415)	$215,215

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2017	46,315,630	$463	$720,372	$(526,972)	$193,863
Net income	—	—	—	690	690
Stock-based compensation	—	—	3,640	—	3,640
Exercise of stock options, net	223,989	2	209	—	211
Adoption of new accounting standard	—	—	—	(54)	(54)
Balance as of March 31, 2018	46,539,619	$465	$724,221	$(526,336)	$198,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(17,914)	$690
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,161	4,288
Stock-based compensation expense	3,683	3,640
Amortization of debt issuance costs and discount on debt	190	199
Deferred income taxes	(3,433)	735
Other, net	242	142
Changes in operating assets and liabilities:
Accounts receivable	4,215	12,771
Inventories	2,561	951
Prepaid expenses and other assets	(1,732)	(1,498)
Accounts payable and accrued expenses	(3,100)	(16,891)
Other liabilities	(3,295)	3
Net cash provided by operating activities	8,578	5,030

Cash flows from investing activities:
Purchase of property and equipment	(3,762)	(2,667)
Net cash used in investing activities	(3,762)	(2,667)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	2,000
Repayment of revolving line of credit	—	(2,000)
Repayment of long-term debt	(2,063)	(2,063)
Cash received from issuance of common stock	115	212
Other, net	(199)	(97)
Net cash used in financing activities	(2,147)	(1,948)

Net increase in cash and cash equivalents	2,669	415
Cash and cash equivalents - beginning of period	51,205	10,059
Cash and cash equivalents - end of period	$53,874	$10,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1—Nature of operations
e.l.f. Beauty, Inc. (together with its subsidiaries, the “Company,” “we”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and changed its name to e.l.f. Beauty, Inc. in April 2016. The Company conducts business under the name e.l.f. Cosmetics, and offers high-quality, prestige-inspired cosmetic and skin care products at extraordinary value.

Note 2—Summary of significant accounting policies
Basis of presentation
The Company changed its fiscal year end from December 31st to March 31st. This is the Company's Transition Report on Form 10-QT for the transition period from January 1, 2019 to March 31, 2019. The Company's next fiscal year will run from April 1, 2019 through March 31, 2020.
Due to the change in fiscal year end, the benefit from income taxes for the three months ended March 31, 2019 was calculated using actual tax rates for the period. The provision for income taxes for the three months ended March 31, 2018 was computed using the estimated effective tax rate applicable to the fiscal year ended December 31, 2018.
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2019 and March 31, 2018, and its results of operations, stockholders' equity and cash flows for the three months ended March 31, 2019 and 2018. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant accounting policies
Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Accounting Standards Codification (“ASC”) Topic 842) (“ASC 842”) using the modified retrospective approach and elected the transition relief option to make the date of initial adoption concurrent with the effective date. Accordingly, comparative periods remain presented under ASC Topic 840, Leases ("ASC 840"). The Company also elected the following practical expedients:

•	The package of practical expedients, which permitted the carryforward of historical conclusions around lease identification, classification and initial direct costs; and

•	Non-separation of lease and non-lease components for commercial property leases.
The Company made no other material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Annual Report.
Revenue recognition
The Company distributes product both through national and international retailers as well as direct-to-consumers through its e-commerce channel. The marketing and consumer engagement benefits that the direct-to-consumer channel provides is integral to the Company’s brand and product development strategy and drives sales across channels. As such, the Company views its two primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
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

	Three months ended March 31,
Net sales by geographic region:	2019	2018
United States	$59,797	$62,107
International	6,344	3,813
Total net sales	$66,141	$65,920
As of March 31, 2019, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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
ASU 2016-02, Leases (Topic 842)
The standard requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to adjustment, such as for initial direct costs. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. It requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application.
January 1, 2019
The Company adopted ASC 842 on a modified retrospective basis. The results for periods beginning after January 1, 2019 are presented under ASC 842, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard resulted in the recognition of the right of use (“ROU”) assets and lease liabilities for operating leases of approximately $21.2 million and $23.5 million, respectively, as of January 1, 2019, with corresponding adjustments to prepaid and deferred rent. As discussed in Note 9, “Restructuring and other related costs,” these assets and liabilities were subsequently adjusted as a result of the closure of all 22 e.l.f. retail stores in February 2019. The adoption of the standard did not impact the Company's beginning retained earnings, our consolidated statements of operations or cash flows.

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

Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three months ended March 31, 2019 or 2018, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three months ended March 31, 2019.

Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of March 31, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(35,547)	$33,253
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(39,447)	33,253
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(39,447)	$254,317

Information regarding the Company’s goodwill and intangible assets as of December 31, 2018 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(33,827)	$34,973
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(37,727)	34,973
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(37,727)	$256,037
Information regarding the Company’s goodwill and intangible assets as of March 31, 2018 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(28,667)	$40,133
Customer relationships – e-commerce	3 years	3,900	(3,883)	17
Favorable leases, net	Varies	580	(401)	179
Total finite-lived intangibles		73,280	(32,951)	40,329
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(32,951)	$261,393
Amortization expense on finite-lived intangible assets was $1.7 million and $1.8 million in the three months ended March 31, 2019 and 2018, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three months ended March 31, 2019 and 2018.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of March 31, 2019 is as follows (in thousands):

Fiscal year ending March 31,
2020	$6,880
2021	6,880
2022	6,880
2023	6,880
2024	5,733
Total	$33,253

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of March 31, 2019, December 31, 2018 and March 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Accrued expenses	$9,594	$8,783	$4,329
Other current liabilities	1,501	1,834	1,766
Accrued compensation	3,200	1,983	2,418
Current portion of operating lease liabilities	4,172	—	—
Income taxes payable	123	71	375
Accrued expenses and other current liabilities	$18,590	$12,671	$8,888
Note 6—Debt
The Company’s outstanding debt as of March 31, 2019, December 31, 2018 and March 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Term loan(1)	$144,810	$146,737	$152,499
Finance lease obligations	3,783	3,982	2,277
Total debt(2)	148,593	150,719	154,776
Less: debt issuance costs	(309)	(335)	(416)
Total debt, net of issuance costs	148,284	150,384	154,360
Less: current portion	(10,259)	(9,861)	(8,652)
Long-term portion of debt	$138,025	$140,523	$145,708
(1) See Note 8, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement (as defined below under the heading “Description of indebtedness”).
(2) The gross carrying amounts of the Company’s long-term debt, before reduction of the debt issuance costs, and finance lease obligations approximate their fair values, based on Level 2 inputs (quoted prices for similar assets and liabilities in active markets or inputs that are observable), as the stated rates approximate market rates for loans with similar terms. The Company did not transfer any liabilities measured at fair value on a recurring basis to or from Level 2 for any of the periods presented.

Note 7—Contingencies

Legal contingencies
From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the three months ended March 31, 2019:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2018	2,746,670	$12.91
Granted	115,100	7.95
Canceled or forfeited	(286,191)	16.98
Balance as of March 31, 2019	2,575,579	$12.24	6.9	$6,958

Exercisable, March 31, 2019	1,597,838	$10.17	6.1	$6,042

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock of $10.60, as reported on the New York Stock Exchange on March 29, 2019 (the last trading day prior to March 31, 2019).
The Company recognized stock-based compensation cost related to service-based vesting options of $0.6 million and $0.7 million in the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $5.3 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 2.3 years. All stock-based compensation expense is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions for the three months ended March 31, 2019:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of December 31, 2018	1,482,782	$8.94
Exercised	(62,450)	1.84
Canceled or forfeited	(96,900)	26.84
Balance as of March 31, 2019	1,323,432	$7.96	6.0	$8,646

Exercisable, March 31, 2019	1,006,032	$2.01	5.4	$8,646
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock of $10.60, as reported on the New York Stock Exchange on March 29, 2019 (the last trading day prior to March 31, 2019).
The Company recognized stock-based compensation cost related to performance-based and market-based vesting options of $0.4 million in the three months ended March 31, 2018. As of March 31, 2019, there was no unrecognized compensation cost related to performance-based and market-based vesting stock options.
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the three months ended March 31, 2019:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2018	2,036,124	$20.01
Granted (1)	1,464,710	7.64
Vested	(396,514)	21.79
Canceled or forfeited	(317,922)	20.06
Balance as of March 31, 2019	2,786,398	$13.26
__________________________
(1) Includes restricted stock awards granted in the period ending March 31, 2019 that vest based upon the achievement of a specified stock price and satisfaction of a service condition. The fair values and derived service periods were determined using a Monte Carlo simulation model.
As of March 31, 2019, there were 1,356,730 unvested shares subject to RSAs outstanding.

The Company recognized stock-based compensation cost related to RSAs and RSUs of $3.1 million and $2.5 million in the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $33.4 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 3.2 years.

Note 9—Restructuring and other related costs
In February 2019, the Company closed all 22 e.l.f. retail stores and implemented a workforce reduction of employees that operated and managed the e.l.f. retail stores (the “Restructuring Plan”). The Restructuring Plan resulted in the termination of the employment of 170 retail store employees and 5 corporate employees who managed and operated the e.l.f. retail stores. The purpose of the Restructuring Plan was to enable a reallocation of investment against the e.l.f. brand and prioritization of the Company's national retailer and digital channels.
The following table presents the restructuring expenses incurred in the three months ended March 31, 2019 with respect to the Restructuring Plan (in thousands):

March 31, 2019
Acceleration of rent expense	$14,240
Acceleration of depreciation expense	5,377
Employee severance and related expenses	600
Other costs, including other asset write-offs	1,959
Total	$22,176

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The acceleration of rent expense is net of a $1.9 million gain related to operating lease liabilities that were extinguished as of March 31, 2019. This gain represents the difference between the aggregate operating lease liability established upon adoption of ASC 842 and the aggregate cash charge incurred to extinguish the aggregate liability. The gross accelerated rent expense of $16.1 million is included in depreciation and amortization in the statement of cash flows for the three months ended March 31, 2019.

The Company does not expect to incur additional material costs associated with the Restructuring Plan, other than those that may be incurred in connection with the settlement of outstanding lease liabilities. The Company will recognize additional gains or losses for the difference between the amount of cash disbursed and the outstanding liability at the time of settlement. Refer to Note 11 for additional information regarding the Company’s leases.

Liabilities related to the Restructuring Plan are reported within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and include the following balances (in thousands):

	Employee severance and related expenses	Other costs	Total
December 31, 2018	$—	$—	$—
Costs incurred	600	1,118	1,718
Cash disbursements	(504)	(443)	(947)
Other adjustments	—	—	—
March 31, 2019	$96	$675	$771
Outstanding lease liabilities are not included in the table above, as those liabilities were established upon adoption of ASC 842, not in connection with the Restructuring Plan.
The Company expects to make all cash disbursements in connection with the Restructuring Plan, including those that may be required to settle outstanding lease liabilities, by the end of the fiscal year ending March 31, 2020.

Note 10—Net income (loss) per share
The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding. Diluted net income (loss) per share amounts are calculated using the treasury stock method for equity-based compensation awards. The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share and per share data):

	Three months ended March 31,
	2019	2018
Numerator:
Net income (loss)	$(17,914)	$690

Denominator:
Weighted average common shares outstanding - basic	48,022,926	46,435,560
Dilutive common equivalent shares from equity awards	—	2,867,211
Weighted average common shares outstanding - diluted	48,022,926	49,302,771

Net income (loss) per share:
Basic	$(0.37)	$0.01
Diluted	$(0.37)	$0.01

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	6,588,523	2,580,109

Note 11—Leases
The Company leases warehouses, distribution centers, office space, and equipment. Prior to the Restructuring Plan, the Company also leased retail store locations. The majority of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term for up to 5 years. The exercise of lease renewal options is at the Company's sole discretion and such renewal options are included in the lease term if they are reasonably certain to be exercised. Certain leases also include options to purchase the leased asset. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's equipment leases are finance leases of assets used to operate its distribution centers in Ontario, California and Columbus, Ohio.
Significant judgment is required to determine whether commercial contracts contain a lease. The discount rate used in measuring lease liabilities is generally based on the interest rate on the Company’s revolving line of credit, assuming sufficient unused capacity exists at the time the lease liability is measured.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company’s adoption of ASC 842 is as follows (in thousands):

	Classification	March 31, 2019
Assets
Operating lease assets (a)	Other assets	$4,445
Finance lease assets (b)	Other assets	3,089
Total leased assets		$7,534
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,172
Finance	Current portion of long-term debt and finance lease obligations	771
Noncurrent
Operating	Long-term operating lease obligations	15,898
Finance	Long-term debt and finance lease obligations	3,012
Total lease liabilities		$23,853
___________________
(a) In accordance with ASC 842, $15.7 million of ROU assets related to operating leases were derecognized in connection with the Restructuring Plan. Pursuant to ASC 842, each related lease liability is derecognized only after the Company is released from that liability. Any differences between the amount of the liability and the amount of any associated settlement payment is recognized as a gain. The Company recognized a gain of $1.9 million in restructuring expenses related to the derecognition of lease liabilities in connection with the Restructuring Plan in the three months ended March 31, 2019. See Note 9, “Restructuring and other related costs,” for further details on the Restructuring Plan.

(b) Finance leases are recorded net of accumulated amortization of $1.9 million as of March 31, 2019 and were previously classified in property and equipment, net.

The components of operating and finance lease costs were as follows (in thousands):

	Classification	March 31, 2019
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,195
Acceleration of rent expense	Restructuring expenses	14,240
Finance lease cost
Amortization of leased assets	SG&A expenses	254
Interest on lease liabilities	Interest expense, net	50
Total lease costs		$15,739

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

As of March 31, 2019, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

Fiscal year ending March 31,	Operating leases	Finance leases	Total
2020	$4,812	$950	$5,762
2021	4,684	950	5,634
2022	2,882	908	3,790
2023	2,364	1,208	3,572
2024	2,291	234	2,525
Thereafter	5,916	—	5,916
Total lease payments	22,949	4,250	27,199
Less: Interest	2,879	467
Present value of lease liabilities	$20,070	$3,783
For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of December 31, 2018, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 840 were as follows (in thousands):

Year ending December 31,
2019	$5,375
2020	5,210
2021	3,876
2022	2,832
2023	2,858
Thereafter	7,167
Total	$27,318
The weighted average remaining lease term (in years) and discount rate were as follows:

March 31, 2019
Weighted-average remaining lease term
Operating leases	5.9 years
Finance leases	4.3 years
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.2%
Operating cash flows from operating leases for the three months ended March 31, 2019 were $1.8 million.

Note 12—Subsequent events
Share repurchase program
In April 2019, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $25 million of its common shares. Purchases under the share repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based on market conditions, share price and other factors. The

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

share repurchase program may be suspended or discontinued at any time and there is no guarantee that any shares will be purchased under the share repurchase program.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Transition Report on Form 10-QT (the “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
Cautionary note regarding forward-looking statements
The MD&A and other parts of this Quarterly Report contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” ”believe,” “contemplate,” “continue,” "could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
Business trends
Tariffs
Tariffs have impacted certain products that we import from China which, without mitigation, will increase our cost of goods and may lower our gross profit and gross margin in future periods. We have implemented or are currently evaluating various initiatives, including but not limited to, negotiating lower prices with our suppliers and selectively increasing prices on certain products, to mitigate the impact of the current and proposed tariffs on our results of operations. In addition, any favorable movements in foreign exchange rates may reduce the impact of the tariffs. We cannot provide any assurances that these mitigation initiatives will be successful.
e.l.f store closing
In February 2019, the Company exited its stand-alone e.l.f. retail stores business (the “Restructuring Plan”). As part of the Restructuring Plan, the Company closed all 22 e.l.f. retail stores and implemented a workforce reduction of its employees that managed and operated the e.l.f. retail stores. Refer to Note 9 to our condensed consolidated financial statements in Item 1 of this Quarterly Report under the heading “Restructuring and other related costs” for further discussion of the Restructuring Plan.
The Restructuring Plan will result in changes to our financial results in subsequent periods. Net sales associated with e.l.f. stores were $1.9 million and $3.3 million in the three months ended March 31, 2019 and 2018, respectively.
Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the second and third calendar quarters typically being higher than in the fourth and first fiscal quarters. The higher net sales in our second and third fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the second or third quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the second and third fiscal quarters, we are required to make investments in working capital during the first and second fiscal quarters. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as our expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended March 31,
(in thousands)	2019	2018
Net sales	$66,141	$65,920
Cost of sales	25,650	25,712
Gross profit	40,491	40,208
Selling, general and administrative expenses	37,324	36,234
Restructuring expenses	22,176	—
Operating income (loss)	(19,009)	3,974
Other expense, net	(315)	(888)
Interest expense, net	(1,849)	(1,963)
Income (loss) before provision for income taxes	(21,173)	1,123
Income tax benefit (provision)	3,259	(433)
Net income (loss)	$(17,914)	$690
Comprehensive income (loss)	$(17,914)	$690

	Three months ended March 31,
(percentage of net sales)	2019	2018
Net sales	100%	100%
Cost of sales	39%	39%
Gross margin	61%	61%
Selling, general and administrative expenses	56%	55%
Restructuring expenses	34%	—%
Operating income (loss)	(29)%	6%
Other expense, net	—%	(1)%
Interest expense, net	(3)%	(3)%
Income (loss) before provision for income taxes	(32)%	2%
Income tax benefit (provision)	5%	(1)%
Net income (loss)	(27)%	1%
Comprehensive income (loss)	(27)%	1%
Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018
Net sales
Net sales increased $0.2 million, to $66.1 million for the three months ended March 31, 2019, from $65.9 million for the three months ended March 31, 2018. The increase was primarily due to increases in shelf space at existing retailers, distribution into new accounts and lower sales adjustments, partially offset by the timing of pipeline shipments and the closing of all 22 e.l.f. retail stores in February 2019.
Gross profit
Gross profit increased $0.3 million, or 1%, to $40.5 million for the three months ended March 31, 2019, compared to $40.2 million for the three months ended March 31, 2018. Gross margin was 61%, flat when compared to the three months ended March 31, 2018, with benefits from lower sales adjustments and margin accretive innovation offset by the impact of tariffs on goods imported from China along with adjustments to inventory and the Company's inventory reserve.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $37.3 million for the three months ended March 31, 2019, an increase of $1.1 million, or 3%, from $36.2 million for the three months ended March 31, 2018. SG&A expenses as a percentage of net sales increased to 56% for the three months ended March 31, 2019 from 55% for the three months ended March 31, 2018. The $1.1 million increase was primarily a result of increases in marketing and personnel expenses, as well as higher depreciation and amortization expense, partially offset by lower costs due to the closing of our e.l.f. stores.
Restructuring expenses
Restructuring expenses incurred in connection with the Restructuring Plan were $22.2 million for the three months ended March 31, 2019 and included $14.2 million of accelerated rent expense, $5.4 million of accelerated depreciation expense, $0.6 million of severance expenses and $2.0 million of other costs, including other asset write-offs. The majority of the expenses in the three months ended March 31, 2019 are non-cash. We do not expect to incur additional material costs associated with the Restructuring Plan, other than those that may be incurred in connection with the settlement of outstanding lease liabilities. The Company will recognize additional gains or losses for the difference between the amount of cash disbursed and the outstanding liability at the time of settlement.
Other expense, net
Other expense, net decreased by $0.6 million to $0.3 million for the three months ended March 31, 2019, as compared to $0.9 million for the three months ended March 31, 2018. This change was primarily related to favorable foreign exchange rate movements.

Interest expense, net
Interest expense, net decreased $0.1 million, or 6%, to $1.8 million for the three months ended March 31, 2019, as compared to $2.0 million for the three months ended March 31, 2018. This change was primarily due to an increase in interest income generated on the Company’s cash and cash equivalents.
Income tax benefit (provision)
The benefit for income taxes was $3.3 million for the three months ended March 31, 2019, as compared to a provision for income taxes of $0.4 million for the three months ended March 31, 2018. The change in the provision for income taxes was primarily driven by the change in income before taxes. This was partially offset by an increase in tax expense related to excess tax deficits on equity compensation from $0.2 million during the three months ended March 31, 2018 to $1.5 million during the three months ended March 31, 2019.

Financial condition, liquidity and capital resources
Overview
As of March 31, 2019, we held $53.9 million of cash and cash equivalents which consisted of cash and money market funds. In addition, as of March 31, 2019, we had borrowing capacity of $49.5 million under our Revolving Credit Facility.
Our primary cash needs are for capital expenditures, retail product displays and working capital, as well as any share repurchase activity we choose to effect pursuant to our recently announced share repurchase program. In addition, we expect to incur one-time cash expenditures associated with the Restructuring Plan, which may be material. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion into additional national retailer store locations. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of March 31, 2019, we had working capital, excluding cash, of $38.3 million, compared to $47.5 million as of December 31, 2018. Working capital, excluding cash and debt, was $48.5 million and $57.4 million as of March 31, 2019 and December 31, 2018, respectively.
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

Cash flows

	Three months ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$8,578	$5,030
Investing activities	(3,762)	(2,667)
Financing activities	(2,147)	(1,948)
Net increase in cash:	$2,669	$415
Cash provided by operating activities
For the three months ended March 31, 2019, net cash provided by operating activities was $8.6 million. This included a net loss, before adding depreciation, amortization and other non-cash items of $9.9 million and increases in net working capital of $1.4 million. The increase in net working capital was driven by a $3.3 million decrease in other liabilities, primarily related to store closures, partially offset by a $4.2 million decrease in accounts receivable.
Cash used in investing activities
For the three months ended March 31, 2019, net cash used in investing activities was $3.8 million, compared to $2.7 million for the three months ended March 31, 2018. The increase was primarily driven by new customer fixture programs in the three months ended March 31, 2019.
Cash provided by (used in) financing activities
For the three months ended March 31, 2019, net cash used in financing activities was $2.1 million and was primarily related to mandatory principal payments under our Term Loan Facility.

Description of indebtedness
Senior secured credit agreement, as amended
On December 23, 2016, we entered into a new five-year, $200.0 million Senior Secured Credit Agreement (as amended, the “Credit Agreement”) with a syndicate consisting of several large financial institutions. The Credit Agreement was amended on August 25, 2017, increasing the aggregate commitments to $215.0 million. The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”). The Credit Agreement was amended again on December 7, 2018 to reflect the change in our fiscal year-end from December 31 to March 31.
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of March 31, 2019 was $49.5 million.
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
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period

(subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% (amended from 2.00% to 3.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% (amended from 1.00% to 2.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio. The interest rate as of March 31, 2019 for the Term Loan Facility was approximately 4.6%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of March 31, 2019 and December 31, 2018, we were in compliance with all applicable financial covenants.

Contractual obligations and commitments
There have been no material changes to our contractual obligations and commitments as included in the Annual Report.
Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.

Critical accounting policies and estimates
The MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in the Annual Report, except as noted below.
Recent accounting pronouncements
Recent accounting pronouncements are disclosed in Note 2 to the condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk
There have been no material changes to our primary risk exposures or management of market risks from those disclosed in the Annual Report.

Item 4. Controls and procedures
Evaluation of disclosure controls and procedures over financial reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation, as of March 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, we have established disclosure controls and procedures to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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
We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2018.
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
Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for, and popularity of, various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or componentry. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-

party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations. See also “—Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.”
Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.*
As of March 31, 2019, we had a total of $148.6 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.5 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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
Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.*
We generate a significant portion of our net sales in the second and third quarters of our fiscal year as a result of higher sales during the holiday season, and adverse events that occur during the second or third quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the second and third quarters, we are required to make investments in working capital during the first and second quarters of the fiscal year. In addition to holiday seasonality, we may experience variability in net sales and net income throughout the year as a result of the size and timing of orders from our retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.
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
We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.*
We rely on information technology networks and systems to market and sell our products, to process electronic and financial information, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of information systems to effectively process retail customer orders, and fulfill consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, retail customers, consumers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process retail customer and e-commerce orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown, we may incur substantial cost in repairing or replacing these systems, and if we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.
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
We have significant operations in China, which exposes us to risks inherent in doing business in that country.*
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of March 31, 2019, we had a team of 73 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.”
Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.*
The United States government has recently imposed increased tariffs on certain imports from China, some of which cover products that we import from that country. In addition, higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by U.S. For example, a U.S. tariff on Chinese goods, including certain of products that we import from China, has been threatened to increase from 10% to 25%. Current and proposed tariffs may increase our cost of goods, which may result in lower gross margin on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products and consumer purchases thereof could potentially be reduced. In either case, increased tariffs on imports from China could materially and adversely affect our business, financial condition and results of operations.
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
Closing our e.l.f. stores may cause us to expend significant capital and other resources and incur other significant costs and liabilities and may not result in improvements to our business, financial condition, or results of operations.*
In February 2019, we closed all 22 of our e.l.f. stores and implemented a workforce reduction of our employees that managed and operated the e.l.f. stores. The closing of our e.l.f. stores has caused us, and may continue to cause us, to expend significant capital and other resources, write-off assets, accelerate rent expenses, and the closing of our e.l.f. stores may subject to us to litigation. Our reputation and brand may be damaged in connection with the closing of our e.l.f. stores. Consumers that shopped in our e.l.f. stores may not continue to purchase the same number (or any) of our products from our e-commerce websites or our other retail customers. Any of these results could have a material and adverse effect on our business, financial condition, or results of operations.

The closing of our e.l.f. stores may not improve our business, financial condition, or results of operations. In addition, we may not be able to reallocate capital historically allocated to our e.l.f. stores efficiently or effectively to other strategic priorities.

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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.*
In March 2017, the United Kingdom formally notified the European Council of its intention to withdraw from the European Union pursuant to Article 50 of the Lisbon Treaty. The referendum and the ensuing process of the United Kingdom's withdrawal from the European Union has created significant uncertainty about the timing of the withdrawal and the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. There is also considerable uncertainty about whether the United Kingdom will be able to participate in transitional arrangements that would grant the United Kingdom and United Kingdom-based businesses full access to the European Union Customs Union and the Single Market until for any period post-withdrawal; failure to agree to these transitional arrangements could result in increased costs or otherwise adversely impact our operations as we, through a third-party, utilize a warehouse in the United Kingdom to distribute our products to our European Union based retailers and distributors. The uncertainty around, and developments regarding, the United Kingdom's withdrawal from the European Union have had and may continue to have a material and adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition and results of operations.
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
Actions of activist stockholders could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business.*
Marathon Partners Equity Management, LLC and its affiliates (“Marathon”) disclosed in its Schedule 13D/A, filed on April 17, 2019, that it beneficially owned approximately 8.9% of our common stock as of that date. Marathon has communicated its opinions regarding opportunities and actions that it believes would increase value to our stockholders. While we value open dialogue and input from our stockholders, Marathon (or other activist stockholders) could take actions that could be costly and time-consuming to us, disrupt our operations, and divert the attention of our board of directors, management, and employees, such as public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain additional services of various professionals to advise us in these matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, or other partners, and cause our stock price to experience periods of volatility or stagnation.
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
Even if an active trading market is sustained, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets often experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, changes in consumer preferences or beauty trends, announcements of new products or significant price reductions by our competitors, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about our industry, the level of success of releases of new products, and in response the market price of shares of our common stock could decrease significantly.
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
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.*
We had approximately 200.2 million shares of common stock authorized but unissued and 49,790,180 shares of common stock outstanding as of April 30, 2019. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
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
The holders of up to 23,390,453 shares of our common stock, or approximately 47% of our outstanding common stock based on shares outstanding as of April 30, 2019, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth, J.A. Cosmetics Corp. (an affiliate of our founders) and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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
A few large stockholders have significant influence over our Company, which could limit the ability of our other stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders.*
Under our second amended and restated stockholders agreement (the “Stockholders Agreement”), TPG Growth has the right to designate up to three nominees for election to our board of directors so long as it holds at least 30% of the shares of our outstanding common stock, two nominees for election to our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one nominee for election to our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. TPG Growth’s nominees (who are Stephen A. Ellis and Maureen C. Watson) currently comprise two of the nine members of our board of directors.
As of April 30, 2019, TPG Growth held approximately 27% of our common stock, and our Chief Executive Officer, Mr. Amin (and certain family trusts of Mr. Amin), beneficially owned approximately 13% of our common stock. Accordingly, TPG Growth and Mr. Amin exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.
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

Item 2. Unregistered sales of equity securities and use of proceeds
None

Item 3. Defaults upon senior securities
None
Item 4. Mine safety disclosures
None
Item 5. Other information
None
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.1#	Employment Agreement, dated February 1, 2019, by and among, e.l.f. Beauty, Inc., e.l.f. Cosmetics, Inc. and Kory Marchisotto.	X
10.2#	Employment Agreement, dated March 15, 2019, by and among, e.l.f. Beauty, Inc., e.l.f. Cosmetics, Inc. and Mandy Fields.		8-K	10.1	001-37873	3/21/2019
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
XBRL Instance.
XBRL Taxonomy Extension Schema.
XBRL Taxonomy Extension Calculation Linkbase.
XBRL Taxonomy Extension Label Linkbase.
XBRL Taxonomy Extension Presentation Linkbase.
XBRL Taxonomy Extension Definition Linkbase.
X X X X X X
# Indicates management contract or compensatory plan.

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

e.l.f. Beauty, Inc.

May 9, 2019	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer

May 9, 2019	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer