Form 10-Q
period 2019-06-30
e.l.f. Beauty, Inc.
filed 2019-08-08
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2019 was 49,867,321 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2019	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$60,746	$53,874	$17,445
Accounts receivable, net	22,623	32,275	27,639
Inventory, net	51,020	43,779	59,861
Prepaid expenses and other current assets	6,795	7,340	10,385
Total current assets	141,184	137,268	115,330
Property and equipment, net	16,493	16,006	18,813
Intangible assets, net	95,333	97,053	102,375
Goodwill	157,264	157,264	157,264
Investments	2,875	2,875	2,875
Other assets	22,832	21,222	9,655
Total assets	$435,981	$431,688	$406,312

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$10,681	$10,259	$8,660
Accounts payable	16,982	16,280	13,760
Accrued expenses and other current liabilities	18,313	18,590	9,815
Total current liabilities	45,976	45,129	32,235
Long-term debt and finance lease obligations	135,511	138,025	143,708
Deferred tax liabilities	17,839	16,753	22,732
Long-term operating lease obligations	13,945	15,898	—
Other long-term liabilities	702	668	3,123
Total liabilities	213,973	216,473	201,798

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of June 30, 2019, March 31, 2019 and June 30, 2018; 49,865,995, 49,645,450 and 47,581,682 shares issued and outstanding as of June 30, 2019, March 31, 2019 and June 30, 2018, respectively	484	483	467
Additional paid-in capital	747,233	744,147	729,135
Accumulated deficit	(525,709)	(529,415)	(525,088)
Total stockholders' equity	222,008	215,215	204,514
Total liabilities and stockholders' equity	$435,981	$431,688	$406,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,
	2019	2018
Net sales	$59,764	$59,055
Cost of sales	22,573	22,410
Gross profit	37,191	36,645
Selling, general and administrative expenses	32,055	33,791
Restructuring (income) expenses	(1,792)	—
Operating income	6,928	2,854
Other income, net	351	509
Interest expense, net	(1,717)	(1,989)
Income before provision for income taxes	5,562	1,374
Income tax provision	(1,856)	(126)
Net income	$3,706	$1,248
Comprehensive income	$3,706	$1,248
Net income per share:
Basic	$0.08	$0.03
Diluted	$0.07	$0.03
Weighted average shares outstanding:
Basic	48,345,942	46,625,915
Diluted	50,317,088	49,425,927
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of March 31, 2019	48,288,720	$483	$744,147	$(529,415)	$215,215
Net income	—	—	—	3,706	3,706
Stock-based compensation	—	—	3,926	—	3,926
Exercise of stock options, net	179,225	2	238	—	240
Repurchase of common stock	(89,610)	(1)	(1,078)	—	(1,079)
Balance as of June 30, 2019	48,378,335	$484	$747,233	$(525,709)	$222,008

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of March 31, 2018	46,539,619	$465	$724,221	$(526,336)	$198,350
Net income	—	—	—	1,248	1,248
Stock-based compensation	—	—	4,631	—	4,631
Exercise of stock options, net	156,543	2	283	—	285
Balance as of June 30, 2018	46,696,162	$467	$729,135	$(525,088)	$204,514
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,706	$1,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,192	4,424
Stock-based compensation expense	3,926	4,631
Amortization of debt issuance costs and discount on debt	190	199
Deferred income taxes	1,086	674
Other, net	16	33
Changes in operating assets and liabilities:
Accounts receivable	9,641	4,141
Inventories	(7,241)	1,867
Prepaid expenses and other assets	725	(3,966)
Accounts payable and accrued expenses	2,190	(2,051)
Other liabilities	(6,566)	141
Net cash provided by operating activities	12,865	11,341

Cash flows from investing activities:
Purchase of property and equipment	(2,904)	(2,495)
Net cash used in investing activities	(2,904)	(2,495)

Cash flows from financing activities:
Repayment of long-term debt	(2,063)	(2,062)
Repurchase of common stock	(1,079)	—
Cash received from issuance of common stock	240	285
Other, net	(187)	(98)
Net cash used in financing activities	(3,089)	(1,875)

Net increase in cash and cash equivalents	6,872	6,971
Cash and cash equivalents - beginning of period	53,874	10,474
Cash and cash equivalents - end of period	$60,746	$17,445
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1—Nature of operations
e.l.f. Beauty, Inc. (together with its subsidiaries, the “Company,” “we”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and changed its name to e.l.f. Beauty, Inc. in April 2016. The Company conducts business under the name e.l.f. Cosmetics and has made the best of beauty accessible to every eye, lip and face by making high-quality products at an extraordinary value, all formulated 100% vegan and cruelty-free.
Note 2—Summary of significant accounting policies
Basis of presentation
The Company changed its fiscal year end from December 31st to March 31st. This document reflects the Company's first quarter of the fiscal year ending March 31, 2020 covering the period from April 1, 2019 to June 30, 2019.
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2019 and June 30, 2018, and its results of operations, stockholders' equity and cash flows for the three months ended June 30, 2019 and 2018. The condensed consolidated balance sheet as of March 31, 2019 was derived from unaudited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) and the Company's Transition Report on Form 10-QT for the three months ended March 31, 2019. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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

	Three months ended June 30,
Net sales by geographic region:	2019	2018
United States	$53,780	$53,585
International	5,984	5,470
Total net sales	$59,764	$59,055
As of June 30, 2019, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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
January 1, 2019
The Company adopted ASC 842 on a modified retrospective basis. The results for periods beginning after January 1, 2019 are presented under ASC 842, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard resulted in the recognition of the right of use (“ROU”) assets and lease liabilities for operating leases of approximately $21.2 million and $23.5 million, respectively, as of January 1, 2019, with corresponding adjustments to prepaid and deferred rent. As discussed in Note 9, “Restructuring and other related costs,” these assets and liabilities were subsequently adjusted as a result of the closure of all 22 e.l.f. retail stores in February 2019. The adoption of the standard did not impact the Company's beginning retained earnings, its consolidated statements of operations or cash flows.

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

Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three months ended June 30, 2019 or 2018, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three months ended June 30, 2019.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of June 30, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(37,267)	$31,533
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(41,167)	31,533
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(41,167)	$252,597
Information regarding the Company’s goodwill and intangible assets as of March 31, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(35,547)	$33,253
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(39,447)	33,253
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(39,447)	$254,317
Information regarding the Company’s goodwill and intangible assets as of June 30, 2018 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(30,387)	$38,413
Customer relationships – e-commerce	3 years	3,900	(3,892)	8
Favorable leases, net	Varies	580	(426)	154
Total finite-lived intangibles		73,280	(34,705)	38,575
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(34,705)	$259,639
Amortization expense on finite-lived intangible assets was $1.7 million and $1.8 million in the three months ended June 30, 2019 and 2018, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three months ended June 30, 2019 and 2018.

The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of June 30, 2019 is as follows (in thousands):

Remainder of 2020	$5,160
2021	6,880
2022	6,880
2023	6,880
2024	5,733
Thereafter	—
Total	$31,533
Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2019, March 31, 2019 and June 30, 2018 consisted of the following (in thousands):

	June 30, 2019	March 31, 2019	June 30, 2018
Accrued expenses	$10,297	$9,594	$4,992
Current portion of operating lease liabilities	3,342	4,172	—
Accrued compensation	2,810	3,200	2,891
Income taxes payable	385	123	—
Other current liabilities	1,479	1,501	1,932
Accrued expenses and other current liabilities	$18,313	$18,590	$9,815
Note 6—Debt
The Company’s outstanding debt as of June 30, 2019, March 31, 2019 and June 30, 2018 consisted of the following (in thousands):

	June 30, 2019	March 31, 2019	June 30, 2018
Term loan(1)	$142,883	$144,810	$150,579
Finance lease obligations	3,593	3,783	2,179
Total debt(2)	146,476	148,593	152,758
Less: debt issuance costs	(284)	(309)	(390)
Total debt, net of issuance costs	146,192	148,284	152,368
Less: current portion	(10,681)	(10,259)	(8,660)
Long-term portion of debt	$135,511	$138,025	$143,708
(1) See Note 8, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement (as defined below under the heading “Description of indebtedness”). As of June 30, 2019 and March 31, 2019, we were in compliance with all applicable financial covenants.
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
Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the three months ended June 30, 2019:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2019	2,575,579	$12.24
Granted	83,760	12.22
Exercised	(89,080)	2.46
Canceled or forfeited	(213,556)	15.71
Balance as of June 30, 2019	2,356,703	$12.30	7.1	$9,504

Exercisable, June 30, 2019	1,348,981	$9.78	6.5	$8,079
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $14.10, as reported on the New York Stock Exchange on June 28, 2019 (the last trading day prior to June 30, 2019).
The Company recognized stock-based compensation cost related to service-based vesting options of $0.6 million and $0.9 million in the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $4.9 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 2.2 years. All stock-based compensation expense is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions for the three months ended June 30, 2019:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2019	1,323,432	$7.96
Exercised	(11,100)	2.04
Balance as of June 30, 2019	1,312,332	$8.01	8.0	$12,033

Exercisable, June 30, 2019	994,932	$2.01	5.1	$12,033
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $14.10, as reported on the New York Stock Exchange on June 28, 2019 (the last trading day prior to June 30, 2019).

The Company recognized stock-based compensation cost related to performance-based and market-based vesting options of $0.4 million in the three months ended June 30, 2018. As of June 30, 2019, there was no unrecognized compensation cost related to performance-based and market-based vesting stock options.
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the three months ended June 30, 2019:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2019	2,786,398	$13.26
Granted	266,847	12.05
Vested	(79,045)	19.34
Canceled or forfeited	(124,049)	13.29
Balance as of June 30, 2019	2,850,151	$12.97
As of June 30, 2019, there were 1,487,660 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $3.3 million in the three months ended June 30, 2019 and 2018. As of June 30, 2019, there was $31.9 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.9 years.
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
The following table presents the restructuring (income) expenses incurred in the three months ended June 30, 2019 with respect to the Restructuring Plan (in thousands):

June 30, 2019
Gain from extinguishment of lease liabilities	$(2,637)
Other costs, including other asset write-offs	845
Total	$(1,792)
The gain from extinguishment of lease liabilities represents the difference between the aggregate operating lease liability and the aggregate cash payment incurred to extinguish such liability. The majority of the other costs incurred during the three months ended June 30, 2019 are legal fees related to these extinguishments.
The Company does not expect to incur additional material costs associated with the Restructuring Plan, other than those that may be incurred in connection with the settlement of remaining lease liabilities. The Company will recognize additional gains or losses for the difference between the amount of cash disbursed and the outstanding liability at the time of settlement. Refer to Note 12 for additional information regarding the Company’s leases.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Liabilities related to the Restructuring Plan are reported within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and include the following balances (in thousands):

	Employee severance and related expenses	Other costs	Total
March 31, 2019	$96	$675	$771
Costs incurred	(22)	867	845
Cash disbursements	(74)	(1,093)	(1,167)
Other adjustments	—	(131)	(131)
June 30, 2019	$—	$318	$318
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
Note 10—Repurchase of common stock
On May 8, 2019, the Company's board of directors authorized a share repurchase program to acquire up to $25.0 million of the Company’s common stock (the “Share Repurchase Program”). Purchases under the Share Repurchase Program may be made from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program does not require the Company to repurchase any specific number of shares of its common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any shares will be purchased under the Share Repurchase Program and such shares are intended to be retired after purchase.
During the three months ended June 30, 2019, the Company repurchased a total of 89,610 shares for $1.1 million at an average price of $12.06 under the Share Repurchase Program. A total of $23.9 million remains available for purchase under the Share Repurchase Program.

Note 11—Net income per share
The Company computes basic net income per share using the weighted average number of common shares outstanding. Diluted net income per share amounts are calculated using the treasury stock method for equity-based compensation awards. The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations (in thousands, except share and per share data):

	Three months ended June 30,
	2019	2018
Numerator:
Net income	$3,706	$1,248

Denominator:
Weighted average common shares outstanding - basic	48,345,942	46,625,915
Dilutive common equivalent shares from equity awards	1,971,146	2,800,012
Weighted average common shares outstanding - diluted	50,317,088	49,425,927

Net income per share:
Basic	$0.08	$0.03
Diluted	$0.07	$0.03

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	2,891,303	2,841,357
Note 12—Leases
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company’s adoption of ASC 842 is as follows (in thousands):

	Classification	June 30, 2019
Assets
Operating lease assets (a)	Other assets	$7,446
Finance lease assets (b)	Other assets	2,839
Total leased assets		$10,285
Liabilities
Current
Operating (a)	Accrued expenses and other current liabilities	$3,342
Finance	Current portion of long-term debt and finance lease obligations	781
Noncurrent
Operating (a)	Long-term operating lease obligations	13,945
Finance	Long-term debt and finance lease obligations	2,812
Total lease liabilities		$20,880
___________________
(a) In accordance with ASC 842, $15.7 million of ROU assets related to operating leases were derecognized in the three months ended March 31, 2019 in connection with the Restructuring Plan. Pursuant to ASC 842, each related lease liability is derecognized only after the Company is released from that liability. Any differences between the amount of the liability and the amount of any associated settlement payment is recognized as a gain. See Note 9, “Restructuring and other related costs” for further details on the Restructuring Plan and the gain recorded on lease liabilities derecognized in the three months ended June 30, 2019.
(b) Finance leases are recorded net of accumulated amortization of $2.2 million as of June 30, 2019.

The components of operating and finance lease costs were as follows (in thousands):

	Classification	June 30, 2019
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$629
Gain from extinguishment of lease liabilities	Restructuring (income) expenses	(2,637)
Finance lease cost
Amortization of leased assets	SG&A expenses	250
Interest on lease liabilities	Interest expense, net	48
Total lease (gain) costs		$(1,710)

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

As of June 30, 2019, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2020	$3,106	$712	$3,818
2021	4,453	950	5,403
2022	2,908	908	3,816
2023	2,512	1,208	3,720
2024	2,443	234	2,677
Thereafter	4,325	—	4,325
Total lease payments	19,747	4,012	23,759
Less: Interest	2,460	419
Present value of lease liabilities	$17,287	$3,593
For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of December 31, 2018, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 840 were as follows (in thousands):

Year ending December 31,
2019	$5,375
2020	5,210
2021	3,876
2022	2,832
2023	2,858
Thereafter	7,167
Total	$27,318
The weighted average remaining lease term (in years) and discount rate were as follows:

June 30, 2019
Weighted-average remaining lease term
Operating leases	5.5 years
Finance leases	4.0 years
Weighted-average discount rate
Operating leases	4.7%
Finance leases	5.2%
Operating cash outflows from operating leases for the three months ended June 30, 2019 were $4.0 million.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) and the Company's Transition Report on Form 10-QT for the three months ended March 31, 2019 and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.

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

Overview
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”), which conducts business under the name e.l.f. Cosmetics, has made the best of beauty accessible to every eye, lip and face by making high-quality products at an extraordinary value, all formulated 100% vegan and cruelty-free. As one of the first online beauty brands, e.l.f. Beauty has a passionate social following, national distribution at leading retailers such as Target, Walmart, and Ulta Beauty, and a growing international presence.

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
Business trends
Tariffs
Tariffs have impacted certain products that we import from China. To mitigate the financial impact of these tariffs on our results of operations, we selectively increased prices on certain of our products in July 2019. We have also implemented or are currently evaluating various other tariff mitigation initiatives, including but not limited to, negotiating lower prices with our suppliers in China and exploring potential new suppliers outside of China. In addition, any favorable movements in foreign exchange rates may reduce the impact of the tariffs. We cannot provide any assurances that these mitigation initiatives will be successful.
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
The Restructuring Plan will result in changes to our financial results in subsequent periods. Net sales associated with e.l.f. stores were $3.2 million in the three months ended June 30, 2018.
Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the second and third fiscal quarters (i.e., the third and fourth calendar quarters) typically being higher than in the fourth and first fiscal quarters (i.e., the first and second calendar quarters). The higher net sales in our second and third fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and adverse events that occur during the second or third fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the second and third fiscal quarters, we are required to make investments in working capital during the first and second fiscal quarters. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as our expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,
(in thousands)	2019	2018
Net sales	$59,764	$59,055
Cost of sales	22,573	22,410
Gross profit	37,191	36,645
Selling, general and administrative expenses	32,055	33,791
Restructuring (income) expenses	(1,792)	—
Operating income	6,928	2,854
Other income, net	351	509
Interest expense, net	(1,717)	(1,989)
Income before provision for income taxes	5,562	1,374
Income tax provision	(1,856)	(126)
Net income	$3,706	$1,248
Comprehensive income	$3,706	$1,248

	Three months ended June 30,
(percentage of net sales)	2019	2018
Net sales	100%	100%
Cost of sales	38%	38%
Gross margin	62%	62%
Selling, general and administrative expenses	54%	57%
Restructuring (income) expenses	(3)%	—%
Operating income	11%	5%
Other income, net	1%	1%
Interest expense, net	(3)%	(3)%
Income before provision for income taxes	9%	2%
Income tax provision	(3)%	—%
Net income	6%	2%
Comprehensive income	6%	2%
Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018
Net sales
Net sales increased 1%, or $0.7 million, to $59.8 million for the three months ended June 30, 2019, from $59.1 million for the three months ended June 30, 2018. The increase was primarily due to growth in leading national retailers driven by increased productivity, partially offset by the closing of all 22 e.l.f. retail stores in February 2019.
Gross profit
Gross profit increased $0.5 million, or 1%, to $37.2 million for the three months ended June 30, 2019, compared to $36.6 million for the three months ended June 30, 2018. Gross margin was 62%, flat when compared to the three months ended June 30, 2018, with benefits from favorable movements in foreign exchange rates and margin accretive innovation offset by higher sales adjustments and the impact of tariffs on goods imported from China.

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $32.1 million for the three months ended June 30, 2019, a decrease of $1.7 million, or 5%, from $33.8 million for the three months ended June 30, 2018. SG&A expenses as a percentage of net sales decreased to 54% for the three months ended June 30, 2019 from 57% for the three months ended June 30, 2018. The $1.7 million decrease was primarily a result of lower costs due to the closing of our e.l.f. stores, partially offset by increases in marketing and digital expenses.
Restructuring (income) expenses
Activities related to the Restructuring Plan generated income of $1.8 million for the three months ended June 30, 2019 and included a $2.6 million gain related to operating lease liabilities that were extinguished. The gain represents the difference between the remaining operating lease liability and the aggregate cash charge incurred to extinguish the liability. The remainder of restructuring expense consisted of $0.8 million in other costs, which were primarily related to legal fees related to these extinguishments. We do not expect to incur additional material costs associated with the Restructuring Plan, other than those that may be incurred in connection with the settlement of outstanding lease liabilities. We will recognize additional gains or losses for the difference between the amount of cash disbursed and the outstanding liability at the time of settlement.
Other income, net
Other income, net decreased by $0.1 million to $0.4 million for the three months ended June 30, 2019, as compared to $0.5 million for the three months ended June 30, 2018. This change was primarily related to favorable foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.3 million, or 14%, to $1.7 million for the three months ended June 30, 2019, as compared to $2.0 million for the three months ended June 30, 2018. This change was primarily due to an increase in interest income generated on our cash and cash equivalents.
Income tax provision
The provision for income taxes was $1.9 million, or an effective rate of 33.4%, for the three months ended June 30, 2019, as compared to $0.1 million, or an effective rate of 9.2%, for the three months ended June 30, 2018. The change in the provision for income taxes was primarily driven by the change in income before taxes, as well as an increase in tax expense related to excess tax deficits on equity compensation of $0.5 million.
Financial condition, liquidity and capital resources
Overview
As of June 30, 2019, we held $60.7 million of cash and cash equivalents which consisted of cash and money market funds. In addition, as of June 30, 2019, we had borrowing capacity of $49.5 million under our Revolving Credit Facility (as defined below under " Description of indebtedness").
Our primary cash needs are for capital expenditures, retail product displays and working capital, as well as any share repurchase activity we choose to effect pursuant to the Share Repurchase Program (as defined in “Risk Factors” in Part II, Item 1A). Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion into additional national retailer store locations. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of June 30, 2019, we had working capital, excluding cash, of $34.5 million, compared to $38.3 million as of March 31, 2019. Working capital, excluding cash and debt, was $45.1 million and $48.5 million as of June 30, 2019 and March 31, 2019, respectively.
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
Cash flows

	Three months ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$12,865	$11,341
Investing activities	(2,904)	(2,495)
Financing activities	(3,089)	(1,875)
Net increase in cash:	$6,872	$6,971
Cash provided by operating activities
For the three months ended June 30, 2019, net cash provided by operating activities was $12.9 million. This included net income before adding depreciation, amortization and other non-cash items of $14.1 million and decreases in net working capital of $1.3 million. The decrease in net working capital was driven by a $9.6 million decrease in accounts receivable, a $2.2 million increase in accounts payable and accrued expenses, partially offset by a $6.6 million increase in other liabilities, primarily related to the extinguishment of lease liabilities as a result of the Restructuring Plan and an increase in inventory of $7.2 million.
Cash used in investing activities
For the three months ended June 30, 2019, net cash used in investing activities was $2.9 million, compared to $2.5 million for the three months ended June 30, 2018. The increase was primarily driven by new customer fixture programs in the three months ended June 30, 2019.
Cash used in financing activities
For the three months ended June 30, 2019, net cash used in financing activities was $3.1 million and was primarily related to mandatory principal payments under our Term Loan Facility (as defined below under " Description of indebtedness").
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
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of June 30, 2019 was $49.5 million.

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
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% (amended from 2.00% to 3.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% (amended from 1.00% to 2.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio. The interest rate as of June 30, 2019 for the Term Loan Facility was approximately 4.3%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of June 30, 2019 and March 31, 2019, we were in compliance with all applicable financial covenants.
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

Item 4. Controls and procedures
Evaluation of disclosure controls and procedures over financial reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation, as of June 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, we have established disclosure controls and procedures to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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
We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report.
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
A limited number of our retail customers account for a large percentage of our net sales. Walmart and Target accounted for 30% and 21%, respectively, of our net sales in calendar year 2018. We expect a small number of retailers will, in the aggregate, continue to account for the majority of our net sales for foreseeable future periods. Any changes in the policies or our ability to meet the demands of our retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to display space could have a material adverse effect on our business, financial condition and results of operations.
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
We may not be able to successfully implement our growth strategy.*
Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to:

•	drive demand in the brand;

•	invest in digital capabilities;

•	improve productivity in our national retailers;

•	focus on first-to-mass by providing prestige quality products at an extraordinary value; and

•	implement the necessary cost savings to help fund our marketing and digital investments.
There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term cost increases with net sales materializing on a longer term horizon in the short term and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to meet the needs of our consumers and retail customers depends on the proper operation of our distribution facilities, where most of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or distribution facilities, and any loss, damage or disruption of the facilities, or loss or damage of the inventory stored there, could materially and adversely affect our business, financial condition and results of operations.
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

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.*
As of June 30, 2019, we had a total of $146.5 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.5 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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
Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.*
We generate a significant portion of our net sales in the second and third quarters of our fiscal year as a result of higher sales during the holiday season, and adverse events that occur during the second or third fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year. As a result of higher sales during the second and third fiscal quarters, we are required to make investments in working capital during the first and second quarters of the fiscal year. In addition to holiday seasonality, we may experience variability in net sales and net income throughout the fiscal year as a result of the size and timing of orders from our retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.
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

Our e-commerce operations are important to our business. Our e-commerce websites serve as an effective extension of our marketing strategies by introducing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our e-commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales and damage our brand’s reputation.
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
If we fail to adopt new technologies or adapt our e-commerce websites and systems to changing consumer requirements or emerging industry standards, our business may be materially and adversely affected.*
To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our information technology, including our e-commerce websites and mobile applications (if we develop any). Our competitors are continually developing innovations and introducing new products to increase their consumer base and enhance user experience. As a result, in order to attract and retain consumers and compete against our competitors, we must continue to invest resources to enhance our information technology and improve our existing products and services for our consumers. The Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. The development of our e-commerce websites and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to properly implement or use new technologies effectively or adapt our e-commerce websites and systems to meet consumer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or consumer requirements, whether for technical, legal, financial or other reasons, our business, financial condition and results of operations may be materially and adversely affected.
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
Advances in technology, the expertise of criminals, new discoveries in the field of cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or sensitive information. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. We are not aware of any breach or compromise of the personal data of our customers, but we have been subject to attacks (e.g. phishing, denial of service, etc.) and cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future.
Furthermore, such third parties may engage in various other illegal activities using such information, including credit card fraud or identity theft, which may cause additional harm to us, our consumers and our brand. We also may be vulnerable to error or malfeasance by our own employees or other insiders. Third parties may attempt to fraudulently induce our or our service providers’ employees to misdirect funds or to disclose information in order to gain access to personal data we maintain about our consumers or website users. In addition, we have limited control or influence over the security policies or measures adopted by third-party providers of online payment services through which some of our consumers may elect to make payment for purchases at our e-commerce websites. Contracted third-party delivery service providers may also violate their confidentiality or data processing obligations and disclose or use information about our consumers inadvertently or illegally.
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
Payment methods used on our e-commerce websites subject us to third-party payment processing-related risks.*
We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks in the United States and the United Kingdom, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal and Apple Pay. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. Transactions on our e-commerce websites are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection with respect to online sales are complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.
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
We have significant operations in China, which exposes us to risks inherent in doing business in that country.*
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of June 30, 2019, we had a team of 71 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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
Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.*
The United States government has recently imposed increased tariffs on certain imports from China, some of which cover products that we import from that country. In addition, further rounds of tariffs have been threatened by the United States. For example, the United States has threatened to apply the current 25% tariff to a larger pool of Chinese goods, including additional products that we import from that country. Current and proposed tariffs may increase our cost of goods, which may result in lower gross margin on certain of our products. In July 2019, we selectively increased prices on certain of our products, which could reduce the competitiveness of those products and consumer purchases thereof, as well as reduce consumer purchases of other non-affected products as well. Furthermore, similar effects may occur if we raise prices on other products to account for any increase in costs of goods. In any case, increased tariffs on imports from China could materially and adversely affect our business, financial condition and results of operations. In retaliation for the current United States tariffs, China has implemented tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. Trade restrictions implemented by the United States or other countries in connection with a global trade war could materially and adversely affect our business, financial condition and results of operations.

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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.*
In March 2017, the United Kingdom formally notified the European Council of its intention to withdraw from the European Union pursuant to Article 50 of the Lisbon Treaty. The referendum and the ensuing process of the United Kingdom's withdrawal from the European Union has created significant uncertainty about the timing of the withdrawal and the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. There is also considerable uncertainty about whether the United Kingdom will be able to participate in transitional arrangements that would grant the United Kingdom and United Kingdom-based businesses full access to the European Union Customs Union and the Single Market until for any period post-withdrawal; failure to agree to these transitional arrangements could result in increased costs or otherwise adversely impact our operations as we, through a third-party, utilize a warehouse in the United Kingdom to distribute our products to our European Union based retailers and distributors. The uncertainty around, and developments regarding, the United Kingdom's withdrawal from the European Union have had and may continue to have a material and adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition and results of operations.
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
Data privacy continues to remain a matter of interest to lawmakers and regulators. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which is presently going into effect on January 1, 2020. When effective, the CCPA will, among other things, require new disclosures to California consumers, impose new rules for collecting or using information about minors, and afford consumers new abilities to opt out of certain disclosures of personal information. California legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The U.S. Congress may also pass a law to pre-empt all or part of the CCPA. As passed, the effects of the CCPA potentially are significant, however, and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive. The proposed ePrivacy Regulation would impose strict opt-in marketing rules, alter rules on cookies, web beacons and similar technology and significantly increase penalties for breach of the rules to the greater of 20 million euros or four percent of annual global revenue. Increased regulation of privacy and data protection may lead to broader restrictions on our activities, our ability to reach our consumers, and our ability to provide our consumers with personalized services and experiences.
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
If we are unable to protect our intellectual property the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.*
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brand and proprietary information, technologies and processes. Our principal intellectual property assets include the registered trademarks “e.l.f.” and “eyes lips face”. Our trademarks are valuable assets that support our brand and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brand in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.
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
Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.*
We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our e-commerce websites. Negative commentary or false statements regarding us or our products may be posted on our e-commerce websites or social media platforms and may be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our e-commerce websites. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act (CDA) and Digital Millennium Copyright Act (DMCA) generally protect online service providers from claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
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
Actions of activist stockholders could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business.*
Marathon Partners Equity Management, LLC and its affiliates (“Marathon”) disclosed in its Schedule 13D/A, filed on May 17, 2019, that it beneficially owned approximately 9.0% of our common stock as of that date. Marathon has communicated its opinions regarding opportunities and actions that it believes would increase value to our stockholders. While we value open dialogue and input from our stockholders, Marathon (or other activist stockholders) could take actions that could be costly and time-consuming to us, disrupt our operations, and divert the attention of our board of directors, management, and employees, such as public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain additional services of various professionals to advise us in these matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, or other partners, and cause our stock price to experience periods of volatility or stagnation.
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
In addition, in May 2019, we announced that our board of directors authorized a share repurchase program allowing us to repurchase up to $25 million of our outstanding shares of common stock (“Share Repurchase Program”). Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program may be suspended or discontinued at any time and there is no guarantee that any shares will be purchased under the Share Repurchase Program.

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
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.*
We had approximately 200.1 million shares of common stock authorized but unissued and 49,867,321 shares of common stock outstanding as of July 31, 2019. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
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
The holders of up to 20,360,509 shares of our common stock, or approximately 41% of our outstanding common stock based on shares outstanding as of July 31, 2019, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth, J.A. Cosmetics Corp. (an affiliate of our founders) and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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
As of July 31, 2019, TPG Growth held approximately 21% of our common stock, and our Chief Executive Officer, Mr. Amin (and certain family trusts of Mr. Amin), beneficially owned approximately 13% of our common stock. Accordingly, TPG Growth and Mr. Amin exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.
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

Item 2. Unregistered sales of equity securities and use of proceeds
Issuer Purchases of Equity Securities
The following table presents share repurchase activity during the three months ended June 30, 2019. These purchases were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum approximate dollar value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2019	—	$—	—	$25,000,000
May 1 - 31, 2019	38,561	$11.54	38,561	$24,554,859
June 1 - 30, 2019	51,049	$12.46	51,049	$23,919,043
	89,610	$12.06	89,610
_________________

(1)
In May 2019, we announced that our board of directors authorized the Share Repurchase Program, which authorizes us to repurchase up to $25 million of our outstanding shares of common stock. The Share Repurchase Plan remains in effect through the earlier of (i) the date that $25 million of our outstanding common stock has been purchased under the Share Repurchase Plan or (ii) the date that our board of directors cancels the Share Repurchase Plan.

Item 3. Defaults upon senior securities
None
Item 4. Mine safety disclosures
None
Item 5. Other information
None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.1	Amended and Restated Lease Agreement, dated June 19, 2019, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)	X
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
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

e.l.f. Beauty, Inc.

August 8, 2019	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer

August 8, 2019	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer