Form 10-Q
period 2019-09-30
e.l.f. Beauty, Inc.
filed 2019-11-07
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2019 was 49,999,358 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2019	March 31, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$58,747	$53,874	$33,648
Accounts receivable, net	27,715	32,275	31,762
Inventory, net	50,850	43,779	53,365
Prepaid expenses and other current assets	7,813	7,340	6,756
Total current assets	145,125	137,268	125,531
Property and equipment, net	16,059	16,006	18,184
Intangible assets, net	93,613	97,053	100,621
Goodwill	157,264	157,264	157,264
Investments	2,875	2,875	2,875
Other assets	22,091	21,222	9,856
Total assets	$437,027	$431,688	$414,331

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$11,310	$10,259	$9,067
Accounts payable	14,807	16,280	16,072
Accrued expenses and other current liabilities	20,424	18,590	10,803
Total current liabilities	46,541	45,129	35,942
Long-term debt and finance lease obligations	132,377	138,025	141,309
Deferred tax liabilities	20,096	16,753	20,409
Long-term operating lease obligations	5,846	15,898	—
Other long-term liabilities	479	668	3,050
Total liabilities	205,339	216,473	200,710

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2019, March 31, 2019 and September 30, 2018; 50,013,772, 49,645,450 and 47,994,581 shares issued and outstanding as of September 30, 2019, March 31, 2019 and September 30, 2018, respectively	485	483	471
Additional paid-in capital	750,395	744,147	734,323
Accumulated deficit	(519,192)	(529,415)	(521,173)
Total stockholders' equity	231,688	215,215	213,621
Total liabilities and stockholders' equity	$437,027	$431,688	$414,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net sales	$67,615	$63,889	$127,379	$122,944
Cost of sales	24,267	24,920	46,840	47,330
Gross profit	43,348	38,969	80,539	75,614
Selling, general and administrative expenses	38,444	32,656	70,499	66,447
Restructuring income	(4,198)	—	(5,990)	—
Operating income	9,102	6,313	16,030	9,167
Other income, net	586	360	937	869
Interest expense, net	(1,643)	(1,901)	(3,360)	(3,890)
Income before provision for income taxes	8,045	4,772	13,607	6,146
Income tax provision	(1,528)	(857)	(3,384)	(983)
Net income	$6,517	$3,915	$10,223	$5,163
Comprehensive income	$6,517	$3,915	$10,223	$5,163
Net income per share:
Basic	$0.13	$0.08	$0.21	$0.11
Diluted	$0.13	$0.08	$0.20	$0.10
Weighted average shares outstanding:
Basic	48,419,845	46,765,366	48,383,095	46,696,021
Diluted	50,939,915	49,123,703	50,628,704	49,275,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of March 31, 2019	48,288,720	$483	$744,147	$(529,415)	$215,215
Net income	—	—	—	3,706	3,706
Stock-based compensation	—	—	3,926	—	3,926
Exercise of stock options, net	179,225	2	238	—	240
Repurchase of common stock	(89,610)	(1)	(1,078)	—	(1,079)
Balance as of June 30, 2019	48,378,335	$484	$747,233	$(525,709)	$222,008
Net income	—	—	—	6,517	6,517
Stock-based compensation	—	—	4,004	—	4,004
Exercise of stock options, net	236,803	2	624	—	626
Repurchase of common stock	(89,026)	(1)	(1,466)	—	(1,467)
Balance as of September 30, 2019	48,526,112	$485	$750,395	$(519,192)	$231,688

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of March 31, 2018	46,539,619	$465	$724,221	$(526,336)	$198,350
Net income	—	—	—	1,248	1,248
Stock-based compensation	—	—	4,631	—	4,631
Exercise of stock options, net	156,543	2	283	—	285
Balance as of June 30, 2018	46,696,162	$467	$729,135	$(525,088)	$204,514
Net income	—	—	—	3,915	3,915
Stock-based compensation	—	—	4,193	—	4,193
Exercise of stock options, net	412,899	4	995	—	999
Balance as of September 30, 2018	47,109,061	$471	$734,323	$(521,173)	$213,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Six months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$10,223	$5,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,169	8,617
Restructuring Income	(5,990)	—
Stock-based compensation expense	7,930	8,824
Amortization of debt issuance costs and discount on debt	379	397
Deferred income taxes	3,343	(1,649)
Other, net	364	50
Changes in operating assets and liabilities:
Accounts receivable	4,355	24
Inventories	(7,071)	8,363
Prepaid expenses and other assets	(1,202)	(1,268)
Accounts payable and accrued expenses	4,182	1,411
Other liabilities	(10,677)	69
Net cash provided by operating activities	17,005	30,001

Cash flows from investing activities:
Purchase of property and equipment	(5,534)	(3,789)
Net cash used in investing activities	(5,534)	(3,789)

Cash flows from financing activities:
Repayment of long-term debt	(4,538)	(4,125)
Repurchase of common stock	(2,546)	—
Cash received from issuance of common stock	866	1,284
Other, net	(380)	(197)
Net cash used in financing activities	(6,598)	(3,038)

Net increase in cash and cash equivalents	4,873	23,174
Cash and cash equivalents - beginning of period	53,874	10,474
Cash and cash equivalents - end of period	$58,747	$33,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1—Nature of operations
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and changed its name to e.l.f. Beauty, Inc. in April 2016. e.l.f. Beauty is organized as a holding company and operates through its subsidiary, e.l.f. Cosmetics, Inc., which conducts business under the name “e.l.f. Cosmetics” or “e.l.f.” and has made the best of beauty accessible to every eye, lip and face by making high-quality products at an extraordinary value, all formulated 100% vegan and cruelty-free.
Note 2—Summary of significant accounting policies
Basis of presentation
The Company changed its fiscal year end from December 31st to March 31st effective on December 7, 2018. This document reflects the Company's second quarter of the fiscal year ending March 31, 2020, covering the period from July 1, 2019 to September 30, 2019.
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2019, March 31, 2019 and September 30, 2018, its results of operations and stockholders' equity for the three and six months ended September 30, 2019 and 2018, and its cash flows for the six months ended September 30, 2019 and 2018. The condensed consolidated balance sheet as of March 31, 2019 is unaudited and does not contain all footnote disclosures from the Company's annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
Segment reporting
Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, the Company manages its business on the basis of one operating segment and one reportable segment.
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

The Company made no other material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the fiscal year ended December 31, 2018 included in the Annual Report.
Revenue recognition
The Company distributes product both through national and international retailers, as well as direct-to-consumers through its e-commerce channel and historically (prior to February 2019) through its e.l.f. retail stores. The marketing and consumer engagement benefits that the direct-to-consumer channel provides is integral to the Company’s brand and product development strategy and drives sales across channels. As such, the Company views its two primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
The Company sells a variety of beauty products but does not consider them to be meaningfully different revenue streams given similarities in the nature of the products, the target consumer, and the innovation and distribution processes.
The following table provides disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers (in thousands).

	Three months ended September 30,		Six months ended September 30,
Net sales by geographic region:	2019	2018	2019	2018
United States	$59,731	$56,666	$113,511	$110,251
International	7,884	7,223	13,868	12,693
Total net sales	$67,615	$63,889	$127,379	$122,944
As of September 30, 2019, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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
		April 1, 2020	The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and six months ended September 30, 2019 or 2018, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and six months ended September 30, 2019.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of September 30, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(38,987)	$29,813
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(42,887)	29,813
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(42,887)	$250,877
Information regarding the Company’s goodwill and intangible assets as of March 31, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(35,547)	$33,253
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(39,447)	33,253
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(39,447)	$254,317
Information regarding the Company’s goodwill and intangible assets as of September 30, 2018 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(32,107)	$36,693
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Favorable leases, net	Varies	580	(452)	128
Total finite-lived intangibles		73,280	(36,459)	36,821
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$294,344	$(36,459)	$257,885
Amortization expense on finite-lived intangible assets was $1.7 million and $3.4 million in the three and six months ended September 30, 2019, respectively, and $1.8 million and $3.5 million in the three and six months ended September 30, 2018, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and six months ended September 30, 2019 and 2018.

The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of September 30, 2019 is as follows (in thousands):

Remainder of 2020	$3,440
2021	6,880
2022	6,880
2023	6,880
2024	5,733
Thereafter	—
Total	$29,813
Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2019, March 31, 2019 and September 30, 2018 consisted of the following (in thousands):

	September 30, 2019	March 31, 2019	September 30, 2018
Accrued expenses	$10,646	$9,594	$5,228
Current portion of operating lease liabilities	2,727	4,172	—
Accrued compensation	5,390	3,200	4,005
Income taxes payable	125	123	—
Other current liabilities	1,536	1,501	1,570
Accrued expenses and other current liabilities	$20,424	$18,590	$10,803
Note 6—Debt
The Company’s outstanding debt as of September 30, 2019, March 31, 2019 and September 30, 2018 consisted of the following (in thousands):

	September 30, 2019	March 31, 2019	September 30, 2018
Term loan(1)	$140,543	$144,810	$148,659
Finance lease obligations	3,402	3,783	2,079
Total debt(2)	143,945	148,593	150,738
Less: debt issuance costs	(258)	(309)	(362)
Total debt, net of issuance costs	143,687	148,284	150,376
Less: current portion	(11,310)	(10,259)	(9,067)
Long-term portion of debt	$132,377	$138,025	$141,309
(1) See Note 8, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement (as defined below under the heading “Description of indebtedness”). As of September 30, 2019, the Company was in compliance with all applicable financial covenants.
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
Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the six months ended September 30, 2019:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2019	2,575,579	$12.24
Granted	83,760	12.22
Exercised	(203,376)	4.09
Canceled or forfeited	(236,249)	16.19
Balance as of September 30, 2019	2,219,714	$12.57	7.0	$12,072

Exercisable, September 30, 2019	1,430,689	$11.04	6.3	$9,741
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $17.51, as reported on the New York Stock Exchange on September 30, 2019.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.6 million and $1.2 million in the three and six months ended September 30, 2019, respectively, and $0.8 million and $1.7 million in the three and six months ended September 30, 2018, respectively. As of September 30, 2019, there was $4.2 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 2.2 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance or market conditions for the six months ended September 30, 2019:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2019	1,323,432	$7.96
Exercised	(15,150)	2.37
Balance as of September 30, 2019	1,308,282	$8.03	5.5	$15,368

Exercisable, September 30, 2019	990,882	$2.00	4.8	$15,368
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $17.51, as reported on the New York Stock Exchange on September 30, 2019.

The Company recognized stock-based compensation cost related to performance-based and market-based vesting options of $0.2 million and $0.6 million in the three and six months ended September 30, 2018, respectively. As of September 30, 2019, there was no unrecognized compensation cost related to performance-based and market-based vesting stock options.

Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the six months ended September 30, 2019:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2019	2,786,398	$13.26
Granted	304,947	12.63
Vested	(197,502)	17.31
Canceled or forfeited	(197,010)	13.12
Balance as of September 30, 2019	2,696,833	$12.99
As of September 30, 2019, there were 1,487,660 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $3.4 million and $6.7 million in the three and six months ended September 30, 2019, respectively, and $3.2 million and $6.5 million in the three and six months ended September 30, 2018, respectively. As of September 30, 2019, there was $28.2 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.
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
The following table presents the restructuring (income) expenses incurred in the three and six months ended September 30, 2019 with respect to the Restructuring Plan (in thousands):

	Three months ended September 30, 2019	Six months ended September 30, 2019
Gain from extinguishment of lease liabilities	$(5,096)	$(7,733)
Other costs, including other asset write-offs	898	1,743
Total	$(4,198)	$(5,990)
The gain from extinguishment of lease liabilities represents the difference between the aggregate operating lease liability and the aggregate cash payment incurred to extinguish such liability. The majority of the other costs incurred during the six months ended September 30, 2019 are legal fees related to these extinguishments. As of September 30, 2019, the Company has settled all outstanding lease liabilities related to its e.l.f. retail store closures and does not expect to incur additional material costs associated with the Restructuring Plan.

Liabilities related to the Restructuring Plan are reported within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The following table presents a roll-forward of the Company's restructuring liability for the three and six months ended September 30, 2019 (in thousands);

	Employee severance and related expenses	Other costs	Total
June 30, 2019	$—	$318	$318
Costs incurred	—	898	898
Cash disbursements	—	(373)	(373)
Other adjustments	—	(6)	(6)
September 30, 2019	$—	$837	$837

	Employee severance and related expenses	Other costs	Total
March 31, 2019	$96	$675	$771
Costs incurred	(22)	1,765	1,743
Cash disbursements	(74)	(1,466)	(1,540)
Other adjustments	—	(137)	(137)
September 30, 2019	$—	$837	$837
Outstanding lease liabilities are not included in the table above, as those liabilities were established upon adoption of ASC 842, not in connection with the Restructuring Plan.
The Company expects to make all cash disbursements in connection with the Restructuring Plan by the end of the fiscal year ending March 31, 2020.
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
During the three months ended September 30, 2019, the Company repurchased a total of 89,026 shares for $1.5 million at an average price of $16.50, and during the six months ended September 30, 2019, the Company repurchased a total of 178,636 shares for $2.5 million at an average price of $14.27 under the Share Repurchase Program. A total of $22.5 million remains available for purchase under the Share Repurchase Program.

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

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$6,517	$3,915	$10,223	$5,163

Denominator:
Weighted average common shares outstanding - basic	48,419,845	46,765,366	48,383,095	46,696,021
Dilutive common equivalent shares from equity awards	2,520,070	2,358,337	2,245,609	2,579,175
Weighted average common shares outstanding - diluted	50,939,915	49,123,703	50,628,704	49,275,196

Net income per share:
Basic	$0.13	$0.08	$0.21	$0.11
Diluted	$0.13	$0.08	$0.20	$0.10

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	1,944,662	3,929,621	2,417,982	3,385,489
Note 12—Leases
The Company leases warehouses, distribution centers, office space, and equipment. Prior to the Restructuring Plan, the Company also leased retail store locations. The majority of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term for up to five years. The exercise of lease renewal options is at the Company's sole discretion and such renewal options are included in the lease term if they are reasonably certain to be exercised. Certain leases also include options to purchase the leased asset. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's equipment leases are finance leases of assets used to operate its distribution centers in Ontario, California and Columbus, Ohio.
Significant judgment is required to determine whether commercial contracts contain a lease for purposes of ASC 842. The discount rate used in measuring lease liabilities is generally based on the interest rate on the Company’s revolving line of credit, assuming sufficient unused capacity exists at the time the lease liability is measured.

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company’s adoption of ASC 842 is as follows (in thousands):

	Classification	September 30, 2019
Assets
Operating lease assets (a)	Other assets	$8,080
Finance lease assets (b)	Other assets	2,591
Total leased assets		$10,671
Liabilities
Current
Operating (a)	Accrued expenses and other current liabilities	$2,727
Finance	Current portion of long-term debt and finance lease obligations	791
Noncurrent
Operating (a)	Long-term operating lease obligations	5,846
Finance	Long-term debt and finance lease obligations	2,611
Total lease liabilities		$11,975
___________________
(a) In accordance with ASC 842, $15.7 million of ROU assets related to operating leases were derecognized in the three months ended March 31, 2019 in connection with the Restructuring Plan. Pursuant to ASC 842, each related lease liability is derecognized only after the Company is released from that liability. See Note 9, “Restructuring and other related costs” for further details on the Restructuring Plan and the gain recorded on lease liabilities derecognized in the six months ended September 30, 2019.
(b) Finance leases are recorded net of accumulated amortization of $2.4 million as of September 30, 2019.

The components of operating and finance lease costs were as follows (in thousands):

	Classification	Three months ended September 30,	Six months ended September 30,
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$755	$1,384
Gain from extinguishment of lease liabilities	Restructuring income	(5,096)	(7,733)
Finance lease cost
Amortization of leased assets	SG&A expenses	249	499
Interest on lease liabilities	Interest expense, net	46	94
Total lease (gain) costs		$(4,046)	$(5,756)

As of September 30, 2019, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2020	$1,433	$474	$1,907
2021	3,159	950	4,109
2022	1,591	908	2,499
2023	1,179	1,208	2,387
2024	1,198	234	1,432
Thereafter	764	—	764
Total lease payments	9,324	3,774	$13,098
Less: Interest	751	372
Present value of lease liabilities	$8,573	$3,402
For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of December 31, 2018, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 840 were as follows (in thousands):

Year ending December 31,
2019	$5,375
2020	5,210
2021	3,876
2022	2,832
2023	2,858
Thereafter	7,167
Total	$27,318
The weighted average remaining lease term (in years) and discount rate were as follows:

September 30, 2019
Weighted-average remaining lease term
Operating leases	3.5 years
Finance leases	3.8 years
Weighted-average discount rate
Operating leases	4.6%
Finance leases	5.2%
Operating cash outflows from operating leases for the six months ended September 30, 2019 were $9.0 million.

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

Overview
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”) is organized as a holding company and operates through its subsidiary, e.l.f. Cosmetics, Inc., which conducts business under the name "e.l.f. Cosmetics" or "e.l.f", and has made the best of beauty accessible to every eye, lip and face by making high-quality products at an extraordinary value, all formulated 100% vegan and cruelty-free. As one of the first online beauty brands, we have a passionate social following, national distribution at leading retailers such as Target, Walmart and Ulta Beauty, and a growing international presence.

•
e-commerce.   Our e-commerce platform serves as a strong source of sales and an important component of our engagement and innovation model. We have nurtured a loyal, highly active online community for over a decade. Our roots as an e-commerce company and our digital engagement model drive conversion on elfcosmetics.com, where we sell our full product offering.

•	National retailers. We currently sell our products in the United States in the mass, drug store, food and specialty retail channels.

•	International. e.l.f. products are sold in a number of international markets, including the United Kingdom, Canada, Mexico and Germany.
We believe our ability to combine cost, quality and speed makes us unique in the first-to-mass beauty market. Additionally, we have a strong pipeline of innovation and is expanding into its first category adjacency in skin care. In response to a rapidly changing landscape in beauty, we are investing in its strong digital engagement model to reach consumers through multiple channels, including on elfcosmetics.com and through social and online media. In concert with our digital efforts, we have strong relationships with our retail partners that have allowed us to expand distribution both within existing retailers and with new retailers, particularly internationally.
Business trends
Tariffs
Tariffs have impacted majority of products that we import from China. To mitigate the financial impact of these tariffs on our results of operations, we selectively increased prices on certain of our products in July 2019. We have also implemented or are currently evaluating, various other tariff mitigation initiatives including, but not limited to, negotiating lower prices with our suppliers in China and exploring potential new suppliers outside of China. In addition, any favorable movements in foreign exchange rates may reduce the impact of the tariffs. We cannot provide any assurances that these mitigation initiatives will be successful.
e.l.f store closing
In February 2019, we exited our stand-alone e.l.f. retail stores business (the “Restructuring Plan”). As part of the Restructuring Plan, we closed all 22 e.l.f. retail stores and implemented a workforce reduction of its employees that managed and operated the e.l.f. retail stores. Refer to Note 9 to our condensed consolidated financial statements in Item 1 of this Quarterly Report under the heading “Restructuring and other related costs” for further discussion of the Restructuring Plan.
Net sales associated with e.l.f. retail stores were $3.2 million and $6.4 million in the three and six months ended September 30, 2018, respectively.
Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the second and third fiscal quarters (i.e., the third and fourth calendar quarters) typically being higher than in the fourth and first fiscal quarters (i.e., the first and second calendar quarters). The higher net sales in our second and third fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and lower holiday purchases in the second or third fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year. To support anticipated higher sales during the second and third fiscal quarters, we make investments in working capital during the first and second fiscal quarters. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2019	2018	2019	2018
Net sales	$67,615	$63,889	$127,379	$122,944
Cost of sales	24,267	24,920	46,840	47,330
Gross profit	43,348	38,969	80,539	75,614
Selling, general and administrative expenses	38,444	32,656	70,499	66,447
Restructuring income	(4,198)	—	(5,990)	—
Operating income	9,102	6,313	16,030	9,167
Other income, net	586	360	937	869
Interest expense, net	(1,643)	(1,901)	(3,360)	(3,890)
Income before provision for income taxes	8,045	4,772	13,607	6,146
Income tax provision	(1,528)	(857)	(3,384)	(983)
Net income	$6,517	$3,915	$10,223	$5,163
Comprehensive income	$6,517	$3,915	$10,223	$5,163

	Three months ended September 30,		Six months ended September 30,
(percentage of net sales)	2019	2018	2019	2018
Net sales	100%	100%	100%	100%
Cost of sales	36%	39%	37%	38%
Gross margin	64%	61%	63%	62%
Selling, general and administrative expenses	57%	51%	55%	54%
Restructuring income	(6)%	—%	(5)%	—%
Operating income	13%	10%	13%	7%
Other income, net	1%	1%	1%	1%
Interest expense, net	(2)%	(3)%	(3)%	(3)%
Income before provision for income taxes	12%	7%	11%	5%
Income tax provision	(2)%	(1)%	(3)%	(1)%
Net income	10%	6%	8%	4%
Comprehensive income	10%	6%	8%	4%

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018
Net sales
Net sales increased 6%, or $3.7 million, to $67.6 million for the three months ended September 30, 2019, from $63.9 million for the three months ended September 30, 2018. The increase was primarily driven by increased productivity across channels and product price increases in response to tariffs. This was partially offset by the closing of all 22 e.l.f. retail stores in February 2019.
Gross profit
Gross profit increased $4.4 million, or 11%, to $43.3 million for the three months ended September 30, 2019, compared to $39.0 million for the three months ended September 30, 2018. Gross margin increased to 64% from 61% compared to the three months ended September 30, 2018, with benefits from product price increases, margin accretive innovation, vendor concessions and favorable movements in foreign exchange rates, partially offset by tariffs on goods imported from China.

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $38.4 million for the three months ended September 30, 2019, an increase of $5.8 million, or 18%, from $32.7 million for the three months ended September 30, 2018. SG&A expenses as a percentage of net sales increased to 57% for the three months ended September 30, 2019 from 51% for the three months ended September 30, 2018. The $5.8 million increase was primarily due to investments in marketing and digital expenses and increased depreciation expenses driven by customer fixture programs. These increases were partially offset by the closure of e.l.f retail stores.
Restructuring income
Activities related to the Restructuring Plan generated income of $4.2 million for the three months ended September 30, 2019 and included a $5.1 million gain related to operating lease liabilities that were extinguished. The gain represents the difference between the remaining operating lease liability and the aggregate cash charge incurred to extinguish the liability. The remainder of restructuring expense consisted of $0.9 million in other costs, which were primarily related to legal fees related to these extinguishments. As of September 30, 2019, we have settled all outstanding lease liabilities related to our e.l.f. retail store closures and we do not expect to incur additional material costs associated with the Restructuring Plan.
Other income, net
Other income, net increased by $0.2 million to $0.6 million for the three months ended September 30, 2019, as compared to $0.4 million for the three months ended September 30, 2018. This change was primarily due to foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.3 million, or 14%, to $1.6 million for the three months ended September 30, 2019, as compared to $1.9 million for the three months ended September 30, 2018. This change was primarily due to an increase in interest income generated on our cash and cash equivalents.
Income tax provision
The provision for income taxes was $1.5 million, or an effective rate of 19.0%, for the three months ended September 30, 2019, as compared to $0.9 million, or an effective rate of 17.9%, for the three months ended September 30, 2018. The change was primarily driven by an increase in income before taxes of $3.3 million. The rates for both periods were impacted by discrete tax benefits.
Comparison of the six months ended September 30, 2019 to the six months ended September 30, 2018
Net sales
Net sales increased 4%, or $4.4 million, to $127.4 million for the six months ended September 30, 2019, from $122.9 million for the six months ended September 30, 2018. The increase was primarily driven by increased productivity across channels and product price increases, partially offset by the closing of all 22 e.l.f. retail stores in February 2019.
Gross profit
Gross profit increased $4.9 million, or 7%, to $80.5 million for the six months ended September 30, 2019, compared to $75.6 million for the six months ended September 30, 2018. Gross margin increased to 63% from 62%, when compared to the six months ended September 30, 2018, with benefits from margin accretive innovation, vendor concessions, favorable movements in foreign exchange rates and product price increases, partially offset by higher sales adjustments and the impact of tariffs on goods imported from China.
Selling, general and administrative expenses
SG&A expenses were $70.5 million for the six months ended September 30, 2019, an increase of $4.1 million, or 6%, from $66.4 million for the six months ended September 30, 2018. SG&A expenses as a percentage of net sales increased to 55% for the six months ended September 30, 2019 from 54% for the six months ended September 30, 2018. The $4.1 million increase was primarily due to investments in marketing and digital expenses and increased depreciation expenses driven by customer fixture programs. These increases were partially offset by the closure of e.l.f retail stores.

Restructuring income
Activities related to the Restructuring Plan generated income of $6.0 million for the six months ended September 30, 2019 and included a $7.7 million gain related to operating lease liabilities that were extinguished. The remainder of restructuring expense consisted of $1.7 million in other costs, which were primarily related to legal fees related to these extinguishments. As of September 30, 2019, we have settled all outstanding lease liabilities related to our e.l.f. retail store closures and we do not expect to incur additional material costs associated with the Restructuring Plan.
Other income, net
Other income was $0.9 million, flat compared to the six months ended September 30, 2018 due primarily to foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.5 million, or 14%, to $3.4 million for the six months ended September 30, 2019, as compared to $3.9 million for the six months ended September 30, 2018. This change was primarily due to an increase in interest income generated on our cash and cash equivalents.
Income tax provision
The provision for income taxes was $3.4 million, or an effective rate of 24.9%, for the six months ended September 30, 2019, as compared to $1.0 million, or an effective rate of 16.0%, for the six months ended September 30, 2018. The change was primarily driven by an increase in income before taxes of $7.5 million and a decrease in discrete tax benefit of $0.4 million.
Financial condition, liquidity and capital resources
Overview
As of September 30, 2019, we held $58.7 million of cash and cash equivalents which consisted of cash and money market funds. In addition, as of September 30, 2019, we had borrowing capacity of $49.8 million under our Revolving Credit Facility (as defined below under "Description of indebtedness").
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
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of September 30, 2019, we had working capital, excluding cash, of $39.8 million, compared to $38.3 million as of March 31, 2019. Working capital, excluding cash and debt, was $51.1 million and $48.5 million as of September 30, 2019 and March 31, 2019, respectively.
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

Cash flows

	Six months ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$17,005	$30,001
Investing activities	(5,534)	(3,789)
Financing activities	(6,598)	(3,038)
Net increase in cash:	$4,873	$23,174
Cash provided by operating activities
For the six months ended September 30, 2019, net cash provided by operating activities was $17.0 million. This included net income before adding depreciation, amortization and other non-cash items of $27.4 million and an increase in net working capital of $10.4 million. The increase in net working capital was driven by a $10.7 million decrease in other liabilities primarily related to termination payments on store leases.
Cash used in investing activities
For the six months ended September 30, 2019, net cash used in investing activities was $5.5 million, compared to $3.8 million for the six months ended September 30, 2018. The increase was primarily driven by new customer fixture programs in the six months ended September 30, 2019.
Cash used in financing activities
For the six months ended September 30, 2019, net cash used in financing activities was $6.6 million and was primarily related to mandatory principal payments under our Term Loan Facility (as defined below under " Description of indebtedness"), as well as share repurchases made pursuant to the Share Repurchase Program.
Description of indebtedness
Senior secured credit agreement, as amended
On December 23, 2016, we entered into a five-year, $200.0 million Senior Secured Credit Agreement (as amended, the “Credit Agreement”) with a syndicate consisting of several large financial institutions. The Credit Agreement was amended on August 25, 2017, increasing the aggregate commitments to $215.0 million. The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”). The Credit Agreement was amended again on December 7, 2018 to reflect the change in our fiscal year-end from December 31 to March 31.
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of September 30, 2019 was $49.8 million.
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

Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% (amended from 2.00% to 3.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% (amended from 1.00% to 2.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio. The interest rate as of September 30, 2019 for the Term Loan Facility was approximately 4.1%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of September 30, 2019, we were in compliance with all applicable financial covenants.
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
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures over financial reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation, as of September 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, we have established disclosure controls and procedures to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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
Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.*
As of September 30, 2019, we had a total of $143.9 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.8 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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
We have significant operations in China, which exposes us to risks inherent in doing business in that country.*
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of September 30, 2019, we had a team of 71 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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
Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.*
The United States government has recently imposed increased tariffs on certain imports from China, some of which cover products that we import from that country. In addition, further rounds of tariffs, increases in existing tariffs, and application of existing tariffs to a larger pool of Chinese goods have been threatened by the United States. We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China, and as such, current and proposed tariffs may increase our cost of goods, which may result in lower gross margin on certain of our products. In July 2019, we selectively increased prices on certain of our products, which could reduce the competitiveness of those products and consumer purchases thereof, as well as reduce consumer purchases of other non-affected products as well. Furthermore, similar effects may occur if we raise prices on other products to account for any increase in costs of goods. In any case, increased tariffs on imports from China could materially and adversely affect our business, financial condition and results of operations. In retaliation for the current United States tariffs, China has implemented tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. Trade restrictions implemented by the United States or other countries in connection with a global trade war could materially and adversely affect our business, financial condition and results of operations.

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
Closing our e.l.f. retail stores may not result in improvements to our business, financial condition, or results of operations.*
In February 2019, we closed all 22 of our e.l.f. retail stores and implemented a workforce reduction of our employees that managed and operated the e.l.f. retail stores. The closing of our e.l.f. retail stores has caused us to expend significant capital and other resources, write-off assets, accelerate rent expenses. Our reputation and brand may be damaged in connection with the closing of our e.l.f. retail stores. Consumers that shopped in our e.l.f. retail stores may not continue to purchase the same number (or any) of our products from our e-commerce websites or our other retail customers. Any of these results could have a material and adverse effect on our business, financial condition, or results of operations.

The closing of our e.l.f. retail stores may not improve our business, financial condition, or results of operations. In addition, we may not be able to reallocate capital historically allocated to our e.l.f. retail stores efficiently or effectively to other strategic priorities.
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
Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union are a source of instability and uncertainty.*

In March 2017, the United Kingdom formally notified the European Council of its intention to withdraw from the European Union pursuant to Article 50 of the Lisbon Treaty. Regardless of the outcome of the negotiations of the United Kingdom's withdrawal, the process of the United Kingdom's withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate. There is also considerable uncertainty about whether the United Kingdom will be able to participate in transitional arrangements that would grant the United Kingdom and United Kingdom-based businesses full access to the European Union Customs Union and the Single Market until for any period post-withdrawal; failure to agree to these transitional arrangements could result in increased costs or otherwise adversely impact our operations as we, through a third-party, utilize a warehouse in the United Kingdom to distribute our products to our European Union based retailers and distributors. The uncertainty around, and developments regarding, the United Kingdom's withdrawal from the European Union have had and may continue to have a material and adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition and results of operations.
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
Data privacy continues to remain a matter of interest to lawmakers and regulators. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. For example, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which is presently going into effect on January 1, 2020. When effective, the CCPA will, among other things, require new disclosures to California consumers, impose new rules for collecting or using information about minors, and afford consumers new abilities to opt out of certain disclosures of personal information. California legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The U.S. Congress may also pass a law to pre-empt all or part of the CCPA. As passed, the effects of the CCPA potentially are significant, however, and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive. The proposed ePrivacy Regulation would impose strict opt-in marketing rules, alter rules on cookies, web beacons and similar technology and significantly increase penalties for breach of the rules to the greater of 20 million euros or four percent of annual global revenue. Increased regulation of privacy and data protection may lead to broader restrictions on our activities, our ability to reach our consumers, and our ability to provide our consumers with personalized services and experiences.
Further, the United Kingdom’s withdrawal from the European Union has created uncertainty with regard to the status of the United Kingdom as an ‘adequate country’ for the purposes of data transfers outside the European Economic Area. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. These changes may require us to find alternative bases for the compliant transfer of personal data outside the United Kingdom and we are monitoring developments in this area. Invalidation of any mechanism on which we rely could require operational changes and increased costs and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity that could have an adverse effect on our business.
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
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.*
We had approximately 200.0 million shares of common stock authorized but unissued and 49,999,358 shares of common stock outstanding as of October 31, 2019. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.*
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by TPG Growth II Advisors, Inc. (“TPG Growth”) or our Chief Executive Officer, Mr. Amin (and certain family trusts of Mr. Amin), could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
The holders of up to 16,893,485 shares of our common stock, or approximately 34% of our outstanding common stock based on shares outstanding as of October 31, 2019, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth, J.A. Cosmetics Corp. (an affiliate of our founders) and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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
A few large stockholders have significant influence over our Company, which could limit the ability of our other stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders.*
Under our second amended and restated stockholders agreement (the “Stockholders Agreement”), TPG Growth has the right to designate up to three nominees for election to our board of directors so long as it holds at least 30% of the shares of our outstanding common stock, two nominees for election to our board of directors so long as it holds less than 30% but greater than or equal to 20% of our outstanding common stock, and one nominee for election to our board of directors so long as it holds less than 20% but greater than or equal to 5% of our outstanding common stock. Due to the classified structure of our board of directors and the timing of any sales of our common stock by TPG Growth, it is possible that at certain times our board of directors may include more directors nominated by TPG Growth than TPG Growth’s then current ownership may entitle it to nominate under the Stockholders Agreement. Directors nominated by TPG Growth are not required to resign from our board of directors if TPG Growth’s ownership percentage falls below the applicable thresholds listed above. As of March 14, 2019 (the date our board of directors approved the nominees for election at our last annual meeting of stockholders), TPG Growth held between 20% and 30% of our outstanding common stock and thus was entitled to nominate two nominees. TPG Growth’s nominees (who are Stephen A. Ellis and Maureen C. Watson) currently comprise two of the nine members of our board of directors.
As of October 31, 2019, TPG Growth held approximately 14.5% of our common stock, and our Chief Executive Officer, Mr. Amin (and certain family trusts of Mr. Amin), beneficially owned approximately 12.8% of our common stock. Accordingly, TPG Growth and Mr. Amin exert a significant degree of influence or actual control over our management, business policies and affairs and over matters requiring stockholder approval.
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
The following table presents share repurchase activity during the three months September 30, 2019. These purchases were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum approximate dollar value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 - 31, 2019	43,585	$16.04	43,585	$23,219,869
August 1 - 31, 2019	27,016	16.92	27,016	22,762,893
September 1 -30, 2019	18,425	16.97	18,425	$22,450,213
	89,026	$16.50	89,026
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

Item 3. Defaults upon senior securities
None
Item 4. Mine safety disclosures
None
Item 5. Other information
None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.1	Amended and Restated Non-Employee Director Compensation Program.	X
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
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

e.l.f. Beauty, Inc.

November 7, 2019	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer

November 7, 2019	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer