Form 10-Q/A
period 2019-09-30
e.l.f. Beauty, Inc.
filed 2019-12-04
CIK 1600033

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

e.l.f. Beauty, Inc.

EXPLANATORY NOTE
e.l.f. Beauty, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for three and six months ended September 30, 2019 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission on November 7, 2019.
We are filing this Amendment to amend Part I, Item 4. “Controls and Procedures” to revise the Company’s disclosure in accordance with Item 307 of Regulation S-K. Specifically, this Amendment further clarifies the assessment by our management of the effectiveness of our disclosure controls and procedures as of September 30, 2019, including a statement regarding the conclusion of our Chief Executive Officer and Chief Financial Officer that the Company’s disclosure controls and procedures were effective as of such date. In addition, we are also including the required certifications required by the Sarbanes-Oxley Act of 2002 in connection with the filing of this Amendment.
This Amendment does not include the entire Form 10-Q. Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to November 7, 2019.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures over financial reporting
As of September 30, 2019, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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