Form 10-Q
period 2019-12-31
e.l.f. Beauty, Inc.
filed 2020-02-06
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 31, 2020 was 49,958,125 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	December 31, 2019	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$74,740	$53,874	$51,205
Accounts receivable, net	35,082	32,275	36,724
Inventory, net	48,382	43,779	46,341
Prepaid expenses and other current assets	8,054	7,340	7,473
Total current assets	166,258	137,268	141,743
Property and equipment, net	16,487	16,006	21,804
Intangible assets, net	91,893	97,053	98,773
Goodwill	157,264	157,264	157,264
Investments	2,875	2,875	2,875
Other assets	21,474	21,222	13,397
Total assets	$456,251	$431,688	$435,856

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$11,939	$10,259	$9,861
Accounts payable	19,589	16,280	20,483
Accrued expenses and other current liabilities	29,767	18,590	12,671
Total current liabilities	61,295	45,129	43,015
Long-term debt and finance lease obligations	129,236	138,025	140,523
Deferred tax liabilities	17,633	16,753	20,217
Long-term operating lease obligations	5,084	15,898	—
Other long-term liabilities	556	668	2,770
Total liabilities	213,804	216,473	206,525

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2019, March 31, 2019 and December 31, 2018; 49,914,987, 49,645,450 and 48,715,276 shares issued and outstanding as of December 31, 2019, March 31, 2019 and December 31, 2018, respectively	486	483	478
Additional paid-in capital	753,151	744,147	740,354
Accumulated deficit	(511,190)	(529,415)	(511,501)
Total stockholders' equity	242,447	215,215	229,331
Total liabilities and stockholders' equity	$456,251	$431,688	$435,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net sales	$80,760	$78,571	$208,139	$201,515
Cost of sales	28,240	31,652	75,080	78,982
Gross profit	52,520	46,919	133,059	122,533
Selling, general and administrative expenses	39,632	33,898	110,131	100,345
Restructuring expense (income)	8	—	(5,982)	—
Operating income	12,880	13,021	28,910	22,188
Other (expense) income, net	(335)	(371)	602	498
Interest expense, net	(1,560)	(1,963)	(4,920)	(5,853)
Income before provision for income taxes	10,985	10,687	24,592	16,833
Income tax provision	(2,983)	(1,015)	(6,367)	(1,998)
Net income	$8,002	$9,672	$18,225	$14,835
Comprehensive income	$8,002	$9,672	$18,225	$14,835
Net income per share:
Basic	$0.16	$0.20	$0.38	$0.32
Diluted	$0.16	$0.20	$0.36	$0.30
Weighted average shares outstanding:
Basic	48,525,904	47,477,597	48,430,871	46,957,494
Diluted	50,966,550	49,211,311	50,741,492	49,254,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2019	48,288,720	$483	$744,147	$(529,415)	$215,215
Net income	—	—	—	3,706	3,706
Stock-based compensation	—	—	3,926	—	3,926
Exercise of stock options, net	179,225	2	238	—	240
Repurchase of common stock	(89,610)	(1)	(1,078)	—	(1,079)
Balance as of June 30, 2019	48,378,335	$484	$747,233	$(525,709)	$222,008
Net income	—	—	—	6,517	6,517
Stock-based compensation	—	—	4,004	—	4,004
Exercise of stock options, net	236,803	2	624	—	626
Repurchase of common stock	(89,026)	(1)	(1,466)	—	(1,467)
Balance as of September 30, 2019	48,526,112	$485	$750,395	$(519,192)	$231,688
Net income	—	—	—	8,002	8,002
Stock-based compensation	—	—	3,352	—	3,352
Exercise of stock options, net	93,182	2	406	—	408
Repurchase of common stock	(60,127)	(1)	(1,002)	—	(1,003)
Balance as of December 31, 2019	48,559,167	$486	$753,151	$(511,190)	$242,447

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2018	46,539,619	$465	$724,221	$(526,336)	$198,350
Net income	—	—	—	1,248	1,248
Stock-based compensation	—	—	4,631	—	4,631
Exercise of stock options, net	156,543	2	283	—	285
Balance as of June 30, 2018	46,696,162	$467	$729,135	$(525,088)	$204,514
Net income	—	—	—	3,915	3,915
Stock-based compensation	—	—	4,193	—	4,193
Exercise of stock options, net	412,899	4	995	—	999
Balance as of September 30, 2018	47,109,061	$471	$734,323	$(521,173)	$213,621
Net income	—	—	—	9,672	9,672
Stock-based compensation	—	—	4,357	—	4,357
Exercise of stock options, net	720,695	7	1,674		1,681
Balance as of December 31, 2018	47,829,756	$478	$740,354	$(511,501)	$229,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Nine months ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$18,225	$14,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,863	13,573
Restructuring income	(5,982)	—
Stock-based compensation expense	11,282	13,181
Amortization of debt issuance costs and discount on debt	565	593
Deferred income taxes	880	(1,674)
Other, net	410	334
Changes in operating assets and liabilities:
Accounts receivable	(3,027)	(5,122)
Inventories	(4,603)	15,387
Prepaid expenses and other assets	(3,260)	(6,986)
Accounts payable and accrued expenses	17,628	6,640
Other liabilities	(11,181)	(209)
Net cash provided by operating activities	37,800	50,552

Cash flows from investing activities:
Purchase of property and equipment	(7,073)	(6,205)
Net cash used in investing activities	(7,073)	(6,205)

Cash flows from financing activities:
Repayment of long-term debt	(7,013)	(6,187)
Repurchase of common stock	(3,546)	—
Cash received from issuance of common stock	1,272	2,965
Other, net	(574)	(394)
Net cash used in financing activities	(9,861)	(3,616)

Net increase in cash and cash equivalents	20,866	40,731
Cash and cash equivalents - beginning of period	53,874	10,474
Cash and cash equivalents - end of period	$74,740	$51,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1—Nature of operations
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”) was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and changed its name to e.l.f. Beauty, Inc. in April 2016. e.l.f. Beauty is organized as a holding company and operates through its subsidiary, e.l.f. Cosmetics, Inc., which conducts business under the name “e.l.f. Cosmetics” or “e.l.f.” The Company makes the best of beauty accessible to every eye, lip and face by offering high-quality products at an extraordinary value, all formulated 100% vegan and cruelty-free.
Note 2—Summary of significant accounting policies
Basis of presentation
The Company changed its fiscal year end from December 31st to March 31st effective on December 7, 2018. This document reflects the Company's third quarter of the fiscal year ending March 31, 2020, covering the period from October 1, 2019 to December 31, 2019.
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2019, March 31, 2019 and December 31, 2018, its results of operations and stockholders' equity for the three and nine months ended December 31, 2019 and 2018, and its cash flows for the nine months ended December 31, 2019 and 2018. The condensed consolidated balance sheet as of March 31, 2019 is unaudited and does not contain all footnote disclosures from the Company's annual financial statements. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended (the “Annual Report”), and the Company's Transition Report on Form 10-QT for the three months ended March 31, 2019, as amended. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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

	Three months ended December 31,		Nine months ended December 31,
Net sales by geographic region:	2019	2018	2019	2018
United States	$74,282	$68,801	$187,793	$179,052
International	6,478	9,770	20,346	22,463
Total net sales	$80,760	$78,571	$208,139	$201,515
As of December 31, 2019, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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
		April 1, 2020	The Company intends to adopt ASU 2018-15 prospectively, and the adoption is not expected to have a material impact on its consolidated financial statements.

Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and nine months ended December 31, 2019 or 2018, as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and nine months ended December 31, 2019.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of December 31, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(40,707)	$28,093
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(44,607)	28,093
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(44,607)	$249,157
Information regarding the Company’s goodwill and intangible assets as of March 31, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(35,547)	$33,253
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(39,447)	33,253
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(39,447)	$254,317
Information regarding the Company’s goodwill and intangible assets as of December 31, 2018 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(33,827)	$34,973
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(37,727)	34,973
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(37,727)	$256,037
Amortization expense on finite-lived intangible assets was $1.7 million and $5.2 million in the three and nine months ended December 31, 2019, respectively, and $1.8 million and $5.4 million in the three and nine months ended December 31, 2018, respectively. Trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and nine months ended December 31, 2019 and 2018.

The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of December 31, 2019 is as follows (in thousands):

Remainder of 2020	$1,720
2021	6,880
2022	6,880
2023	6,880
2024	5,733
Thereafter	—
Total	$28,093
Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2019, March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	December 31, 2019	March 31, 2019	December 31, 2018
Accrued expenses	$15,489	$9,594	$8,783
Current portion of operating lease liabilities	2,916	4,172	—
Accrued compensation	7,134	3,200	1,983
Income taxes payable	2,366	123	71
Other current liabilities	1,862	1,501	1,834
Accrued expenses and other current liabilities	$29,767	$18,590	$12,671
Note 6—Debt
The Company’s outstanding debt as of December 31, 2019, March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	December 31, 2019	March 31, 2019	December 31, 2018
Term loan(1)	$138,199	$144,810	$146,737
Finance lease obligations	3,209	3,783	3,982
Total debt(2)	141,408	148,593	150,719
Less: debt issuance costs	(233)	(309)	(335)
Total debt, net of issuance costs	141,175	148,284	150,384
Less: current portion	(11,939)	(10,259)	(9,861)
Long-term portion of debt	$129,236	$138,025	$140,523
(1) See Note 8, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement (as defined below under the heading “Description of indebtedness”). As of December 31, 2019, the Company was in compliance with all applicable financial covenants.
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
Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the nine months ended December 31, 2019:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2019	2,575,579	$12.24
Granted	143,760	13.56
Exercised	(249,192)	4.85
Canceled or forfeited	(375,315)	14.72
Balance as of December 31, 2019	2,094,832	$12.77	6.6	$9,363

Exercisable, December 31, 2019	1,295,459	$11.21	5.7	$7,519
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $16.13, as reported on the New York Stock Exchange on December 31, 2019.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.5 million and $1.7 million in the three and nine months ended December 31, 2019, respectively, and $0.8 million and $2.5 million in the three and nine months ended December 31, 2018, respectively. As of December 31, 2019, there was $3.5 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 2.2 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance or market conditions for the nine months ended December 31, 2019:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2019	1,323,432	$7.96
Exercised	(18,600)	3.45
Canceled or forfeited	(17,400)	26.84
Balance as of December 31, 2019	1,287,432	$7.77	5.2	$13,974

Exercisable, December 31, 2019	987,432	$1.98	4.6	$13,974
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $16.13, as reported on the New York Stock Exchange on December 31, 2019.

The Company recognized stock-based compensation cost related to performance-based and market-based vesting options of $0.2 million and $0.8 million in the three and nine months ended December 31, 2018, respectively. As of December 31, 2019, there was no unrecognized compensation cost related to performance-based and market-based vesting stock options.

Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the nine months ended December 31, 2019:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2019	2,786,398	$13.26
Granted	439,957	13.53
Vested	(241,418)	17.62
Canceled or forfeited	(347,039)	12.66
Balance as of December 31, 2019	2,637,898	$13.07
As of December 31, 2019, there were 1,355,820 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $2.8 million and $9.6 million in the three and nine months ended December 31, 2019, respectively, and $3.4 million and $9.9 million in the three and nine months ended December 31, 2018, respectively. As of December 31, 2019, there was $25.5 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.
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
The following table presents the restructuring (income) expenses incurred in the three and nine months ended December 31, 2019 with respect to the Restructuring Plan (in thousands):

	Three months ended December 31, 2019	Nine months ended December 31, 2019
Gain from extinguishment of lease liabilities	$—	$(7,733)
Other costs, including other asset write-offs	8	1,751
Total	$8	$(5,982)
The gain from extinguishment of lease liabilities represents the difference between the aggregate operating lease liability and the aggregate cash payment incurred to extinguish such liability. The majority of the other costs incurred during the nine months ended December 31, 2019 are legal fees related to these extinguishments. As of December 31, 2019, the Company has settled all outstanding lease liabilities related to its e.l.f. retail store closures and does not expect to incur additional material costs associated with the Restructuring Plan.

Liabilities related to the Restructuring Plan are reported within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The following table presents a roll-forward of the Company's restructuring liability for the three and nine months ended December 31, 2019 (in thousands):

	Employee severance and related expenses	Other costs	Total
September 30, 2019	$—	$837	$837
Costs incurred	—	8	8
Cash disbursements	—	(6)	(6)
Other adjustments	—	(2)	(2)
December 31, 2019	$—	$837	$837

	Employee severance and related expenses	Other costs	Total
March 31, 2019	$96	$675	$771
Costs incurred	(22)	1,773	1,751
Cash disbursements	(74)	(1,472)	(1,546)
Other adjustments	—	(139)	(139)
December 31, 2019	$—	$837	$837
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
During the three months ended December 31, 2019, the Company repurchased a total of 60,127 shares for $1.0 million at an average price of $16.65. During the nine months ended December 31, 2019, the Company repurchased a total of 238,763 shares for $3.6 million at an average price of $14.87 under the Share Repurchase Program. A total of $21.4 million remains available for purchase under the Share Repurchase Program.
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

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Numerator:
Net income	$8,002	$9,672	$18,225	$14,835

Denominator:
Weighted average common shares outstanding - basic	48,525,904	47,477,597	48,430,871	46,957,494
Dilutive common equivalent shares from equity awards	2,440,646	1,733,714	2,310,621	2,297,354
Weighted average common shares outstanding - diluted	50,966,550	49,211,311	50,741,492	49,254,848

Net income per share:
Basic	$0.16	$0.20	$0.38	$0.32
Diluted	$0.16	$0.20	$0.36	$0.30

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	1,861,620	4,143,027	2,232,528	3,638,002
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
A reconciliation of the balance sheet line items that were impacted or created as a result of the Company’s adoption of ASC 842 is as follows (in thousands):

	Classification	December 31, 2019
Assets
Operating lease assets (a)	Other assets	$7,395
Finance lease assets (b)	Other assets	2,342
Total leased assets		$9,737
Liabilities
Current
Operating (a)	Accrued expenses and other current liabilities	$2,916
Finance	Current portion of long-term debt and finance lease obligations	802
Noncurrent
Operating (a)	Long-term operating lease obligations	5,084
Finance	Long-term debt and finance lease obligations	2,407
Total lease liabilities		$11,209
___________________
(a) In accordance with ASC 842, $15.7 million of ROU assets related to operating leases were derecognized in the three months ended March 31, 2019 in connection with the Restructuring Plan. Pursuant to ASC 842, each related lease liability is derecognized only after the Company is released from that liability. See Note 9, “Restructuring and other related costs” for further details on the Restructuring Plan and the gain recorded on lease liabilities derecognized in the nine months ended December 31, 2019.
(b) Finance leases are recorded net of accumulated amortization of $2.7 million as of December 31, 2019.

The components of operating and finance lease costs were as follows (in thousands):

	Classification	Three months ended December 31, 2019	Nine months ended December 31, 2019
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$778	$2,161
Gain from extinguishment of lease liabilities	Restructuring expense (income)	—	(7,733)
Finance lease cost
Amortization of leased assets	SG&A expenses	248	747
Interest on lease liabilities	Interest expense, net	44	138
Total lease cost (gain)		$1,070	$(4,687)

As of December 31, 2019, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2020	$756	$238	$994
2021	3,170	950	4,120
2022	1,583	908	2,491
2023	1,179	1,208	2,387
2024	1,198	234	1,432
Thereafter	764	—	764
Total lease payments	8,650	3,538	$12,188
Less: Interest	650	329
Present value of lease liabilities	$8,000	$3,209
For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of December 31, 2018, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 840 were as follows (in thousands):

Year ending December 31,
2019	$5,375
2020	5,210
2021	3,876
2022	2,832
2023	2,858
Thereafter	7,167
Total	$27,318
The weighted average remaining lease term (in years) and discount rate were as follows:

December 31, 2019
Weighted-average remaining lease term
Operating leases	3.5 years
Finance leases	3.5 years
Weighted-average discount rate
Operating leases	4.6%
Finance leases	5.2%
Operating cash outflows from operating leases for the nine months ended December 31, 2019 were $9.7 million.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended December 31, 2018, as amended (the “Annual Report”), and the Company's Transition Report on Form 10-QT for the three months ended March 31, 2019, as amended, and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
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

Overview
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”) is organized as a holding company and operates through its subsidiary, e.l.f. Cosmetics, Inc., which conducts business under the name "e.l.f. Cosmetics" or "e.l.f." We make the best of beauty accessible to every eye, lip and face by offering high-quality products at an extraordinary value, all formulated 100% vegan and cruelty-free. As one of the first online beauty brands, we have a passionate social following, national distribution at leading retailers such as Target, Walmart and Ulta Beauty, and a growing international presence.

•	National retailers. We sell our products in the United States in the mass, drug store, food and specialty retail channels.

•
e-commerce.   Our e-commerce platform is an important component of our engagement and innovation model. We have nurtured a loyal, highly active online community for over a decade. Our roots as an e-commerce company and our digital engagement model drive conversion on elfcosmetics.com, where we sell our full product offering.

•	International. e.l.f. products are sold in a number of international markets, including the United Kingdom, Canada, Mexico and Germany.
We believe our ability to combine cost, quality and speed makes us unique in the first-to-mass beauty market. Additionally, we have a strong pipeline of innovation and continue to expand into adjacent categories, like skin care. In response to a rapidly changing landscape in beauty, we are investing in our digital engagement model to reach consumers through multiple channels, including on elfcosmetics.com and through social media. In concert with our digital efforts, we have strong relationships with our retail partners that have allowed us to expand distribution both within existing retailers and with new retailers, domestically and internationally.

Business trends
Tariffs
Tariffs have impacted the majority of products that we import from China and despite the signing of a Phase One trade agreement between the United States and China, the majority of our products remain impacted by increased tariffs. To mitigate the financial impact of these tariffs on our results of operations, we selectively increased prices on certain of our products in July 2019. We have also implemented or are currently evaluating various other tariff mitigation initiatives including, but not limited to, negotiating lower prices with our suppliers in China and exploring potential new suppliers outside of China. In addition, favorable movements in foreign exchange rates and shifting product mix toward margin accretive innovation may also reduce the impact of the tariffs. We cannot provide any assurances that these mitigation initiatives will be successful.
e.l.f store closing
In February 2019, we exited our stand-alone e.l.f. retail stores business (the “Restructuring Plan”). As part of the Restructuring Plan, we closed all 22 e.l.f. retail stores and implemented a workforce reduction of employees that managed and operated the e.l.f. retail stores. Refer to Note 9 to our condensed consolidated financial statements in Item 1 of this Quarterly Report under the heading “Restructuring and other related costs” for further discussion of the Restructuring Plan.
Net sales associated with e.l.f. retail stores were $3.7 million and $10.1 million in the three and nine months ended December 31, 2018, respectively.
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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2019	2018	2019	2018
Net sales	$80,760	$78,571	$208,139	$201,515
Cost of sales	28,240	31,652	75,080	78,982
Gross profit	52,520	46,919	133,059	122,533
Selling, general and administrative expenses	39,632	33,898	110,131	100,345
Restructuring expense (income)	8	—	(5,982)	—
Operating income	12,880	13,021	28,910	22,188
Other (expense) income, net	(335)	(371)	602	498
Interest expense, net	(1,560)	(1,963)	(4,920)	(5,853)
Income before provision for income taxes	10,985	10,687	24,592	16,833
Income tax provision	(2,983)	(1,015)	(6,367)	(1,998)
Net income	$8,002	$9,672	$18,225	$14,835
Comprehensive income	$8,002	$9,672	$18,225	$14,835

	Three months ended December 31,		Nine months ended December 31,
(percentage of net sales)	2019	2018	2019	2018
Net sales	100%	100%	100%	100%
Cost of sales	35%	40%	36%	39%
Gross margin	65%	60%	64%	61%
Selling, general and administrative expenses	49%	43%	53%	50%
Restructuring expense (income)	—%	—%	(3)%	—%
Operating income	16%	17%	14%	11%
Other (expense) income, net	—%	—%	—%	—%
Interest expense, net	(2)%	(2)%	(2)%	(3)%
Income before provision for income taxes	14%	14%	12%	8%
Income tax provision	(4)%	(1)%	(3)%	(1)%
Net income	10%	12%	9%	7%
Comprehensive income	10%	12%	9%	7%

Comparison of the three months ended December 31, 2019 to the three months ended December 31, 2018
Net sales
Net sales increased 3%, or $2.2 million, to $80.8 million for the three months ended December 31, 2019, from $78.6 million for the three months ended December 31, 2018. The increase was primarily driven by increased productivity across channels and timing of product shipments. This was partially offset by the closing of all 22 e.l.f. retail stores in February 2019.
Gross profit
Gross profit increased $5.6 million, or 12%, to $52.5 million for the three months ended December 31, 2019, compared to $46.9 million for the three months ended December 31, 2018. Gross margin increased to 65% from 60% compared to the three months ended December 31, 2018, with benefits from price increases, margin accretive innovation, cost savings, favorable movements in foreign exchange rates, and a lower inventory reserve, partially offset by tariffs on goods imported from China.

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $39.6 million for the three months ended December 31, 2019, an increase of $5.7 million, or 17%, from $33.9 million for the three months ended December 31, 2018. SG&A expenses as a percentage of net sales increased to 49% for the three months ended December 31, 2019 from 43% for the three months ended December 31, 2018. The $5.7 million increase was primarily due to investments in marketing and digital expenses and bonus accrual, partially offset by the closure of e.l.f retail stores.
Restructuring expense (income)
Activities related to the Restructuring Plan incurred were minimal for the three months ended December 31, 2019. As of December 31, 2019, we have settled all outstanding lease liabilities related to our e.l.f. retail store closures and we do not expect to incur additional material costs associated with the Restructuring Plan.
Other (expense) income, net
Other (expense) income, net decreased by $0.1 million to $0.3 million for the three months ended December 31, 2019, as compared to $0.4 million for the three months ended December 31, 2018. This change was primarily due to foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.4 million, or 21%, to $1.6 million for the three months ended December 31, 2019, as compared to $2.0 million for the three months ended December 31, 2018. This change was primarily due to a reduction in our long-term debt, in addition to an increase in interest income generated on our cash and cash equivalents.
Income tax provision
The provision for income taxes was $3.0 million, or an effective rate of 27.1%, for the three months ended December 31, 2019, as compared to $1.0 million, or an effective rate of 9.5%, for the three months ended December 31, 2018. The change was driven by lower discrete tax benefits of $2.4 million, primarily related to share-based compensation in 2018.
Comparison of the nine months ended December 31, 2019 to the nine months ended December 31, 2018
Net sales
Net sales increased 3%, or $6.6 million, to $208.1 million for the nine months ended December 31, 2019, from $201.5 million for the nine months ended December 31, 2018. The increase was primarily driven by increased productivity across channels, partially offset by the closing of all 22 e.l.f. retail stores in February 2019.
Gross profit
Gross profit increased $10.5 million, or 9%, to $133.1 million for the nine months ended December 31, 2019, compared to $122.5 million for the nine months ended December 31, 2018. Gross margin increased to 64% from 61%, when compared to the nine months ended December 31, 2018, with benefits primarily from margin accretive innovation, cost savings, favorable movements in foreign exchange rates and price increases, partially offset by higher sales adjustments and the impact of tariffs on goods imported from China.
Selling, general and administrative expenses
SG&A expenses were $110.1 million for the nine months ended December 31, 2019, an increase of $9.8 million, or 10%, from $100.3 million for the nine months ended December 31, 2018. SG&A expenses as a percentage of net sales increased to 53% for the nine months ended December 31, 2019 from 50% for the nine months ended December 31, 2018. The $9.8 million increase was primarily due to investments in marketing and digital expenses, bonus accrual, and increased depreciation expenses driven by customer fixture programs. These increases were partially offset by the closure of e.l.f retail stores.

Restructuring income
Activities related to the Restructuring Plan generated income of $6.0 million for the nine months ended December 31, 2019 and included a $7.7 million gain related to operating lease liabilities that were extinguished. The remainder of restructuring expense consisted of $1.8 million in other costs, which were primarily legal fees related to these extinguishments. As of December 31, 2019, we have settled all outstanding lease liabilities related to our e.l.f. retail store closures and we do not expect to incur additional material costs associated with the Restructuring Plan.
Other income (expense), net
Other income (expense), net increased by $0.1 million to $0.6 million for the nine months ended December 31, 2019, as compared to $0.5 million for the nine months ended December 31, 2018 primarily due to foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.9 million, or 16%, to $4.9 million for the nine months ended December 31, 2019, as compared to $5.9 million for the nine months ended December 31, 2018. This change was primarily due to an increase in interest income generated on our cash and cash equivalents, in addition to a reduction in our long-term debt.
Income tax provision
The provision for income taxes was $6.4 million, or an effective rate of 25.9%, for the nine months ended December 31, 2019, as compared to $2.0 million, or an effective rate of 11.9%, for the nine months ended December 31, 2018. The change was primarily driven by an increase in income before taxes of $7.8 million and a decrease in discrete tax benefit of $2.8 million, primarily related to share-based compensation in 2018.
Financial condition, liquidity and capital resources
Overview
As of December 31, 2019, we held $74.7 million of cash and cash equivalents which consisted of cash and money market funds. In addition, as of December 31, 2019, we had borrowing capacity of $49.8 million under our Revolving Credit Facility (as defined below under "Description of indebtedness").
Our primary cash needs are for capital expenditures, retail product displays and working capital, as well as any share repurchase activity we choose to effect pursuant to the Share Repurchase Program (as defined in “Risk Factors” in Part II, Item 1A). Capital expenditures typically vary depending on strategic imperatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion into additional national retailer store locations. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of December 31, 2019, we had working capital, excluding cash, of $30.2 million, compared to $38.3 million as of March 31, 2019. Working capital, excluding cash and debt, was $42.2 million and $48.5 million as of December 31, 2019 and March 31, 2019, respectively.
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

Cash flows

	Nine months ended December 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$37,800	$50,552
Investing activities	(7,073)	(6,205)
Financing activities	(9,861)	(3,616)
Net increase in cash:	$20,866	$40,731
Cash provided by operating activities
For the nine months ended December 31, 2019, net cash provided by operating activities was $37.8 million. This included net income before adding depreciation, amortization and other non-cash items of $42.2 million and an increase in net working capital of $4.4 million. The increase in net working capital was driven by an $11.2 million decrease in other liabilities primarily related to termination payments on store leases, partially offset by the timing of cash payments related to accounts payable and accrued expenses.
Cash used in investing activities
For the nine months ended December 31, 2019, net cash used in investing activities was $7.1 million, compared to $6.2 million for the nine months ended December 31, 2018. The increase was primarily driven by new customer fixture programs in the nine months ended December 31, 2019.
Cash used in financing activities
For the nine months ended December 31, 2019, net cash used in financing activities was $9.9 million and was primarily related to mandatory principal payments under our Term Loan Facility (as defined below under " Description of indebtedness"), as well as share repurchases made pursuant to the Share Repurchase Program.
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
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of December 31, 2019 was $49.8 million.
The Term Loan Facility maturity date is also August 25, 2022 and is collateralized by substantially all of our assets. Amortization installment payments on the Term Loan Facility are required to be made in quarterly installments of (i) $2,475,000 for fiscal quarters ending September 30, 2019 through June 30, 2020, (ii) $3,093,750 for fiscal quarters ending September 30, 2020 through June 30, 2021 and (iii) $4,125,000 for fiscal quarters ending September 30, 2021 through June 30, 2022. The remaining Term Loan Facility balance is due upon the maturity date on August 25, 2022. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments when there is (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within 12 months, or (iii) issuance of additional debt.
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period

(subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 2.75% (amended from 2.00% to 3.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 1.75% (amended from 1.00% to 2.50% as previously set forth in the Credit Agreement) based on our consolidated total net leverage ratio. The interest rate as of December 31, 2019 for the Term Loan Facility was approximately 3.9%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2019, we were in compliance with all applicable financial covenants.
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
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures over financial reporting
As of December 31, 2019, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

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
There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term cost increases with net sales materializing on a longer term horizon and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.
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
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics (such as the coronavirus), border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
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
The recent coronavirus outbreak in China could materially and adversely affect our business*
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China, and have employees in Shanghai, China to manage our supply chain. The outbreak of the coronavirus and other adverse public health developments could materially and adversely affect our business, financial condition and results of operations. These could include disruptions from the temporary closure of third-party supplier and manufacturer facilities and/or our China office, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from China and restrictions on our employees' and other service providers' ability to travel. For example, on January 27, 2020, the Shanghai city government issued a notice that most employers, including our offices, may not reopen until February 10, 2020, extending the spring festival holiday. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
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
Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.*
As of December 31, 2019, we had a total of $141.4 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.8 million under our Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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
Payment methods used on our e-commerce websites subject us to third-party payment processing-related risks.*
We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks in the United States and the United Kingdom, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal, Afterpay, and Apple Pay. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. Transactions on our e-commerce websites are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection with respect to online sales are complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.
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
We have significant operations in China, which exposes us to risks inherent in doing business in that country.*
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of December 31, 2019, we had a team of 69 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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
Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.*
The United States government has imposed increased tariffs on certain imports from China, some of which cover products that we import from that country. We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China, and as such, current tariffs may increase our cost of goods, which may result in lower gross margin on certain of our products. Despite the signing of a Phase One trade agreement between the United States and China, the majority of our products remain impacted by increased tariffs. In July 2019, we selectively increased prices on certain of our products, which could reduce the competitiveness of those products and consumer purchases thereof, as well as reduce consumer purchases of other non-affected products as well. Furthermore, similar effects may occur if we raise prices on other products to account for any increase in costs of goods. In any case, increased tariffs on imports from China could materially and adversely affect our business, financial condition and results of operations. In retaliation for the current United States tariffs, China has implemented tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. Trade restrictions implemented by the United States or other countries in connection with a global trade war could materially and adversely affect our business, financial condition and results of operations.

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
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased costs of operations or otherwise harm our business, financial condition and results of operations.*
We are subject to a variety of laws and regulations in the United States and abroad regarding privacy and data protection, some of which can be enforced by private parties or government entities and some of which provide for significant penalties for non-compliance. For example, the General Data Protection Regulation (“GDPR”) allows for a private right of action, and imposes stringent EU data protection requirements on companies established in the European Union or companies that offer goods or services to, or monitor the behavior of, individuals in the European Union. The GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 20 million euros or four percent of annual global revenue. Furthermore, the California Consumer Privacy Act, which went into effect on January 1, 2020, requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, affords California consumers new abilities to opt out of certain disclosures of personal information and also establishes significant penalties for noncompliance.
Data privacy continues to remain a matter of interest to lawmakers and regulators. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. For example, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive. The proposed ePrivacy Regulation would impose strict opt-in marketing rules, alter rules on cookies, web beacons and similar technology and significantly increase penalties for breach of the rules to the greater of 20 million euros or four percent of annual global revenue. Increased regulation of privacy and data protection may lead to broader restrictions on our activities, our ability to reach our consumers, and our ability to provide our consumers with personalized services and experiences.
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
Actions of activist stockholders could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business.*
Marathon Partners Equity Management, LLC and its affiliates (“Marathon”) disclosed in its Schedule 13D/A, filed on December 3, 2019, that it beneficially owned approximately 7.8% of our common stock as of that date. Marathon has communicated its opinions regarding opportunities and actions that it believes would increase value to our stockholders. While we value open dialogue and input from our stockholders, Marathon (or other activist stockholders) could take actions that could be costly and time-consuming to us, disrupt our operations, and divert the attention of our board of directors, management, and employees, such as public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain additional services of various professionals to advise us in these matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, or other partners, and cause our stock price to experience periods of volatility or stagnation.
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
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.*
We had approximately 200.0 million shares of common stock authorized but unissued and 49,958,125 shares of common stock outstanding as of January 31, 2020. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.*
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our Chief Executive Officer, Mr. Amin (and certain family trusts of Mr. Amin), could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
The holders of up to 13,279,828 shares of our common stock, or approximately 27% of our outstanding common stock based on shares outstanding as of January 31, 2020, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth II Advisors, Inc., J.A. Cosmetics Corp. (an affiliate of our founders) and certain family trusts of our Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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

•	these provisions provide for a classified board of directors with staggered three-year terms;

•	these provisions require advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	these provisions prohibit stockholder action by written consent;

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
The following table presents share repurchase activity during the three months ended December 31, 2019. These purchases were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)

October 1 - 31, 2019	20,624	$17.44	20,624	$22,090,616
November 1 - 30, 2019	18,264	17.14	18,264	21,777,497
December 1 -31, 2019	21,239	15.46	21,239	$21,449,108
	60,127	$16.65	60,127
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
Item 4. Mine safety disclosures
None
Item 5. Other information
2020 Annual Meeting of Stockholders
On January 30, 2020, our board of directors established August 27, 2020 as the date of our 2020 annual meeting of stockholders (the “2020 Annual Meeting”), which is more than 60 days after the anniversary of our 2019 annual meeting of stockholders. In accordance with the rules of the SEC and our amended and restated bylaws, in order for stockholder proposals and director nominations to be presented at the 2020 Annual Meeting, the proposing stockholder must notify us at our principal executive office of such intention on or prior to May 29, 2020. Stockholder proposals intended for inclusion in our proxy statement for the 2020 Annual Meeting must be received at our principal executive office on or prior to April 10, 2020. All stockholder notices related to the 2020 Annual Meeting must conform to the applicable requirements of our amended and restated bylaws, the rules and regulations promulgated under the Exchange Act and other applicable law. All such notices should be directed to our principal executive office at the address below:

e.l.f. Beauty, Inc.
ATTN: Corporate Secretary
570 10th Street
Oakland, California 94607

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.1	Employment Agreement, dated November 25, 2019, by and among, e.l.f. Beauty, Inc., e.l.f. Cosmetics, Inc. and Josh Franks.	X
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
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

e.l.f. Beauty, Inc.

February 6, 2020	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer

February 6, 2020	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer