Form 10-K
period 2020-03-31
e.l.f. Beauty, Inc.
filed 2020-05-28
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
and telephone number, including area code)
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ELF	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
___________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $635.0 million.
The number of shares of registrant’s common stock outstanding as of May 15, 2020 was 50,009,051.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2020.

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
PART I
Item 1. Business.
Overview
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”) is organized as a holding company and operates through its principal subsidiaries, e.l.f. Cosmetics, Inc., which conducts business under the name "e.l.f. Cosmetics" or "e.l.f.", and W3LL People, Inc., which conducts business under the name “W3LL PEOPLE”. e.l.f. Cosmetics makes the best of beauty accessible to every eye, lip and face by offering high-quality cosmetics and skin care products at an extraordinary value, all formulated 100% vegan and cruelty-free. W3LL PEOPLE is a pioneer in clean beauty that offers accessible clean beauty products that work.

We believe our unique ability to combine cost, quality and speed differentiates us in the beauty industry. This combination, along with our innovation capabilities, enables us to deliver prestige quality products at extraordinary prices across color cosmetics and adjacent categories like skin care. In response to a rapidly changing landscape in beauty, we are investing in our digital engagement model to reach consumers through multiple channels, including elfcosmetics.com, our national retail partners online sites and social media. In concert with our digital efforts, we have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both within existing retailers and with new retailers, domestically and internationally.

Our Brands
e.l.f. Cosmetics. e.l.f. Cosmetics makes the best of beauty accessible to every eye, lip and face by offering high-quality cosmetics and skin care products at an extraordinary value, all formulated 100% vegan and cruelty-free. The e.l.f. Cosmetics portfolio spans the eyes, lips, face, kits, tools and skin care categories. e.l.f. Cosmetics products are not tested on animals nor do they contain or use ingredients that are tested on animals. e.l.f. Cosmetics has been designated as a “cruelty-free” company by People for the Ethical Treatment of Animals (PETA). e.l.f. Cosmetics products are also free from parabens and phthalates.
e.l.f. Cosmetics consumers recognize our ability to provide a broad assortment of high-quality, prestige-inspired products at an extraordinary value. We do not define e.l.f. Cosmetics as strictly mass or prestige or limit product availability to select channels. The average unit retail on e.l.f. Cosmetics products’ is under $5, providing a low-risk way for consumers to try new products. From formulation to package design, e.l.f. Cosmetics products deliver quality and innovation at a fraction of prestige prices, encouraging frequent consumer purchasing and experimentation without the guilt of overspending.
W3LL PEOPLE. W3LL PEOPLE is a pioneer in clean beauty that offers accessible clean beauty products that work. The W3LL PEOPLE portfolio spans the eyes, lips, face, kits, tools and skin care categories. W3LL PEOPLE’s plant-based product-

line contains no fillers, propylene glycol, petrochemicals or petroleum byproducts, and includes forty EWG VERIFIED™ products.
Marketing & Digital
The Company has deployed a low-cost, consumer-centric marketing model. Total expenses for marketing and digital in the year ended March 31, 2020 were $37.8 million, approximately 13% of our net sales.
Our consumers have been our best advocates, growing the e.l.f. brand virally through strong word of mouth. Many are very active in social media, write reviews of our products online and generate content on Instagram, Facebook, Twitter, TikTok, YouTube and other social media outlets. We had over 33 million visits to our e-commerce websites and/or followings on social media in fiscal 2020. Our e-commerce websites reflect our passionate consumer base with approximately 210,000 ratings. Our digital content inspires our fans with looks and products they love.
When compared to the overall US population, the e.l.f. Cosmetics brand over-indexes with Millennials, Gen Z and Hispanic consumers, some of the heaviest users in the category. This attractive and loyal consumer base supports high sales per linear foot and high category sales for e.l.f. Cosmetics’ retail customers.
W3LL PEOPLE is a pioneer in clean beauty, combining innovative product technology and social responsibility into clean products that work, at accessible price-points. To highlight W3LL PEOPLE’s unique value proposition, we deploy a marketing strategy designed to maximize consumer engagement and encourage education.
Innovation
We believe innovation is key to our success and that we are a leader in the industry in speed and first to mass introductions. We leverage multiple sources of inspiration to develop our new product ideas, including global trend assessments, supplier and industry research, strategic customer input and consumer feedback and insights. Our innovation strategy is underpinned by three key pillars:

•
First-to-mass. “First-to-mass” products are inspired by trends in prestige beauty that we bring to the mass market. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for how they can get the best of beauty at an accessible price. Examples include the e.l.f. Mineral Infused Face Primer at $6 versus a prestige primer at $36, e.l.f. Poreless Putty Primer at $8 versus a prestige primer at $52, the e.l.f. Beauty Shield Magnetic Mask at $24 versus a similar type of mask at $75, and the e.l.f. 16HR Camo Concealer at $6 versus a similar type of concealer at $27.

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

We leverage insights gained from each channel to drive performance across the business. Our direct channel enables us to analyze sales results, reviews, and feedback through social media to provide preliminary indications of a product’s performance. We can leverage this data to introduce validated, best-selling products to retail, which drives leading performance relative to others in the category.
Unlike many beauty companies that launch products in concert with the timing of when retailers rearrange or restock products, we leverage our multi-channel model to launch products throughout the year and test in our direct channel.
Our innovation approach at W3LL PEOPLE is to create premium, quality, hybrid cosmetics without using potentially harmful chemicals. Our main focus is on toxicity with a commitment to clean. W3LL PEOPLE's state-of-the-art, plant-based, non-toxic, cruelty-free formulas are designed to deliver flawless coverage and soothing protection that support long-term skin health. EWG verification is a key proof point of W3LL PEOPLE's authenticity and transparency. EWG VERIFIEDTM sets the bar for ingredient transparency, as the only domestic third party, non-profit, standards based non-toxic certifying authority. We are proud to have forty of W3LL PEOPLE's products EWG VERIFIEDTM.

Markets and Competition
The color cosmetics category primarily consists of face makeup, eye makeup, lip products, nail products and cosmetics sets/kits, along with beauty tools and accessories such as brushes and applicators. Cosmetics are broadly sold through food, drug and mass channels, as well as through department stores and direct and specialty channels. The cosmetics industry is relatively concentrated, with a significant portion of cosmetics retail sales in the United States generated by brands owned by a few large multinational companies, such as L’Oreal, Estee Lauder, Revlon, Coty and Shiseido. These large multinational companies typically own many brands across mass and prestige cosmetics. In addition to the traditional brands against which we compete, small independent companies continue to enter the market with new brands and customized product offerings.
Distribution
We employ an omni-channel distribution strategy and sell our products domestically as well as internationally. Our main channels of distribution are described below.
National retailers.    We sell our products in the United States in the mass, drug store, food and specialty retail channels.
e-commerce.   Our e-commerce platforms are an important component of our engagement and innovation model. We have nurtured a loyal, highly active online community for over a decade. Our roots as an e-commerce company and our digital engagement model drive conversion on elfcosmetics.com and w3IIpeople.com, where we sell our full product offerings.
International.    Our products are also sold in a number of international markets, including the United Kingdom, Canada, Mexico, China, Germany, Australia and Canada.
Customers
Walmart and Target accounted for 31% and 22%, respectively, of our net sales in fiscal 2020. No other individual customer accounted for 10% or more of the Company's net sales in fiscal 2020. The Company expects that Walmart and Target and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales in the future.
As is customary in the industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.
For more information regarding customer concentration, see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” of this report under the heading “Overview.”
Operations
We have developed a scalable, asset-light supply chain centered on speed to market and high-quality at low cost. Our China-based sourcing, quality and innovation teams work with their U.S. based counterparts to deliver ongoing product quality, innovation and cost savings.
Manufacturing process
Our manufacturing process centers on close collaboration with a network of third-party manufacturers in China and, more recently, the United States. We believe what differentiates us is our ability to drive the combination of cost, quality, and speed. We leverage high annual unit volumes with our suppliers to have them quickly produce small quantities of a new product so that we can launch online in as few as 13 weeks from concept and 20 weeks on average. These early sales provide us with validation data to determine which products to introduce at our national retail customers. Based on what we decide to scale up, we believe we can provide higher, more reliable, longer-term volumes to our manufacturers.
We have ample manufacturing capacity as well as redundant capabilities in the event that one or more suppliers cannot meet our needs. We have invested in a U.S.-based liquid fill manufacturing facility to an already robust supply chain solution. Our broad supply base gives us the ability to fulfill our product requirements and remain cost competitive.

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
Quality control
We have a comprehensive quality assurance program that gives us visibility into the quality of our products during the sourcing and production cycle. Our innovation team approves product samples and our quality team is on-site for initial production runs of new products. Our quality team provides oversight through on-site inspections and audits of our third-party manufacturers as well as component and packaging suppliers. We periodically conduct comprehensive audits of all our suppliers and have an on-site scheduled presence at our primary suppliers, where we inspect and monitor finished and semi-finished product, raw materials, batch records and testing records. We also validate our manufacturers’ finished product testing results with third-party laboratory testing. In the spirit of continual improvement, we have frequent dialogue with our suppliers on quality assurance enhancements.
Warehousing, distribution and logistics
We operate two main distribution centers: one in Ontario, California, which mainly serves our national retail customers, and one in Columbus, Ohio, which mainly services our e-commerce consumers. We have invested capital in picking, packaging, scanning, and conveying technology to more fully automate our processes. Our Ontario and Columbus distribution centers are both operated by a leading third-party logistics provider.
For our international operations, we utilize third-party logistics providers in Canada and the United Kingdom to distribute to certain international customers and distributors.
Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season and customer shelf reset activity, respectively. Lower holiday purchases or shifts in customer shelf reset activity could have a disproportionate effect on our results of operations for the entire fiscal year. To support anticipated higher sales during the third and fourth fiscal quarters, we make investments in working capital to ensure inventory levels can support demand. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or impact our liquidity.
Trademarks and other intellectual property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “e.l.f.,” “e.l.f. eyes lips face” and “W3LL PEOPLE,” all of which are registered in the United States with the U.S. Patent and Trademark Office for our goods and services of primary interest. These trademarks are also registered or have registrations pending in many other countries or registries. We also have other trademark registrations and pending applications for product names and tag lines. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’ favorable perception of our products. In addition to trademark protection, we own U.S. Design Patents covering packaging, make-up tools and brush handle shapes and we own numerous domain names, including our e-commerce websites. We also rely on and use reasonable business activities to protect unpatented proprietary expertise and product formulations, continuing innovation and other know-how to develop and maintain our competitive position.
Employees

As of March 31, 2020, we had 209 full-time employees (140 in the United States and 69 in China) and 8 part-time and seasonal employees. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.
Government regulation
We and our products are subject to various federal, state and international laws and regulations, including regulation in the U.S. by the Food and Drug Administration (the “FDA”), the Consumer Product Safety Commission (the “CPSC”), the Federal Trade Commission (the “FTC”), and regulations outside of the U.S. by Health Canada and the European Commission, among others. These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products. Further, as the vast majority of our products are imported from overseas manufacturers, we are subject to Customs Border Patrol clearance regulations prior to goods being released into the U.S. market.
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
Corporate information
e.l.f. Beauty was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and we changed our name to e.l.f. Beauty, Inc. in April 2016. We completed the initial public offering of our common stock in September 2016. Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ELF.” Effective after December 2018, we changed our fiscal year-end from December 31st to March 31st. We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore are subject to reduced public company reporting requirements. Our principal executive offices are located at 570 10th Street, Oakland, California 94607. Our telephone number is (510) 778-7787 and the investor relations portion of our website can be found at http://investor.elfcosmetics.com.
Available information
We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the U.S. Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of

1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any other filings we make with the SEC.
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
A limited number of our retail customers account for a large percentage of our net sales. Walmart and Target accounted for 31% and 22%, respectively, of our net sales in fiscal 2020. We expect a small number of retailers will, in the aggregate, continue to account for the majority of our net sales for foreseeable future periods. Any changes in the policies or our ability to meet the demands of our retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to display space could have a material adverse effect on our business, financial condition and results of operations.
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
Because a high percentage of our sales are made through our retail customers, our results are subject to risks relating to the general business performance of our key retail customers. Factors that adversely affect our retail customers’ businesses may also have a material adverse effect on our business, financial condition and results of operations. These factors may include:

•
any reduction in consumer traffic and demand at our retail customers as a result of economic downturns, pandemics or other health crises, changes in consumer preferences or reputational damage as a result of, among other developments, data privacy breaches, regulatory investigations or employee misconduct;

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
Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to:

•	drive demand in the brand;

•	invest in digital capabilities;

•	improve productivity in our national retailers;

•	focus on first-to-mass by providing prestige quality products at an extraordinary value;

•	implement the necessary cost savings to help fund our marketing and digital investments; and

•	pursue strategic extensions that can leverage our strengths and bring new capabilities.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term cost increases with net sales materializing on a longer-term horizon and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.
Our growth and profitability are dependent on a number of factors, and our historical growth may not be indicative of our future growth.
Our historical growth should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could decline, or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:

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
Any damage to our reputation or brands may materially and adversely affect our business, financial condition and results of operations.
We believe that developing and maintaining our brands is critical and that our financial success is directly dependent on consumer perception of our brands. Furthermore, the importance of brand recognition may become even greater as competitors offer more products similar to ours.
We have relatively low brand awareness among consumers when compared to other beauty brands and maintaining and enhancing the recognition and reputation of our brands is critical to our business and future growth. Many factors, some of which are beyond our control, are important to maintaining our reputation and brands. These factors include our ability to comply with ethical, social, product, labor and environmental standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brands.
The growth of our brands depends largely on our ability to provide a high-quality consumer experience, which in turn depends on our ability to bring innovative products to the market at competitive prices that respond to consumer demands and preferences. Additional factors affecting our consumer experience include our ability to provide appealing store sets in retail stores, the maintenance and stocking of those sets by our retail customers, the overall shopping experience provided by our retail customers, a reliable and user-friendly website interface and mobile applications for our consumers to browse and purchase products on our e-commerce websites. If we are unable to preserve our reputation, enhance our brand recognition or increase positive awareness of our products and in-store and Internet platforms, it may be difficult for us to maintain and grow our consumer base, and our business, financial condition and results of operations may be materially and adversely affected.
The success of our brands may also suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract consumers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, our failure to maintain the quality of our products, product contamination, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers.

A disruption in our operations could materially and adversely affect our business.
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics (such as the coronavirus pandemic), border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.

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
Acquisitions or investments could disrupt our business and harm our financial condition.
We frequently review acquisition and strategic investment opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

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

If we are unable to address these difficulties and challenges or other problems encountered in connection with any acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally.
To the extent that we pay the consideration for any acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.
The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions have adversely affected, and will continue adversely affect, our business, financial condition and results of operations.
The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and continues to spread in the United States and around the world. Related government and private sector responsive actions, as well as changes in consumer shopping behaviors have adversely affected, and will continue adversely affect our business, financial condition and results of operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is rapidly evolving.
In response to the spread of COVID-19, international, federal, state and local governments have ordered the shutdown of non-essential businesses and have recommended precautions to mitigate the spread of the COVID-19 virus, including warning against congregating in heavily populated areas, such as malls, shopping centers, and other retailers. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and global economy and our consumers’ shopping habits.
While our suppliers and distribution centers currently remain open, there is risk that any of these facilities (i) may become less productive or encounter disruptions due to employees at the facilities becoming infected with the COVID-19 virus and/or (ii) are no longer allowed to operate based on directives from public health officials or government authorities.
As a result of the COVID-19 pandemic, almost all of our personnel are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.
The uncertainty around the duration of business disruptions and the extent of the spread of COVID-19 in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending and shopping behaviors. Any of these outcomes could have an adverse impact on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
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
As of March 31, 2020, we had a total of $138.9 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.8 million under our Revolving Credit Facility (as defined in Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and customer shelf reset activity, respectively. Adverse events that occur during either the third or fourth fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year. To support anticipated higher sales during the third and fourth fiscal quarters, we make investments in working capital to ensure inventory levels can support demand. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major customers as well as our expansion into new customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or reduce our liquidity.
Furthermore, product orders from our large retail customers may vary over time due to changes in their inventory or out-of-stock policies. If we were to experience a significant shortfall in sales or profitability, we may not have sufficient liquidity to fund our business. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Any quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly.
We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.
We rely on information technology networks and systems to market and sell our products, to process electronic and financial information, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of information systems to effectively process retail customer orders and fulfill consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, retail customers, consumers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process retail customer and e-commerce orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown, we may incur substantial cost in repairing or replacing these systems, and if we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.
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
We have identified the need to significantly expand and improve our information technology systems and personnel to support historical and expected future growth. As such, we are in process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.
If we fail to adopt new technologies or adapt our e-commerce websites and systems to changing consumer requirements or emerging industry standards, our business may be materially and adversely affected.
To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our information technology, including our e-commerce websites and mobile applications. Our competitors are continually innovating and introducing new products to increase their consumer base and enhance user experience. As a result, in order to attract and retain consumers and compete against our competitors, we must continue to invest resources to enhance our information technology and improve our existing products and services for our consumers. The Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. The development of our e-commerce websites and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to properly implement or use new technologies effectively or adapt our e-commerce websites and systems to meet consumer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or consumer requirements, whether for technical, legal, financial or other reasons, our business, financial condition and results of operations may be materially and adversely affected.
Failure to protect sensitive information of our consumers and information technology systems against security breaches could damage our reputation and brand and substantially harm our business, financial condition and results of operations.

We collect, maintain, transmit and store data about our consumers, suppliers and others, including personal data, financial information, including consumer payment information, as well as other confidential and proprietary information important to our business. We also employ third-party service providers that collect, store, process and transmit personal data, and confidential, proprietary and financial information on our behalf.
We have in place technical and organizational measures to maintain the security and safety of critical proprietary, personal, employee, customer and financial data which we continue to maintain and upgrade to industry standards. However, advances in technology, the pernicious ingenuity of criminals, new exposures via cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or personal data. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. We are not aware of any breach or compromise of the personal data of consumers, but we have been subject to attacks (e.g. phishing, denial of service, etc.) and cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future.
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
If a material security breach were to occur, our reputation and brand could be damaged, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches including exposure of litigation or regulatory action and a risk of loss and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s financial, transaction or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security, financial, cyber and other laws and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, all of which could have a material adverse effect on our business, financial condition and results of operations. We may be subject to post-breach review of the adequacy of our privacy and security controls by regulators and other third parties, which could result in post-breach regulatory investigation, fines and consumer litigation as well as regulatory oversight, at significant expense and risking reputational harm.
Furthermore, we are subject to diverse laws and regulations in the United States, the European Union, and other international jurisdictions that require notification to affected individuals in the event of a breach involving personal information. These required notifications can be time-consuming and costly. Furthermore, failure to comply with these laws and regulations could subject us to regulatory scrutiny and additional liability. Although we maintain relevant insurance, we cannot be certain that our insurance coverage will be adequate for all breach related liabilities or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
Payment methods used on our e-commerce websites subject us to third-party payment processing-related risks.
We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal, Afterpay, and Apple Pay. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. Transactions on our e-commerce websites are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection with respect to online sales are complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.
We are subject to payment card association operating rules, certification requirements and various rules, regulations and requirements governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, or if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, among other things, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our consumers, process electronic funds transfers or facilitate other types of online payments, and our reputation and our business, financial condition and results of operations could be materially and adversely affected.
We have significant operations in China, which exposes us to risks inherent in doing business in that country.
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of March 31, 2020, we had a team of 69 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.”
Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.
The U.S. government has imposed increased tariffs on certain imports from China, some of which cover products that we import from that country. We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China, and as such, current tariffs may increase our cost of goods, which may result in lower gross margin on certain of our products. Despite the signing of a Phase One trade agreement between the United States and China, the majority of our products remain impacted by increased tariffs. In July 2019, we selectively increased prices on certain of our products, which could reduce the competitiveness of those products and consumer purchases thereof, as well as reduce consumer purchases of other non-affected products as well. Furthermore, similar effects may occur if we raise prices on other products to account for any increase in costs of goods. In any case, increased tariffs on imports from China could materially and adversely affect our business, financial condition and results of operations. In retaliation for the current U.S. tariffs, China has implemented tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. Trade restrictions implemented by the United States or other countries in connection with a global trade war could materially and adversely affect our business, financial condition and results of operations.

Changes in tax law, in our tax rates, or in exposure to additional income tax liabilities or assessments could materially and adversely affect our business, financial condition and results of operations.
Changes in law and policy relating to taxes could materially and adversely affect our business, financial condition and results of operations. For example, the Tax Cuts and Jobs Act ("2017 Tax Act") and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) remain unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretation and implementing regulations by the Treasury and U.S. Internal Revenue Service, any of which could mitigate or increase certain adverse tax effects of the 2017 Tax Act or the CARES Act. In addition, some aspects remain unclear regarding how these U.S. federal income tax changes will affect state and local taxation.
In addition, as we continue to expand our business internationally, the application and implementation of existing, new or future international laws regarding indirect taxes (such as a Value Added Tax) could materially and adversely affect our business, financial condition and results of operations.
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
Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union are a source of instability and uncertainty.

On January 31, 2020, the United Kingdom formally withdrew from the European Union, governed by transitional terms that will expire on December 31, 2020. During this transition phase, the United Kingdom and the European Union will seek to negotiate and finalize a new, more permanent trade deal. It is not possible to anticipate whether the United Kingdom and the European Union will be able to agree on and implement a new trade agreement or what the nature of such trade arrangement will be and this uncertainty could result in increased costs or otherwise adversely impact our operations in the European Union and the United Kingdom. We distribute our products to our European Union based retailers and distributors from the United Kingdom. Depending on tariffs and trade regulation negotiations, we may be forced to acquire duplicate arrangements in the European Union either temporarily or permanently, which may increase our costs in the European Union and the United Kingdom.
Further, since the United Kingdom will no longer be part of the European Union, its data protection regulatory regime will be independent of the European Union. It is expected that the United Kingdom will have its own data protection laws and regulations, mirroring that of the General Data Protection Regulation (the “GDPR”), including similar fines for non-compliance. Thus if a regulatory issue arose in both the European Union and the United Kingdom, for example, a breach that affected both the European Union and the United Kingdom residents, then the Company would be subject to receiving fines for any material non-compliance from both the European Union and the United Kingdom.
In addition, the process for the United Kingdom to withdraw from the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and have had and may continue to have a material and adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition and results of operations.
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
We are subject to a variety of laws and regulations in the United States and abroad regarding privacy and data protection, some of which can be enforced by private parties or government entities and some of which provide for significant penalties for non-compliance. For example, the GDPR allows for a private right of action, imposes stringent data protection requirements on companies established in the European Union or companies that offer goods or services to, or monitor the behavior of, individuals in the European Union. The GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 20 million euros or four percent of annual global revenue. Furthermore, the California Consumer Privacy Act (the “CCPA”) requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, affords California consumers new abilities to opt out of certain disclosures of personal information and also establishes significant penalties for noncompliance. In response to the GDPR and CCPA, we have reviewed and amended our information practices involving European resident consumers and California resident-consumers, as well as our use of service providers or interactions with other parties to whom we disclose personal information. We cannot yet predict the full impact of the CCPA and its respective implementing regulations on our business or operations, but these laws may require us to further modify our information practices and policies, and to incur substantial costs and expenses in an effort to comply. It also remains unclear what, if any, further modifications will be made to the CCPA and its implementing regulations, or how the statute or rules will be interpreted.
Data privacy continues to remain a matter of interest to lawmakers and regulators. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. For example, some U.S. states are considering enacting stricter data privacy laws, some modeled on the GDPR, some modeled on the CCPA, and others potentially imposing completely distinct requirements. The U.S. is considering comprehensive federal privacy legislation, such as the Consumer Online Privacy Rights Act, which would significantly expand elements of the data protection rights and obligations existing within the GDPR and the CCPA to all U.S. consumers. In addition, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive that regulates electronic marketing and use of cookies and tracking technologies. The new guidance and the ePrivacy Regulation would together require extensive disclosure and consent, regulate web beacons and similar technology affecting our ability to use a users’ location and other data for personalized advertising, and alter the ability of retail advertisers to place ads across social media and the web. The current European Union member states’ local guidance in line with GDPR has significantly increased the risk of penalties for breach of the GDPR and law implementing the ePrivacy Directive. Increased regulation of privacy and data protection may lead to broader restrictions on the way we market our products on a global basis, and increase our risk of regulatory oversight our ability to reach our consumers, and our capability to provide our consumers with personalized services and experiences.
Several countries in Europe have also recently issued guidance on the use of cookies and similar tracking technologies which require an additional layer of consent from, and disclosure to, website users for third party advertising, social media advertising and analytics. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users’ Internet usage online shopping and other relevant online behaviors, as well as the effectiveness of our marketing and our business generally. Such regulations, including uncertainties about how well the advertising technology ecosystem can adapt to legal changes around the use of tracking technologies, may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing. The decline of cookies or other online tracking technologies as a means to identify and target potential purchasers, may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.
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
We sell products for human use. Our products intended for use as cosmetics or skin care are not generally subject to pre-market approval or registration processes, so we cannot rely upon a government safety panel to qualify or approve our products for use. A product may be safe for the general population when used as directed but could cause an adverse reaction for a person who has a health condition or allergies, or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported adverse reactions, previously unknown adverse reactions could occur. If we discover that any of our products are causing adverse reactions, we could suffer adverse publicity or regulatory/government sanctions.
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
Our business could be negatively impacted by corporate citizenship and sustainability matters.
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we may announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing and social investments. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
If we are unable to protect our intellectual property the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brand and proprietary information, technologies and processes. Our principal intellectual property assets include the registered trademarks “e.l.f.,” “e.l.f. eyes lips face,” and “W3LL PEOPLE.” Our trademarks are valuable assets that support our brand and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brand in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.
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
We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, Twitter, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.
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
Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. For example, electronic marketing and privacy requirements in the European Union are highly restrictive and differ greatly from those in the U.S. which could cause fewer of individuals in the European Union to subscribe to our marketing messages and drive up our costs and risk of regulatory oversight and fines if we are found to be non-compliant.
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
Marathon Partners Equity Management, LLC and its affiliates (“Marathon”) disclosed in its most recent Schedule 13D, filed on May 4, 2020, that it beneficially owned approximately 5.2% of our common stock as of that date. Marathon has communicated its opinions regarding opportunities and actions that it believes would increase value to our stockholders. While we value open dialogue and input from our stockholders, Marathon (or other activist stockholders) could take actions that could be costly and time-consuming to us, disrupt our operations, and divert the attention of our board of directors, management, and employees, such as public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain additional services of various professionals to advise us in these matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, or other partners, and cause our stock price to experience periods of volatility or stagnation.
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
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the Chinese renminbi ("RMB"), the British pound and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

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
We had approximately 200.0 million shares of common stock authorized but unissued and 50,009,051 shares of common stock outstanding as of May 15, 2020. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
The holders of up to 13,103,905 shares of our common stock, or approximately 26% of our outstanding common stock based on shares outstanding as of May 15, 2020, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of TPG Growth II Advisors, Inc., J.A. Cosmetics Corp. (an affiliate of our founders) and certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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
We will remain an emerging growth company until March 31, 2022 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an emerging growth company earlier under certain circumstances, including (i) if we become a large accelerated filer, (ii) if our gross annual revenue exceeds $1.07 billion in any fiscal year or (iii) if we issue more than $1 billion in non-convertible notes in any three-year period.
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
Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue up to 30 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.
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
Item 1B. Unresolved staff comments.
None.
Item 2. Properties.
Our principal executive offices are located in Oakland, California. We also occupy offices, manufacturing facilities, distribution centers and retail store in the United States and abroad.

Location/Facility	Leased/Owned	Use
Oakland, California	Leased	Corporate headquarters
New York, New York	Leased	Corporate offices
Los Angeles, California	Leased	Corporate offices
Fairfield, New Jersey	Leased	Corporate offices
Shanghai, China	Leased	Corporate offices
Santa Fe, New Mexico	Leased	Corporate offices/distribution
Ontario, California	Leased	Distribution
Rancho Cucamonga, California	Leased	Manufacturing
Austin, Texas	Leased	Retail
We also use a distribution center located in Columbus, Ohio that is operated by a third-party.
Our properties total an aggregate of approximately 48,384 square feet of commercial space, approximately 25,350 square feet for manufacturing and approximately 212,668 square feet of commercial space for our distribution center.
All of our properties are leased. The leases expire at various times through 2030, subject to renewal options. We consider our properties to be generally in good condition and believe that our existing facilities are adequate to support our existing operations.
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
Market information for common stock
Our common stock began trading on the NYSE under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. On May 15, 2020, the closing price for our common stock as reported by the NYSE was $13.78.
Holders of record
As of May 15, 2020, the approximate number of common stockholders of record was 17. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
There were no dividends declared or paid during the year ended March 31, 2020. Since our initial public offering on September 21, 2016, we had never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any additional cash dividends in the foreseeable future. In addition, our Credit Agreement limits our ability to pay dividends to our stockholders.
Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.
Stock performance graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act of 1933 or Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
Set forth below is a graph comparing the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the period covering September 22, 2016, the first day of trading on the NYSE for our common stock, through the end of our fiscal year ended March 31, 2020. The graph assumes an investment of $100 made at the closing of trading on September 22, 2016 in (i) the Company's common stock, (ii) the stocks comprising the S&P 500 Index and (iii) stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	9/22/16	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20
e.l.f. Beauty, Inc. (ELF)	$100.00	$106.11	$109.21	$108.68	$102.68	$85.09	$84.19	$73.09	$57.51	$48.04	$32.68	$40.00	$53.21	$66.08	$60.87	$37.13
S&P 500 Index (GSPC)	$100.00	$99.59	$102.83	$108.52	$111.31	$115.72	$122.80	$121.30	$124.86	$133.84	$115.14	$130.19	$135.12	$136.72	$148.39	$118.71
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$100.23	$102.54	$111.21	$113.82	$114.78	$126.10	$130.01	$140.63	$152.13	$127.15	$147.15	$154.92	$155.71	$162.68	$131.30
Recent sales of unregistered securities
None
Purchases of equity securities by the issuer and affiliated purchasers

The following table presents share repurchase activity by the Company during the three months ended March 31, 2020. These purchases were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)

January 1 - 31, 2020	21,342	$15.39	21,342	$21,120,707
February 1 - 29, 2020	4,462	17.52	4,462	21,042,525
March 1 - 31, 2020	299,901	13.22	299,901	$17,079,052
	325,705	$13.42	325,705
_________________

(1)
On May 8, 2019, we announced that our board of directors authorized the Share Repurchase Program, which authorizes us to repurchase up to $25 million of our outstanding shares of common stock. The Share Repurchase Plan remains in effect through the earlier of (i) the date that $25 million of our outstanding common stock has been purchased under the Share Repurchase Plan or (ii) the date that our board of directors cancels the Share Repurchase Plan.

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

(dollars in thousands, except share and per share amounts)	Year ended March 31, 2020	Three months ended March 31, 2019 (transition period)	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Statement of operations data:
Net sales	$282,851	$66,141	$267,435	$269,888	$229,567	$191,413
Gross profit	181,123	40,491	162,741	164,725	132,235	100,329
Operating income (loss)	29,950	(19,009)	26,162	33,279	23,079	25,571
Other income (expense), net	426	(315)	(390)	(2,035)	3,016	(4,172)
Interest expense, net	(6,307)	(1,849)	(7,816)	(8,775)	(16,283)	(12,721)
Income (loss) before provision for income taxes	24,069	(21,173)	17,956	22,469	9,812	8,678
Income tax (provision) benefit	(6,185)	3,259	(2,431)	11,006	(4,499)	(4,321)
Net income (loss)	$17,884	$(17,914)	$15,525	$33,475	$5,313	$4,357

Net income (loss) per share - basic	$0.37	$(0.37)	$0.33	$0.74	$(39.47)	$(1,559.81)
Net income (loss) per share - diluted	$0.35	$(0.37)	$0.32	$0.68	$(39.47)	$(1,559.81)

Other data:
Depreciation and amortization	$20,222	$10,520	$17,861	$14,521	$13,152	$10,289
Capital expenditures	9,422	3,762	8,872	7,544	9,223	10,242

(dollars in thousands)	March 31, 2020	March 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Balance sheet data:
Cash and cash equivalents	$46,167	$53,874	$51,205	$10,059	$15,295	$14,004
Net working capital (1)	35,070	38,265	47,523	62,224	29,339	10,860
Property and equipment, net	17,171	16,006	21,804	18,037	17,151	9,854
Total assets	453,104	431,688	435,856	417,244	414,729	361,072
Finance leases	3,012	3,783	3,982	2,374	2,766	—
Debt, including current maturities (2)	135,644	144,501	146,402	153,974	162,061	144,919
Total liabilities	210,933	216,473	206,525	223,381	273,867	224,175
Convertible preferred stock	—	—	—	—	—	197,295
Total stockholders' equity (deficit)	242,171	215,215	229,331	193,863	140,862	(60,398)

(1)	Net working capital is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

(2)
Total bank debt, including current maturities, is net of $0.2 million, $0.3 million, $0.3 million, $0.4 million, $0.6 million, and $3.2 million of debt issuance costs as of March 31, 2020, March 31, 2019, December 31, 2018, 2017, 2016, and 2015, respectively.

Item 7. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with “Selected financial data” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
Overview
We sell cosmetics, skin care and related beauty tools under the e.l.f. Cosmetics and W3LL PEOPLE brands. e.l.f. Cosmetics makes the best of beauty accessible to every eye, lip and face by offering high-quality cosmetics and skin care products at an extraordinary value, all formulated 100% vegan and cruelty-free. W3LL PEOPLE is a pioneer in clean beauty that offers accessible clean beauty products that work. Our portfolio spans the eyes, lips, face, kits, tools and skin care categories. We sell our products in national and international retailers and direct-to-consumer through our e-commerce channel. We believe the combination of our affordable price points and on-trend, innovative product assortment encourages trial, offers a strong value proposition and appeals to a broad base of consumers.
Our largest customers, Walmart and Target, accounted for 31% and 22%, respectively, of our net sales in fiscal 2020. No other individual customer accounted for 10% or more of the Company's net sales in fiscal 2020. National and international retailers comprised 92% of our net sales in fiscal 2020. The remaining 8% came from our direct-to-consumer e-commerce channels. We estimate our total digital sales, including retailer.coms, Amazon.com and other digital channels represented approximately 11% of our total net sales in fiscal 2020.
The primary market for our products is the United States, which accounted for 90% of our net sales in fiscal 2020. The remaining 10% was attributable to international markets, primarily Canada and the United Kingdom.
For additional information regarding our business, see Item 1, “Business.”
Components of our results of operations and trends affecting our business
Net sales
We develop, market and sell beauty products under the e.l.f. Cosmetics and W3LL PEOPLE brands. Our net sales are derived from sales of beauty products, net of provisions for sales discounts and allowances, product returns, markdowns and price adjustments.
Year over year changes in net sales is driven by a number of factors, including mass beauty category performance, levels of consumer spending, and our ability to drive awareness of and demand for our products. Within our existing retailer accounts, we are able to drive growth by expanding space and door penetration and increasing sales per linear foot, supported by our continued innovation, including our ability to introduce new first-to-mass products in our existing categories and new products in adjacent categories. While we have distribution with a number of key retail accounts, we expect to continue to grow through improved sales per linear foot in our existing space, expanded space allocation with our current retail accounts, as well as adding new retail customers.
Our results of operations and business face challenges and uncertainties, including our ability to introduce new products that will appeal to a broad consumer base, our ability to service demand, the ability of our major retail customers to drive traffic and keep products in stock, our ability to continue to grow our customer base and competitive threats from other beauty companies.
Gross profit
Gross profit is our net sales less cost of sales. Cost of sales includes the aggregate costs to procure our products, including the amounts invoiced by our third-party contract manufacturers for finished goods as well as costs related to transportation to our distribution center, customs and duties. Cost of sales also includes the effect of changes in the balance of reserves for excess and obsolete inventory. Gross margin measures our gross profit as a percentage of net sales.
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
Selling, general and administrative
Our selling, general and administrative (“SG&A”) expenses primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and stock-based compensation, marketing and digital expenses, warehousing and distribution costs, costs related to merchandising, depreciation of property and equipment, amortization of retail product displays and amortization of intangible assets. See “Critical Accounting Policies and Estimates-Stock-based Compensation” below for more detail regarding stock-based compensation.
In the near term, we expect to continue to invest in our growth initiatives, including investments in both the e.l.f. and W3LL PEOPLE brands and infrastructures. Over time, we expect our SG&A expenses to grow at a slower rate than our net sales as we leverage our past investments.
Interest expense, net
Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 10 to the Notes to consolidated financial statements in Item 15 “Exhibits, financial statement schedules”.
Other income (expense), net
Our purchases are largely in RMB, and, as such, we are exposed to periodic fluctuations in that currency. Other income (expense), net is primarily related to foreign exchange rate movements.
Income tax (provision) benefit
The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes and certain permanent tax adjustments. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax audit settlements, the interaction of various tax strategies and the impact of permanent tax adjustments, such as those related to stock based compensation.
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
On March 27, 2020, the CARES Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to, increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on the Company's income tax provision.
Net income (loss)
Our net income (loss) for future periods will be affected by the various factors described above.

Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and customer shelf reset activities respectively. Lower holiday purchases or shifts in customer shelf reset activity could have a disproportionate effect on our results of operations for the entire fiscal year. To support anticipated higher sales during the third and fourth fiscal quarters, we make investments in working capital to ensure inventory levels can support demand. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or impact our liquidity.
Business trends
Tariffs
Tariffs have impacted the majority of products that we import from China. Despite the signing of a Phase One trade agreement between the United States and China, the majority of our products remain impacted by increased tariffs. To mitigate the financial impact of these tariffs on our results of operations, we selectively increased prices on certain of our products in July 2019. We also implemented various other tariff mitigation initiatives including, but not limited to, negotiating lower prices with our suppliers in China and exploring potential new suppliers outside of China. In addition, favorable movements in foreign exchange rates and shifting product mix toward margin accretive innovation has also partially offset to the impact of the tariffs on our gross margin. We cannot provide any assurances that these mitigation initiatives will continue to be successful.
e.l.f store closing
In February 2019, we exited our stand-alone e.l.f. retail stores business (the “Restructuring Plan”). As part of the Restructuring Plan, we closed all 22 e.l.f. retail stores and implemented a workforce reduction of employees that managed and operated the e.l.f. retail stores. Refer to Note 15 to our consolidated financial statements in this Annual Report under the heading “Restructuring and other related costs” for further discussion of the Restructuring Plan.

Net sales associated with e.l.f. stores were $1.9 million, $13.5 million and $13.2 million during the transition period for the three months ended March 31, 2019, the years ended December 31, 2018 and 2017, respectively.
COVID-19
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders.
As a result, we have seen a significant decline in retail sales due to the impact of the COVID-19 pandemic on consumer behavior. We anticipate our sales results to be negatively impacted until consumers return to normal shopping patterns. We have focused on the following areas as we assess and address the impact of the COVID-19 pandemic on our business:
Health and Safety of our People and Community
Our first priority is the safety and well-being of our employees. We have adopted for U.S. employees many of the protocols our team in China leveraged to address the pandemic, including sending safety kits to all employees and assisting with other needs. We have an extremely talented team and plan to protect as many jobs as possible during this time.
We are also caring for our consumer community. We have supported our community through donations to foodbanks, mental health organizations and healthcare workers. We also manufactured hand sanitizer, which has been shared with our employees and partners, and is being included with every order on elfcosmetics.com for a limited time.
Supply Chain and Distribution

Although our supply chain is largely based in China, during the COVID-19 outbreak in that country, our operations were minimally disrupted. As of today, our Chinese-based suppliers and employees are fully operational, and our supply chain is back to normal run rates. Our U.S. distribution centers are also fully operational, fulfilling national retailer and e-commerce orders. Moving forward, we will continue to work with our suppliers to closely manage inventory levels as we monitor the impact of COVID-19 on demand.
Cost Savings and Liquidity
We have taken a number of cost-saving measures to mitigate impact from COVID-19, including reducing expenses and scaling back marketing and digital investments in proportion to net sales. We also plan to reduce costs in the areas of merchandising, operations as well as capital expenditures, and are tightly managing receivables and inventory.
On April 8, 2020, we amended our Credit Agreement to provide greater flexibility with our quarterly maintenance covenants. We believe our liquidity is adequate. Between our cash balance and revolving credit facility, we have access to approximately $95 million in cash.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented. Results for the twelve months ended March 31, 2019 were derived from our quarterly consolidated statements of operations as previously reported.

	Year ended March 31,	Twelve months ended March 31,	Year ended December 31,
	2020	2019	2018	2017
Net sales	$282,851	$267,656	$267,435	$269,888
Cost of sales	101,728	104,632	104,694	105,163
Gross profit	181,123	163,024	162,741	164,725
Selling, general, and administrative expenses	157,155	137,669	136,579	131,446
Restructuring (income) expense	(5,982)	22,176	—	—
Operating income (loss)	29,950	3,179	26,162	33,279
Other income (expense), net	426	183	(390)	(2,035)
Interest expense, net	(6,307)	(7,702)	(7,816)	(8,775)
Income (loss) before provision for income taxes	24,069	(4,340)	17,956	22,469
Income tax (provision) benefit	(6,185)	1,261	(2,431)	11,006
Net income (loss)	$17,884	$(3,079)	$15,525	$33,475
Comprehensive income (loss)	$17,884	$(3,079)	$15,525	$33,475

	Year ended March 31,	Twelve months ended March 31,	Year ended December 31,
(percentage of net sales)	2020	2019	2018	2017
Net sales	100%	100%	100%	100%
Cost of sales	36%	39%	39%	39%
Gross profit	64%	61%	61%	61%
Selling, general, and administrative expenses	56%	51%	51%	49%
Restructuring (income) expense	(2)%	8%	—%	—%
Operating income	11%	1%	10%	12%
Other expense, net	—%	—%	—%	(1)%
Interest expense, net	(2)%	(3)%	(3)%	(3)%
Income (loss) before provision for income taxes	9%	(2)%	7%	8%
Income tax (provision) benefit	(2)%	—%	(1)%	4%
Net income (loss)	6%	(1)%	6%	12%
Comprehensive income (loss)	6%	(1)%	6%	12%

Comparison of the year ended March 31, 2020 to the twelve months ended March 31, 2019
Net sales
Net sales increased $15.2 million, or 6%, to $282.9 million in the year ended March 31, 2020, from $267.7 million in the twelve months ended March 31, 2019. The increase was primarily driven by increased productivity across our retail and e-commerce channels, partially offset by the closing of all 22 e.l.f. retail stores in February 2019.
Gross profit
Gross profit increased $18.1 million, or 11%, to $181.1 million in the year ended March 31, 2020, compared to $163.0 million in the twelve months ended March 31, 2019. Gross margin increased to 64% from 61%, when compared to the twelve months ended March 31, 2019, with benefits primarily from margin accretive innovation, cost savings, price increases, favorable movements in foreign exchange rates and an increase in inventory reserves in the prior year, partially offset by higher sales adjustments and the impact of tariffs on goods imported from China.
Selling, general and administrative expenses
SG&A expenses were $157.2 million in the year ended March 31, 2020, an increase of $19.5 million, or 14%, from $137.7 million in the twelve months ended March 31, 2019. SG&A expenses as a percentage of net sales increased to 56% for the year ended March 31, 2020 from 51% in the twelve months ended March 31, 2019. The increase was primarily due to investments in marketing and digital expenses, bonus expense, investment in merchandising programs, and increased depreciation expenses driven by customer fixture programs. These increases were partially offset by the closure of e.l.f retail stores.
Restructuring income
Activities related to the exit of our stand-alone e.l.f. retail stores business in February 2019 generated income of $6.0 million for the year ended March 31, 2020 and included a $7.7 million gain related to operating leases that were settled for less than their aggregate lease liabilities. The remainder of restructuring expense consisted of $1.8 million in other costs, which were primarily legal fees related to these extinguishments. As of March 31, 2020, we have settled all outstanding lease liabilities related to our e.l.f. retail store closures and we do not expect to incur additional material costs associated with our e.l.f retail store closures.
Other income (expense), net
Other income (expense), net was $0.4 million in the year ended March 31, 2020, an increase of $0.2 million versus the twelve months ended March 31, 2019. The change was primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense decreased $1.4 million, or 18%, to $6.3 million in the year ended March 31, 2020, as compared to $7.7 million in the twelve months ended March 31, 2019. This decrease was primarily due to an increase in interest income generated on our cash and cash equivalents, in addition to a reduction in our long-term debt.
Income tax benefit (provision)
The provision for income taxes increased from a benefit of $1.3 million, or an effective tax rate of 29%, for the twelve months ended March 31, 2019 to expense of $6.2 million, or an effective tax rate of 26%, for the year ended March 31, 2020. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $28.4 million and a decrease in one-time tax benefits of $1.0 million, primarily related to the Company's provision-to-return adjustment for the period ending December 31, 2017, which was recorded during fiscal 2019.
Comparison of the year ended March 31, 2020 to the year ended December 31, 2018
Net sales
Net sales increased $15.4 million, or 6%, to $282.9 million in the year ended March 31, 2020, from $267.4 million in the year ended December 31, 2018. The increase was primarily driven by increased productivity across our retail and e-commerce channels, partially offset by the closing of all 22 e.l.f. retail stores in February 2019.
Gross profit

Gross profit increased $18.4 million, or 11%, to $181.1 million in the year ended March 31, 2020, compared to $162.7 million in the year ended December 31, 2018. Gross margin increased to 64% from 61%, when compared to the year ended December 31, 2018, with benefits primarily from margin accretive innovation, cost savings, price increases and favorable movements in foreign exchange rate, partially offset by the impact of tariffs on goods imported from China.
Selling, general and administrative expenses
SG&A expenses were $157.2 million in the year ended March 31, 2020, an increase of $20.6 million, or 15%, from $136.6 million in the year ended December 31, 2018. SG&A expenses as a percentage of net sales increased to 56% for the year ended March 31, 2020 from 51% in the year ended December 31, 2018. The increase was primarily due to investments in marketing and digital expenses, bonus expense, and increased depreciation expenses driven by customer fixture programs. These increases were partially offset by the closure of e.l.f retail stores.
Other income (expense), net
Other income (expense), net was $0.4 million in the year ended March 31, 2020, an increase of $0.8 million versus the year ended December 31, 2018. The change was primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense decreased $1.5 million, or 19%, to $6.3 million in the year ended March 31, 2020, as compared to $7.8 million in the year ended December 31, 2018. This decrease was primarily due to an increase in interest income generated on our cash and cash equivalents, in addition to a reduction in our long-term debt.
Income tax benefit (provision)
The provision for income taxes increased from $2.4 million, or an effective tax rate of 14%, for the year ended December 31, 2018 to expense of $6.2 million, or an effective tax rate of 26%, for the year ended March 31, 2020. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $6.1 million and a decrease in one-time tax benefits of $2.3 million. The decrease in one-time tax benefits primarily relates to larger tax benefits associated with the vesting of restricted stock or exercise of stock options in the year ended December 31, 2018, as well as the Company’s provision-to-return adjustment for the period ending December 31, 2017, which was recorded during the year ended December 31, 2018.

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018
A comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018 may be found in Part I, Item 2, of the Company's Quarterly Report on Form 10-QT for the three months ended March 31, 2019.
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
A comparison of the year ended December 31, 2018 to the year ended December 31, 2017 may be found in Part II, Item 7, of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Financial condition, liquidity and capital resources
Overview
As of March 31, 2020, we held $46.2 million of cash and cash equivalents. In addition, as of March 31, 2020, we had borrowing capacity of $49.8 million under our Revolving Credit Facility. In April 2020, we borrowed $20.0 million against the available capacity under our Revolving Credit Facility in order to increase our cash position given the volatility driven by the COVID-19 pandemic. We do not expect that we will need to utilize the borrowed funds to meet our existing obligations.
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities, and expansion within or to additional retailer store locations. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of March 31, 2020, we had working capital, excluding cash, of $35.1 million, compared to $38.3 million as of March 31, 2019. Working capital, excluding cash and debt, was $47.6 million and $48.5 million as of March 31, 2020 and March 31, 2019, respectively.
We believe that our operating cash flow, cash on hand and available financing under our Revolving Credit Facility will be adequate to meet our operating, investing and financing needs for the next twelve months. If necessary, we can borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Item 1A “Risk Factors”. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our customers and manage production and our supply chain.
Cash flows

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
(in thousands)	2020	2019	2018	2017
Net cash provided by (used in):
Operating activities	$44,313	$8,216	$55,582	$12,378
Investing activities	(35,345)	(3,400)	(8,872)	(10,419)
Financing activities	(16,675)	(2,147)	(5,564)	(7,195)
Net (decrease) increase in cash:	$(7,707)	$2,669	$41,146	$(5,236)
Cash provided by operating activities
For the year ended March 31, 2020, net cash provided by operating activities was $44.3 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $54.3 million and an increase in net working capital of $10.0 million. The increase in net working capital was driven by an $11.5 million decrease in other liabilities primarily related to termination payments on store leases, partially offset by the timing of cash payments related to accounts payable and accrued expenses.
For the three months ended March 31, 2019, net cash provided by operating activities was $8.2 million. This included a net loss, before adding depreciation, amortization and other non-cash items of $12.5 million and increases in net working capital of $4.3 million. The increase in net working capital was driven by a $3.3 million decrease in other liabilities, primarily related to store closures, partially offset by a $4.2 million decrease in accounts receivable.

A comparison of the cash provided by operating activities for the year ended December 31, 2018 to the year ended December 31, 2017 may be found in Part II, Item 7, of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Cash used in investing activities
For the year ended March 31, 2020, net cash used in investing activities was $35.3 million. This includes $25.9 million paid for the acquisition of W3LL people, Inc. and capital expenditures of $9.4 million.
For the three months ended March 31, 2019, net cash used in investing activities was $3.4 million, which was primarily driven by capital expenditures related to new customer fixture programs.

A comparison of the cash used in investing activities for the year ended December 31, 2018 to the year ended December 31, 2017 may be found in Part II, Item 7, of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Cash used in financing activities
For the year ended March 31, 2020, net cash used in financing activities was $16.7 million, driven by $9.5 million in mandatory principal payments under our Term Loan Facility (as defined under the heading “Description of indebtedness”) and repurchase of common stock of $7.9 million. This was partially offset by $1.5 million of proceeds from the exercise of options to purchase common stock.
For the three months ended March 31, 2019, net cash used in financing activities was $2.1 million and was primarily related to mandatory principal payments under our Term Loan Facility.
A comparison of the cash used in financing activities for the year ended December 31, 2018 to the year ended December 31, 2017 may be found in Part II, Item 7, of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Description of indebtedness
Senior secured credit agreement, as amended
On December 23, 2016, we entered into a five-year, $200.0 million Senior Secured Credit Agreement (as amended, the "Credit Agreement") with a syndicate consisting of several large financial institutions. The Credit Agreement was first amended on August 25, 2017, increasing the aggregate commitments to $215.0 million. The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”). The Credit Agreement was amended again on December 7, 2018 to reflect the change in our fiscal year-end from December 31 to March 31. The Credit Agreement was further amended on April 8, 2020 to (i) increase the maximum permitted total net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, (ii) reduce the minimum fixed charge coverage ratio for the fiscal quarters ending December 31, 2020 and March 31, 2021, (iii) add additional interest rates to correspond to the increased maximum permitted total net leverage ratios, (iv) increase the amount of cash netted in the calculation of the consolidated total net leverage ratio, and (v) amend the language around the level of add backs to the adjusted consolidated EBITDA definition.
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of March 31, 2020 was $49.8 million.
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
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 3.25% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.25% based on our consolidated total net leverage ratio. The interest rate as of March 31, 2020 for the Term Loan was approximately 3.2%.

The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of March 31, 2020, March 31, 2019 and December 31, 2018, we were in compliance with all financial covenants.
Contractual obligations and commitments
The following table summarizes our contractual obligations as of March 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt(1)	$136,950	$11,756	$125,194	$—	$—
Interest on bank debt(2)	9,608	4,308	5,300	—	—
Operating lease obligations	16,071	3,540	4,274	3,509	4,748
Finance lease obligations(3)	3,300	950	2,115	235	—
Total contractual obligations(4)	$165,929	$20,554	$136,883	$3,744	$4,748

(1)	Long-term debt payments include scheduled principal payments only.

(2)	Assumes an annual interest rate of 3.2% on the Credit Agreement over the term of the loan.

(3)	Includes a $0.3 million residual value guarantee.

(4)	We have excluded our liability for uncertain tax positions from the table above because we are unable to make a reasonably reliable estimate of the timing of payments.
Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.
Critical accounting policies and estimates
Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the Note 2 to consolidated financial statements in Item 15 “Exhibits, financial statement schedules”, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.
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

Business Combinations
We allocate the purchase price of a business acquisition to the assets acquired and liabilities assumed based upon their estimated fair values at the business combination date. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires us to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Unanticipated events or circumstances may occur that could affect the accuracy of our fair value estimates, and under different assumptions, the resulting valuations could be materially different, which could impact the operating results we report.
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment, retail product displays, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We recorded an impairment charge of $0.2 million in the year ended December 31, 2017 related to specific assets that were disposed. There were no impairment charges recorded on long-lived assets during the years ended March 31, 2020 and 2018 and the transition period for the three months ended March 31, 2019.
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
We have selected October 1 as the date on which to perform our annual impairment tests. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill or indefinite-lived intangible assets has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the years ended March 31, 2020 or December 31, 2018.
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
We recognize compensation expense for awards with only a service condition on a straight-line basis over the requisite service period, which is generally the award’s vesting period. Compensation expense for employee stock-based awards whose vesting is subject to the fulfillment of both a market condition and the occurrence of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable. We account for forfeitures as they occur.

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
New accounting pronouncements
See Note 2 to the Notes to consolidated financial statements in Item 15, “Exhibits, Financial Statement Schedules” for information regarding new accounting pronouncements.
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
Interest rate risk
We had cash, cash equivalents of $46.2 million, $53.9 million and $51.2 million as of March 31, 2020, March 31, 2019 and December 31, 2018, respectively. Our cash and cash equivalents consist of cash and money market funds, which are highly liquid and, as such, are not sensitive to interest rate risk.
We are exposed to changes in interest rates because the indebtedness incurred under our Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our Senior Secured Credit Facility; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2020, we had variable rate debt of $135.9 million under our Credit Agreement. A hypothetical 1% increase or decrease of interest rates would result in a decrease or increase, respectively, in interest expense on an annualized basis of approximately $1.4 million as of March 31, 2020.
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
Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB as compared to the US dollar, our cost of sales and net income would be adversely affected by approximately $10.8 million for the year ended March 31, 2020.

Item 8. Financial statements and supplementary data.
The following consolidated financial statements are incorporated by reference herein:
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.
None.
Item 9A. Controls and procedures.
Evaluation of disclosure controls and procedures
As of March 31, 2020, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

In addition, because we are an “emerging growth company” as defined under the terms of the JOBS Act of 2012, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B. Other information.
None

PART III
Item 10. Directors, executive officers and corporate governance.
The information required by this Item 10 is incorporated by reference to the sections entitled “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance Materials Available on our Website” (or similar titles) that will be contained in our Definitive Proxy Statement for our 2020 annual meeting of stockholders (the “Proxy Statement”). Our Proxy Statement will be filed with the SEC within 120 days of March 31, 2020.
Item 11. Executive compensation.
The information required by this Item 11 is incorporated by reference to the sections entitled “Our Board of Directors” and “Executive Compensation” (or similar titles) that will be contained in the Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The information required by this Item 12 is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” (or similar titles) that will be contained in the Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence.
The information required by this Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” (or similar titles) that will be contained in the Proxy Statement.
Item 14. Principal accounting fees and services.
The information required by this Item 14 is incorporated by reference to the section entitled “Audit Matters” (or a similar title) that will be contained in the Proxy Statement.

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
3.Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated January 31, 2014, by and among e.l.f. Beauty, Inc. and certain stockholders party thereto.		S-1	4.2	333-213333	8/26/2016

4.3	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

10.1	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.2	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.3	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.4	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.5	Amended and Restated Lease Agreement, dated June 19, 2019, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)		10-Q	10.1	001-37873	8/8/2019

10.6	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.7	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.8(a)	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/28/2017

10.8(b)
Second Amendment to Credit Agreement, dated as of December 7, 2018, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto

		X

10.8(c)	Third Amendment to Credit Agreement, dated as of April 8, 2020, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., W3ll People, Inc., J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	4/9/2020

10.9(a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.12	333-213333	8/26/2016

10.9(b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.		10-K	10.7(b)	001-37873	3/15/2017

10.9(c)#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.13	333-213333	8/26/2016

10.10(a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.16	333-213333	9/12/2016

10.10(b)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.17	333-213333	9/12/2016

10.10(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.27	333-213333	9/12/2016

10.10(d)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-37873	3/15/2017

10.10(e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.12(e)	001-37873	3/15/2017

10.11#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date

10.12#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Tarang Amin, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.16	001-37873	2/28/2019

10.13#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Scott Milsten, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.17	001-37873	2/28/2019

10.14#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Richard Baruch, Jr., e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.18	001-37873	2/28/2019

10.15#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Jonathan T. Fieldman, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.19	001-37873	2/28/2019

10.16#	Employment Agreement, dated as of February 1, 2019, between Kory Marchisotto, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	5/9/2019

10.17#	Employment Agreement, dated as of March 15, 2019, between Mandy Fields, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		8-K	10.1	001-37873	3/21/2019

10.18#	Employment Agreement, dated as of November 25, 2019, between Josh Franks, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	2/6/2020

10.19#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.20#	Amended and Restated Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	11/7/2019

21.1	List of Significant Subsidiaries of e.l.f. Beauty, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

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

e.l.f. Beauty, Inc.

May 28, 2020	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

May 28, 2020	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tarang P. Amin, Mandy Fields and Scott K. Milsten, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2020
Tarang P. Amin

/s/ Mandy Fields	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2020
Mandy Fields

/s/ Lauren Cooks Levitan	Director	May 28, 2020
Lauren Cooks Levitan

/s/ Richelle P. Parham	Director	May 28, 2020
Richelle P. Parham

/s/ Kirk L. Perry	Director	May 28, 2020
Kirk L. Perry

/s/ Beth M. Pritchard	Director	May 28, 2020
Beth M. Pritchard

/s/ Sabrina L. Simmons	Director	May 28, 2020
Sabrina L. Simmons

/s/ Maureen C. Watson	Director	May 28, 2020
Maureen C. Watson

/s/ Richard G. Wolford	Director	May 28, 2020
Richard G. Wolford

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm	59

Consolidated balance sheets as of March 31, 2020, March 31, 2019 and December 31, 2018	60

Consolidated statements of operations and comprehensive income for the years ended March 31, 2020, December 31, 2018, December 31, 2017, and the transition period for the three months ended March 31, 2019	61

Consolidated statements of stockholders’ equity for the years ended March 31, 2020, December 31, 2018, December 31, 2017, and the transition period for the three months ended March 31, 2019	62

Consolidated statements of cash flows for the years ended March 31, 2020, December 31, 2018, December 31, 2017, and the transition period for the three months ended March 31, 2019	63

Notes to consolidated financial statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the "Company") as of March 31, 2020, March 31, 2019, and December 31, 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for the year ended March 31, 2020, for the three months ended March 31, 2019, and for the years ended December 31, 2018 and December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, March 31, 2019, and December 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2020, for the three months ended March 31, 2019, and for the years ended December 31, 2018 and December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for Leases effective January 1, 2019 due to the adoption of FASB ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach.

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

San Francisco, California
May 28, 2020

We have served as the Company's auditor since 2014.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated balance sheets
(in thousands, except share and per share data)

	March 31, 2020	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$46,167	$53,874	$51,205
Accounts receivable, net	29,721	32,275	36,724
Inventory, net	46,209	43,779	46,341
Prepaid expenses and other current assets	10,263	7,340	7,473
Total current assets	132,360	137,268	141,743
Property and equipment, net	17,171	16,006	21,804
Intangible assets, net	102,410	97,053	98,773
Goodwill	171,321	157,264	157,264
Investments	2,875	2,875	2,875
Other assets	26,967	21,222	13,397
Total assets	$453,104	$431,688	$435,856

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$12,568	$10,259	$9,861
Accounts payable	12,390	16,280	20,483
Accrued expenses and other current liabilities	26,165	18,590	12,671
Total current liabilities	51,123	45,129	43,015
Long-term debt and finance lease obligations	126,088	138,025	140,523
Deferred tax liabilities	21,892	16,753	20,217
Long-term operating lease obligations	11,239	15,898	—
Other long-term liabilities	591	668	2,770
Total liabilities	210,933	216,473	206,525

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of March 31, 2020, March 31, 2019 and December 31, 2018; 50,003,531, 49,645,450 and 48,715,276 shares issued and outstanding as of March 31, 2020, March 31, 2019 and December 31, 2018, respectively	489	483	478
Additional paid-in capital	753,213	744,147	740,354
Accumulated deficit	(511,531)	(529,415)	(511,501)
Total stockholders' equity	242,171	215,215	229,331
Total liabilities and stockholders' equity	$453,104	$431,688	$435,856
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income
(in thousands, except share and per share data)

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Net sales	$282,851	$66,141	$267,435	$269,888
Cost of sales	101,728	25,650	104,694	105,163
Gross profit	181,123	40,491	162,741	164,725
Selling, general, and administrative expenses	157,155	37,324	136,579	131,446
Restructuring (income) expense	(5,982)	22,176	—	—
Operating income (loss)	29,950	(19,009)	26,162	33,279
Other income (expense), net	426	(315)	(390)	(2,035)
Interest expense, net	(6,307)	(1,849)	(7,816)	(8,775)
Income (loss) before provision for income taxes	24,069	(21,173)	17,956	22,469
Income tax (provision) benefit	(6,185)	3,259	(2,431)	11,006
Net income (loss)	$17,884	$(17,914)	$15,525	$33,475
Comprehensive income (loss)	$17,884	$(17,914)	$15,525	$33,475
Net income (loss) per share:
Basic	$0.37	$(0.37)	$0.33	$0.74
Diluted	$0.35	$(0.37)	$0.32	$0.68
Weighted average shares outstanding:
Basic	48,498,813	48,022,926	46,828,798	45,358,452
Diluted	50,817,143	48,022,926	49,268,616	49,374,758
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of stockholders’ equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2016	43,753,311	$438	$700,871	$(560,447)	$140,862
Net income	—	—	—	33,475	33,475
Stock-based compensation	—	—	13,474	—	13,474
Vesting of early exercised stock options	1,522,826	15	4,059	—	4,074
Exercise of stock options (and vesting of restricted stock)	1,039,493	10	1,968	—	1,978
Balance as of December 31, 2017	46,315,630	463	720,372	(526,972)	193,863
Net income	—	—	—	15,525	15,525
Stock-based compensation	—	—	16,821	—	16,821
Exercise of stock options (and vesting of restricted stock)	1,514,126	15	3,161	—	3,176
Adoption of new accounting standard	—	—	—	(54)	(54)
Balance as of December 31, 2018	47,829,756	478	740,354	(511,501)	229,331
Net loss	—	—	—	(17,914)	(17,914)
Stock-based compensation	—	—	3,683	—	3,683
Exercise of stock options (and vesting of restricted stock)	458,964	5	110	—	115
Balance as of March 31, 2019	48,288,720	483	744,147	(529,415)	215,215
Net income	—	—	—	17,884	17,884
Stock-based compensation	—	—	15,488	—	15,488
Exercise of stock options (and vesting of restricted stock)	1,150,490	12	1,476	—	1,488
Repurchase of common stock	(564,468)	(6)	(7,898)	—	(7,904)
Balance as of March 31, 2020	48,874,742	$489	$753,213	$(511,531)	$242,171
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of cash flows
(in thousands)

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$17,884	(17,914)	15,525	33,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,843	7,544	17,861	14,521
Restructuring (income) loss	(5,982)	22,176	—	—
Stock-based compensation expense	15,488	3,683	16,821	13,474
Amortization of debt issuance costs and discount on debt	747	190	792	810
Deferred income taxes	2,443	(3,433)	(939)	(13,434)
Other, net	873	242	476	1,728
Changes in operating assets and liabilities:
Accounts receivable	2,504	4,215	7,649	(8,001)
Inventories	(435)	2,561	16,338	6,718
Prepaid expenses and other assets	(6,500)	(1,732)	(8,484)	(11,200)
Accounts payable and accrued expenses	5,962	(6,021)	(10,251)	(25,483)
Other liabilities	(11,514)	(3,295)	(206)	(230)
Net cash provided by operating activities	44,313	8,216	55,582	12,378

Cash flows from investing activities:
Acquisition, net of cash acquired	(25,923)	—	—	—
Purchase of property and equipment	(9,422)	(3,400)	(8,872)	(7,544)
Investment in equity securities	—	—	—	(2,875)
Net cash used in investing activities	(35,345)	(3,400)	(8,872)	(10,419)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	—	2,000	25,900
Repayment of revolving line of credit	—	—	(2,000)	(25,900)
Repayment of long-term debt	(9,488)	(2,063)	(8,250)	(8,250)
Debt issuance costs paid	—	—	—	(519)
Repurchase of common stock	(7,904)	—	—	—
Cash received from issuance of common stock	1,488	115	3,176	1,978
Other, net	(771)	(199)	(490)	(404)
Net cash used in financing activities	(16,675)	(2,147)	(5,564)	(7,195)

Net (decrease) increase in cash and cash equivalents	(7,707)	2,669	41,146	(5,236)
Cash and cash equivalents - beginning of period	53,874	51,205	10,059	15,295
Cash and cash equivalents - end of period	$46,167	53,874	$51,205	$10,059

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,302	$1,783	$7,124	$8,162
Cash paid for income taxes, net of refunds	5,604	6	4,085	5,673
Cash paid for interest on finance leases	179	50	—	—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired under finance leases	—	—	2,098	10
Property and equipment purchases included in accounts payable and accrued expenses	1,132	3,080	1,838	1,143
Vesting of shares related to early exercise of common stock options	—	—	—	4,074
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1—Nature of operations
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with its subsidiaries, the “Company” or “we”) was formed as a Delaware corporation on December 20, 2013. e.l.f. Beauty is organized as a holding company and operates through its subsidiaries, e.l.f. Cosmetics, Inc., which conducts business under the name “e.l.f. Cosmetics” or “e.l.f.” and W3LL People, Inc., which conducts business under the name “W3LL PEOPLE”.
Note 2—Summary of significant accounting policies
Basis of presentation and fiscal year end change
During December 2018, the board of directors approved a change in fiscal year end from December 31st to March 31st. Accordingly, this document reflects the Company's annual fiscal year ending March 31, 2020, covering the period April 1, 2019 through March 31, 2020. Accordingly, all references to the period ended March 2019 relate to the three-month transition period ended March 31, 2019.
All references to the periods ended March 31, 2020, December 31, 2018 and December 31, 2017 relate to the years ended March 31, 2020, December 31, 2018 and December 31, 2017, respectively.
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and all intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Cash and cash equivalents
Cash and cash equivalents include all cash balances and highly liquid investments purchased with maturities of three months or less.
Accounts receivable
Trade receivables consist of uncollateralized, non-interest bearing customer obligations from transactions with retail customers, reduced by an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The allowance is based on the evaluation and aging of past due balances, specific exposures, historical trends and economic conditions. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. The Company recorded an allowance for doubtful accounts of $1.0 million, $0.3 million and $0.3 million as of March 31, 2020, March 31, 2019 and December 31, 2018, respectively. The Company recorded a reserve for sales adjustments of $7.6 million, $6.5 million and $7.8 million as of March 31, 2020, March 31, 2019, and December 31, 2018, respectively, which is also presented as a reduction to accounts receivable. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.
Concentrations of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents including money market funds. Although the Company deposits its cash with creditworthy financial institutions, its deposits, at times, may exceed federally insured limits. To date, the Company has not experienced any losses on its cash deposits. The Company performs credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the short duration of customer payment terms and the pedigree of the customer base.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

During the years ended March 31, 2020, December 31, 2018 and 2017, and the three month transition period ended March 31, 2019, two customers individually accounted for greater than 10% of the Company’s net sales as disclosed below:

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Walmart	31%	36%	30%	29%
Target	22%	17%	21%	25%
Customers that individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods are as presented:

	March 31, 2020	March 31, 2019	December 31, 2018
Target	22%	19%	27%
Walmart	20%	27%	20%
Inventory
Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. The Company also records a reserve for excess and obsolete inventory, which represents the excess of the cost of the inventory over its estimated market value. This reserve is based upon an assessment of historical trends, current market conditions and forecasted product demand. The Company recorded an adjustment for excess and obsolete inventory, which is presented as a reduction to inventory of $1.4 million, $1.7 million, and $2.3 million as of March 31, 2020, March 31, 2019 and December 31, 2018, respectively.
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
As of March 31, 2020, March 31, 2019 and December 31, 2018, included in other assets are retail product displays, net, of $10.1 million, $12.1 million and $10.9 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $6.0 million, $3.1 million, $0.6 million and $1.5 million for the years ended March 31, 2020, December 31, 2018 and 2017, and the transition period for the three months ended March 31, 2019, respectively.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

are largely independent of the cash flows of other assets and liabilities. The Company’s long-lived assets are grouped on an entity-wide basis. This is due, in part, to the integrated nature of the Company’s various distribution channels and the extent of shared costs across those channels. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. The Company recorded an impairment charge of $0.2 million in the year ended December 31, 2017 related to specific assets that were disposed. There were no impairment charges recorded on long-lived assets during the transition period for the three months ended March 31, 2019, the years ended March 31, 2020 or December 31, 2018.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price for an acquisition over the fair value of the net assets acquired. In addition, the Company has acquired finite-lived intangible assets and an indefinite-lived intangible asset.
Goodwill is not amortized but rather is reviewed annually for impairment, at the reporting unit level, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. When testing goodwill for impairment, the Company first performs an assessment of qualitative factors. If qualitative factors indicate that it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount, the Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded. The Company has identified a single reporting unit for purposes of impairment testing due, in part, to the integrated nature of the Company’s various distribution channels and the extent of shared costs across those channels.
Indefinite-lived intangible assets are not amortized but rather are tested for impairment annually, and impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. The Company evaluates its indefinite-lived intangible asset to determine whether current events and circumstances continue to support an indefinite useful life. Amortization of intangible assets with finite useful lives is computed on a straight-line basis over periods of 3 years to 10 years. The determination of the estimated period of benefit is dependent upon the use and underlying characteristics of the intangible asset. The Company evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value of an intangible asset is not recoverable, impairment loss is measured as the amount by which the carrying value exceeds its estimated fair value.
Business Combinations
The purchase price of a business acquisition is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the business combination date. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires the Company to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Unanticipated events or circumstances may occur that could affect the accuracy of our fair value estimates, and under different assumptions, the resulting valuations could be materially different.
Costs that are incurred to complete the business combination such as legal and other professional fees are not considered as a part of consideration transferred, and are charged to selling, general and administrative expense as they are incurred.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these items. The carrying amounts of bank debt approximate their fair values as the stated interest rates approximate market rates currently available to the Company for loans with similar terms. See Note 9—Fair value of financial instruments.
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
During the years ended March 31, 2020, December 31, 2018 and 2017, and the transition period for the three months ended March 31, 2019, net sales in the United States and outside of the United States were as follows (in thousands):

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
U.S.	$255,284	$59,797	$241,159	$243,299
International	27,567	6,344	26,276	26,589
Total net sales	$282,851	$66,141	$267,435	$269,888
As of March 31, 2020, March 31, 2019, and December 31, 2018, the Company had property and equipment in the United States and outside of the United States as follows (in thousands):

	March 31, 2020	March 31, 2019	December 31, 2018
U.S.	$16,845	$15,491	$21,236
International	326	515	568
Total property and equipment, net	$17,171	$16,006	$21,804
Revenue recognition
The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 on a modified retrospective basis and recognized a net reduction of $0.1 million to the opening balance of retained earnings, net of tax, for the cumulative effect of applying the new standard. The results for periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard impacted net sales and accounts receivable. Net sales would have been $0.3 million higher under the previous standard in the year ended December 31, 2018. Accounts receivable would have been $0.4 million higher under the previous standard as of December 31, 2018.
Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.
For the Company's retail customer transactions, a contract exists when a written purchase order is received, and control transfers at the time of shipment or the time of delivery, depending upon the specific terms of the customer arrangement. For the Company's direct-to-consumer transactions, a contract exists when an order is placed online, and control transfers at the time of delivery of merchandise to the customer. Nearly all of the Company’s transactions with its customers include a single performance obligation delivered at a point in time.
The transaction price can include both fixed and variable consideration. In most cases, it is entirely comprised of variable consideration with the variability driven by expected sales discounts, markdown support, and other incentives and allowances offered to customers. These incentives may be explicit or implied by the Company's historical business practices.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

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
Disaggregated revenue
The Company distributes product both through national and international retailers as well as direct-to-consumers through its e-commerce and e.l.f. stores channels (prior to February 2019). The marketing and consumer engagement benefits that the direct channels provide are integral to the Company’s brand and product development strategy and drive sales across channels. As such, the Company views its two primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
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
As of March 31, 2020, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet.
Practical expedients
The Company elected to record revenue net of taxes collected from customers and exclude the amounts from the transaction price. The Company includes in revenue any taxes assessed on the Company's total gross receipts for which it has the primary responsibility to pay the tax.
The Company elected not to disclose revenues related to remaining performance obligations for partially completed or unfulfilled contracts that are expected to be fulfilled within one year as such amounts were insignificant.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

A reconciliation of the beginning and ending amounts of the reserve for sales adjustments for the years ended March 31, 2020, December 31, 2018 and 2017, and the transition period for the three months ended March 31, 2019 is as follows (in thousands):

Balance as of December 31, 2016	11,927
Charges	25,680
Deductions	(29,149)
Balance as of December 31, 2017	$8,458
Charges	26,971
Deductions	(27,655)
Balance as of December 31, 2018	7,774
Charges	6,787
Deductions	(8,016)
Balance as of March 31, 2019	6,545
Charges	29,576
Deductions	(28,508)
Balance as of March 31, 2020	$7,613
In the years ended March 31, 2020, December 31, 2018 and 2017, and the transition period for the three months ended March 31, 2019, the Company recorded $0.7 million, $0.5 million, $0.7 million and $0.2 million, respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $19.8 million, $20.9 million, $21.2 million and $4.9 million, in the years ended March 31, 2020, December 31, 2018 and 2017, and the transition period for the three months ended March 31, 2019, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
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
Leases
The Company has entered into operating lease agreements for office space, warehouse and a retail store location, equipment and software. Lease assets and liabilities are recognized at the present value of the minimum rental payments (excluding executory costs) and expected payment under any residual value guarantee at the lease commencement date. The Company uses its incremental borrowing rate to determine the present value of lease payments.

Non-lease components primarily include payments for maintenance and utilities. The Company accounts for the non-lease components in a contract (e.g., common area maintenance) as part of the lease component by electing practical expedient for all leases of commercial office and warehouse space, as the non-lease components are not a significant portion of the total consideration in those agreements. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Operating lease assets and liabilities are included on the Company's Consolidated Balance Sheet beginning January 1, 2019. The current portion of the Company's operating lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion is included in long-term operating lease liabilities. Finance lease assets are included in other

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

assets. Finance lease liabilities are included in long-term debt and finance lease obligations. Operating lease expense is recognized on a straight-line basis over the lease term.

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
Advertising costs
Advertising costs, including promotions and print, are expensed as incurred or distributed. Advertising costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations and amounted to approximately $26.0 million, $10.2 million, $8.1 million and $2.6 million in the years ended March 31, 2020, December 31, 2018 and 2017, and the transition period for the three months ended March 31, 2019, respectively.
Net income (loss) per share
Basic net income (loss) per share is computed using net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the dilutive effects of stock options and restricted stock outstanding during the period, to the extent such securities would not be anti-dilutive and is determined using the treasury stock method.

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
ASU 2018-07, Nonemployee share-based payment accounting improvements
The standard modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for annual periods beginning after December 15, 2018.

		January 1, 2019	The Company adopted ASU 2018-07 on January 1, 2019. The adoption did not have a material impact to the Company's consolidated financial statements.
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
January 1, 2019
The Company adopted ASC 842 on a modified retrospective basis on January 1, 2019. The results for periods beginning after January 1, 2019 are presented under ASC 842, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard resulted in the recognition of the right of use (“ROU”) assets and lease liabilities for operating leases of approximately $21.2 million and $23.5 million, respectively, as of January 1, 2019, with corresponding adjustments to prepaid and deferred rent. As discussed in Note 15, “Restructuring and other related costs,” these assets and liabilities were subsequently adjusted as a result of the closure of all 22 e.l.f. retail stores in February 2019. The adoption of the standard did not impact the Company's beginning retained earnings, its consolidated statements of operations or cash flows.

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
		April 1, 2020	The Company plans to adopt ASU 2018-15 prospectively, and the adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 3—Transition Period
The Company is presenting its consolidated financial statements for the three month period ended March 31, 2019. The following tables provide certain unaudited comparative financial information for the same period of the prior year.

Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended March 31,
		(unaudited)
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
		(unaudited)
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(17,914)	$690
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,544	4,288
Restructuring loss	22,176	—
Stock-based compensation expense	3,683	3,640
Amortization of debt issuance costs and discount on debt	190	199
Deferred income taxes	(3,433)	735
Other, net	242	142
Changes in operating assets and liabilities:
Accounts receivable	4,215	12,771
Inventories	2,561	951
Prepaid expenses and other assets	(1,732)	(1,498)
Accounts payable and accrued expenses	(6,021)	(16,891)
Other liabilities	(3,295)	3
Net cash provided by operating activities	8,216	5,030

Cash flows from investing activities:
Purchase of property and equipment	(3,400)	(2,667)
Net cash used in investing activities	(3,400)	(2,667)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	2,000
Repayment of revolving line of credit	—	(2,000)
Repayment of long-term debt	(2,063)	(2,063)
Cash received from issuance of common stock	115	212
Other, net	(199)	(97)
Net cash used in financing activities	(2,147)	(1,948)

Net increase in cash and cash equivalents	2,669	415
Cash and cash equivalents - beginning of period	51,205	10,059
Cash and cash equivalents - end of period	$53,874	$10,474

Note 4 —Acquisitions
On February 24, 2020, the Company, through its wholly owned subsidiary, e.l.f. Cosmetics, Inc., completed its acquisition of W3LL People, a Santa Fe, New Mexico-based privately held, clean beauty company with a mission to create premium quality cosmetics without using the potentially harmful artificial chemicals found in most conventional makeup. The purchase price of $25.9 million was in all cash and the total consideration in connection with the acquisition is subject to

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

adjustment based on (i) purchase price adjustment provisions and (ii) indemnification obligations of W3LL People’s stockholders after the closing of the acquisition.
The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The final purchase price allocation is pending the finalization of deferred tax calculations and residual goodwill. W3LL People's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

The following table presents the purchase price allocation recorded in the Company's consolidated balance sheets on the acquisition date (in thousands):

March 31, 2020
Net tangible assets	$2,239
Goodwill (1)	14,057
Intangible assets	12,340
Net deferred tax liability	(2,713)
Total purchase price consideration	$25,923

(1)
The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill recognized in this transaction is primarily attributable to expected operational synergies. None of the goodwill is expected to be deductible for tax purposes.

Intangible Assets

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships - retailers	$8,800	10
Customer relationships - e-commerce	40	3
Trademarks	3,500	10
Total identified intangible assets	$12,340
Note 5—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the years ended March 31, 2020, December 31, 2018 or 2017, or the transition period for the three months ended March 31, 2019, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the years ended March 31, 2020, December 31, 2018 or 2017, or the transition period for the three months ended March 31, 2019.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 6—Goodwill and other intangible assets
Information regarding the Company’s goodwill and intangible assets as of March 31, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(42,500)	$35,100
Customer relationships – e-commerce	3 years	3,940	(3,901)	39
Trademarks	10 years	3,500	(29)	3,471
Total finite-lived intangibles		85,040	(46,430)	38,610
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,321	—	171,321
Total goodwill and other intangibles		$320,161	$(46,430)	$273,731

Information regarding the Company’s goodwill and intangible assets as of March 31, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(35,547)	$33,253
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(39,447)	33,253
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(39,447)	$254,317
Information regarding the Company’s goodwill and intangible assets as of December 31, 2018 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(33,827)	$34,973
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(37,727)	34,973
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(37,727)	$256,037
The Company has not recognized any impairment charges on its goodwill or intangible assets, as the anticipated future cash flows generated by each of these assets remain substantially in excess of their carrying values. Amortization expense on the finite-lived intangible assets was $7.0 million, $7.1 million, $7.1 million and $1.7 million for the year ended March 31, 2020, the years ended December 31, 2018, and 2017 and the transition period for the three months ended March 31, 2019, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of March 31, 2020, is as follows (in thousands):

Year ending March 31,
2021	$8,123
2022	8,123
2023	8,122
2024	6,963
2025	1,230
Thereafter	6,049
Total	$38,610
Note 7—Property and equipment
Property and equipment as of March 31, 2020, March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31, 2020	March 31, 2019	December 31, 2018
Machinery, equipment and software	$15,327	$9,407	$13,007
Leasehold improvements	3,459	2,157	9,549
Furniture and fixtures	708	684	3,027
Store fixtures	10,302	11,879	13,481
Property and equipment, gross	29,796	24,127	39,064
Less: Accumulated depreciation and amortization	(12,625)	(8,121)	(17,260)
Property and equipment, net	$17,171	$16,006	$21,804
Depreciation and amortization expense on property and equipment was $6.3 million, $7.6 million, and $6.8 million and $1.7 million during the years ended March 31, 2020, the year ended December 31, 2018 and 2017 and the transition period for the three months ended March 31, 2019, respectively.
Note 8—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of March 31, 2020, March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31, 2020	March 31, 2019	December 31, 2018
Accrued expenses	$12,518	$9,594	$8,783
Current portion of operating lease liabilities	3,083	4,172	—
Accrued compensation	9,542	3,200	1,983
Other current liabilities	1,022	1,624	1,905
Accrued expenses and other current liabilities	$26,165	$18,590	$12,671
Note 9—Fair value of financial instruments
The fair value of financial instruments are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3—Inputs that are unobservable (for example, cash flow modeling inputs based on management’s assumptions)
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2020 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$138,865	$—	$138,865	$—
Total financial liabilities	$138,865	$—	$138,865	$—
__________________________
(1) Of this amount, $12,568 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2019 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$148,593	$—	$148,593	$—
Total financial liabilities	$148,593	$—	$148,593	$—
__________________________
(1) Of this amount, $10,259 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of December 31, 2018 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$150,719	$—	$150,719	$—
Total financial liabilities	$150,719	$—	$150,719	$—
__________________________
(1) Of this amount, $9,861 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
The Company classifies its cash equivalents, primarily, its money market funds within Level 1 based on quoted market prices in active markets for identical assets. The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 or Level 2 for any of the periods presented.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 10—Debt
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

•
On April 8, 2020, the Company amended its senior secured credit agreement to modify the Company’s quarterly maintenance covenants, and to add interest rates with respect to borrowings associated with the added increased maximum permitted total net leverage ratios.

The Company’s outstanding debt as of March 31, 2020, March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31, 2020	March 31, 2019	December 31, 2018
Debt:
Term loan	$135,853	$144,810	$146,737
Finance lease obligations	3,012	3,783	3,982
Total debt	138,865	148,593	150,719
Less: debt issuance costs	(209)	(309)	(335)
Total debt, net of issuance costs	138,656	148,284	150,384
Less: current portion	(12,568)	(10,259)	(9,861)
Long-term portion of debt	$126,088	$138,025	$140,523
Senior secured credit agreement, as amended
On December 23, 2016, the Company entered into a five-year, $200.0 million Senior Secured Credit Agreement (as amended, the "Credit Agreement") with a syndicate consisting of several large financial institutions. The Credit Agreement was first amended on August 25, 2017 (the "First Amendment"), increasing the aggregate commitments to $215.0 million. The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”). The Credit Agreement was amended again on December 7, 2018 to reflect the change in the Company's fiscal year-end from December 31 to March 31, and amended again on April 8, 2020 (the "Third Amendment") to (i) increase the maximum permitted total net leverage ratio for certain fiscal quarters, (ii) reduce the minimum fixed charge coverage ratio for certain fiscal quarters, (iii) add additional interest rates to correspond to the increased maximum permitted total net leverage ratios, (iv) increase the amount of cash netted in the calculation of the consolidated total net leverage ratio, and (v) amend the language around the level of add backs to the adjusted consolidated EBITDA definition.
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on the Company’s consolidated total net leverage ratio) times the average daily

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of March 31, 2020 was $49.8 million.
The Term Loan Facility maturity date is also August 25, 2022 and is collateralized by substantially all of the Company’s assets. Amortization installment payments on the Term Loan Facility are required to be made in quarterly installments of (i) $2,475,000 for fiscal quarters ending September 30, 2019 through June 30, 2020, (ii) $3,093,750 for fiscal quarters ending September 30, 2020 through June 30, 2021 and (iii) $4,125,000 for fiscal quarters ending September 30, 2021 through June 30, 2022. The remaining Term Loan Facility balance is due upon the maturity date. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments when there is (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within twelve months, or (iii) issuance of additional debt.
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at the Company’s option, at either a rate per annum equal to either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 3.25% (amended from 1.50% to 2.75% as previously set forth in the Credit Agreement) based on the Company’s consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.25% (amended from 0.50% to 1.75%) based on the Company’s consolidated total net leverage ratio. The interest rate for the Term Loan Facility as of March 31, 2020 was approximately 3.2%.

The Credit Agreement contains a number of covenants that, among other things, restrict the Company's ability to (subject to certain exceptions) pay dividends and distributions or repurchase the Company's capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require the Company to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of March 31, 2020, March 31, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.
Aggregate future minimum principal payments are as follows (in thousands):

Year ending March 31,	Term Loan
2021	$11,756
2022	15,469
2023	109,725
Total	$136,950
Interest expense
The components of interest expense, net are as follows (in thousands):

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Interest on term loan debt	$6,096	$1,774	$6,774	$7,271
Amortization of debt issuance costs	747	190	792	810
Interest on revolving line of credit	149	40	132	526
Interest on finance leases	179	50	155	168
Interest income	(863)	(205)	(37)	—
Interest expense, net	$6,308	$1,849	$7,816	$8,775
Note 11—Contingencies
Legal Contingencies

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

From time to time, the Company is presently involved in legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 12—Income taxes
On March 27, 2020, the CARES Act was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.
The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Domestic	$24,479	$(21,673)	$17,405	$22,409
Foreign	(410)	500	551	60
Total	$24,069	$(21,173)	$17,956	$22,469
The components of the benefit (provision) for income taxes are as follows (in thousands):

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Current:
U.S. federal	$(2,681)	$(13)	$(2,414)	$(2,058)
State	(1,066)	(139)	(948)	(369)
Foreign	5	(22)	(8)	—
Total current	(3,742)	(174)	(3,370)	(2,427)
Deferred:
U.S. federal	(2,532)	3,096	1,005	13,246
State	99	368	101	(21)
Foreign	(10)	(31)	(167)	208
Total deferred	(2,443)	3,433	939	13,433
Total (provision) benefit for income taxes	$(6,185)	$3,259	$(2,431)	$11,006

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Effective January 1, 2018, the federal statutory rate decreased from 35% to 21% as a result of the enactment of the 2017 Tax Act. The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Federal statutory rate	21.0%	21.0%	21.0%	35.0%
Federal tax deferred rate change	—%	—%	—%	(53.8)%
State tax, net of federal benefit	3.7%	1.2%	2.6%	0.6%
State tax deferred rate change, net of federal benefit	0.1%	—%	0.9%	0.9%
Nondeductible business expenses	0.8%	(0.1)%	1.4%	—%
Provision-to-return adjustment	—%	—%	(3.9)%	—%
Uncertain tax positions	(0.2)%	(0.1)%	(1.3)%	(1.7)%
Stock based compensation	(0.4)%	(6.1)%	(8.6)%	(28.1)%
Others	0.7%	(0.5)%	1.4%	(1.9)%
Effective tax rate	25.7%	15.4%	13.5%	(49.0)%
The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	March 31, 2020	March 31, 2019	December 31, 2018
Deferred tax assets:
Compensation	$760	$895	$928
Inventories and receivables	3,472	2,915	3,008
Accrued expenses	1,996	667	424
Stock compensation	3,706	3,627	5,175
Net operating losses	92	236	43
Right of use liability	3,443	4,643	—
Other	558	736	898
Deferred tax assets	14,027	13,719	10,476
Deferred tax liabilities:
Goodwill	3,468	2,857	2,618
Fixed assets	3,294	1,734	2,405
Intangible assets	25,287	24,077	24,591
Right of use asset	3,292	887	—
Other	563	892	1,023
Deferred tax liabilities	35,904	30,447	30,637
Net deferred tax liabilities	$21,877	$16,728	$20,161
The deferred tax assets and liabilities are reported in the accompanying balance sheets as follows (in thousands):

	March 31, 2020	March 31, 2019	December 31, 2018
Deferred tax assets	$15	$25	$56
Deferred tax liabilities	21,892	16,753	20,217
Net deferred tax liabilities	$21,877	$16,728	$20,161

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

At March 31, 2020, the Company had gross federal and state net operating loss carryforwards of $0.4 million and $0.3 million, respectively. The federal net operating loss carryforwards can either be carried forward 20 years or indefinitely. The state net operating loss carryforwards have a carryforward period of 5-20 years. The net operating loss carryforwards will begin to expire in 2037.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Balance at beginning of year	$581	$571	$764	$1,208
Increases for prior year tax positions	32	—	—	63
Increases for current year tax positions	90	10	173	68
Decreases for prior year tax positions	—	—	(8)	(1)
Decreases due to settlements	(29)	—	—	(32)
Decreases due to statutes lapsing	(197)	—	(358)	(542)
Balance at end of year	$477	$581	$571	$764
If all of the Company’s unrecognized tax benefits as of March 31, 2020, March 31, 2019 and December 31, 2018 were recognized, $0.5 million, $0.4 million and $0.4 million of unrecognized tax benefits, respectively, would impact the effective tax rate. The Company believes it is reasonably possible that $0.1 million of unrecognized tax benefits may reverse in the next twelve months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company had $0.1 million of accrued gross interest and penalties as of March 31, 2020, March 31, 2019 and December 31, 2018. The Company recognized net interest and penalties expense of $23,000, $(40,000) and $17,000 and $3,000 for the year ended March 31, 2020, the year ended December 31, 2018, 2017 and the transition period for the three months ended March 31, 2019, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2020, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year ended December 31, 2016. Certain state returns are currently under audit by the state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.
Note 13—Preferred stock
The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of March 31, 2020, March 31, 2019 or December 31, 2018.
Note 14—Stock-based compensation
Stock plans
The Company grants stock-based awards under its 2016 Equity Incentive Award Plan (the “2016 Plan”), which replaced its 2014 Equity Incentive Plan (the “2014 Plan”) and became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 in September 2016. No grants have made under the 2014 Plan since the Company’s initial public offering and no further awards will be granted thereunder. Any awards outstanding under the 2014 Plan that are forfeited or lapse unexercised will be added to the shares reserved and available for grant under the 2016 Plan. The 2016 Plan permits the grant of incentive stock options, non-statutory stock options, restricted stock and other stock- or cash-based awards to employees, officers, directors, advisors and consultants. The 2016 Plan allows for option grants of the Company’s common stock based on service, performance and market conditions.
As of March 31, 2020, a total of 13,457,391 shares have been authorized for issuance under the 2016 Plan, and 7,643,774 remain available for grant. As of March 31, 2020, there were 1,471,032 options and awards outstanding under the 2014 Plan that, if forfeited, would increase the number of shares authorized for grant under the 2016 Plan.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of December 31, 2018	2,746,670	$12.91
Granted	115,100	7.95
Canceled or forfeited	(286,191)	16.98
Balance as of March 31, 2019	2,575,579	12.24	6.9	$6,958
Granted	202,560	14.18
Exercised	(334,572)	4.08
Canceled or forfeited	(444,014)	15.07
Balance as of March 31, 2020	1,999,553	$13.17	6.8	$3,773

Exercisable, March 31, 2020	1,291,647	$12.06	6.1	$3,469

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $9.84, as reported on the New York Stock Exchange on March 31, 2020.

Additional information relating to service-based options is as follows (in thousands, except per share data):

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Stock-based compensation expense	$2,308	$590	$3,219	$2,435
Intrinsic value of options exercised	3,580	—	2,890	12,841
Weighted-average grant date fair value of options granted (per share)	$5.55	$3.12	$6.81	$9.51
As of March 31, 2020, there was $3.3 million of total unrecognized compensation cost related to service-based stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.
The fair value of service-based stock options granted were calculated using the following weighted-average assumptions:

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Expected term (in years)	6.5	6.3	6.3	6.2
Expected volatility	35.57%	35.13%	32.02%	32.42%
Risk-free interest rate	2.07%	2.55%	2.68%	2.14%
Expected dividend yield	—%	—%	—%	—%

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

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
Fair value of common stock
Prior to the initial public offering, the fair value of shares of common stock underlying stock options was the responsibility of, and determined by, the Company’s board of directors, with input from management. There was no public market for the Company’s common stock and the board of directors determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. After the initial public offering, the fair value of shares of common stock underlying stock options is based on the closing stock price as quoted on the NYSE on the date of grant.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of December 31, 2018	1,482,782	$8.94
Exercised	(62,450)	1.84
Canceled or forfeited	(96,900)	26.84
Balance as of March 31, 2019	1,323,432	7.96	6.0	$8,646
Exercised	(53,100)	2.40
Canceled or forfeited	(17,400)	26.84
Balance as of March 31, 2020	1,252,932	$7.97	5.0	$7,487

Exercisable, March 31, 2020	952,932	$1.98	4.4	$7,487
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $9.84, as reported on the New York Stock Exchange on March 31, 2020.

As of March 31, 2020, there was no further unrecognized compensation cost related to performance-based and market-based vesting stock options.

Additional information relating to options that vest based upon the satisfaction of performance or market conditions is as follows (in thousands, except per share data):

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Stock-based compensation expense	$—	$—	$1,168	$3,489
Intrinsic value of options exercised	609	419	8,669	42,874
Weighted-average grant date fair value of options granted (per share)	$—	$—	$—	$10.65
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) as follows:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2018	2,036,124	$20.01
Granted (1)	1,464,710	7.64
Vested	(396,514)	21.79
Canceled or forfeited	(317,922)	20.06
Balance as of March 31, 2019	2,786,398	13.26
Granted	673,461	14.26
Vested	(762,818)	15.97
Canceled or forfeited	(385,273)	12.66
Balance as of March 31, 2020	2,311,768	$12.86
(1) Includes restricted stock awards granted in the period ending March 31, 2019 that vest based upon the achievement of a specified stock price and satisfaction of a service condition. The fair values and derived service periods were determined using a Monte Carlo simulation model.
As of March 31, 2020, there were 1,128,789 unvested shares subject to RSAs outstanding. Additional information relating to RSAs and RSUs is as follows (in thousands):

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Stock-based compensation expense	$13,181	$3,093	$12,434	$7,550
Intrinsic value of RSUs released	$12,448	$3,387	$6,280	$3,398
As of March 31, 2020, there was $25.0 million of total unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.
Note 15—Restructuring and other related costs
In February 2019, during the transition period for the three months ended March 31, 2020, a Restructuring Plan was approved to close all 22 e.l.f. retail stores and implement a workforce reduction of employees that operated and managed the e.l.f. retail stores. The Restructuring Plan resulted in the termination of the employment of 170 retail store employees and 5 corporate employees who managed and operated the e.l.f. retail stores. The purpose of the Restructuring Plan was to enable a reallocation of investment against the e.l.f. brand and prioritization of the Company's national retailer and digital channels.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

In connection with the Restructuring Plan, the following table presents the restructuring (income) expense incurred in the transition period for the three months ended March 31, 2019 and the fiscal year ended March 31, 2020, respectively (in thousands):

	March 31, 2020	Three months ended March 31, 2019 (transition period)
	2020
Acceleration of rent expense	$—	$16,106
Acceleration of depreciation expense	—	5,377
Gain from extinguishment of lease liabilities	(7,733)	(1,866)
Employee severance and related expenses	—	600
Other costs, including other asset write-offs	1,751	1,959
Total	$(5,982)	$22,176
The acceleration of rent expense is net of a $1.9 million gain related to operating lease liabilities that were extinguished as of March 31, 2019. This gain represents the difference between the aggregate operating lease liability established upon adoption of ASC 842 and the aggregate cash charge incurred to extinguish the aggregate liability. The gross accelerated rent expense of $16.1 million is included in depreciation and amortization in the statement of cash flows for the transition period for the three months ended March 31, 2019. The majority of the other costs incurred during transition period for the three months ended March 31, 2019 and the year ended March 31, 2020 are legal fees related to this extinguishment. As of March 31, 2020, the Company has settled all outstanding lease liabilities related to its e.l.f. retail store closures and does not expect to incur additional costs associated with the Restructuring Plan.
Liabilities related to the Restructuring Plan are reported within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The following table presents a roll-forward of the Company's restructuring liability for the transition period for the three months ended March 31, 2019 and the year ended March 31, 2020, respectively (in thousands):

	Employee severance and related expenses	Other costs	Total
December 31, 2018	$—	$—	$—
Costs incurred	600	1,118	1,718
Cash disbursements	(504)	(443)	(947)
March 31, 2019	$96	$675	$771
Costs incurred and other adjustments	(22)	1,634	1,612
Cash disbursements	(74)	(2,309)	(2,383)
March 31, 2020	$—	$—	$—
Outstanding lease liabilities are not included in the table above, as those liabilities were established upon adoption of ASC 842, not in connection with the Restructuring Plan.
Note 16—Repurchase of common stock
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

During the year ended March 31, 2020, the Company repurchased a total of 564,468 shares for $7.9 million at an average price of $14.03 under the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program.
Note 17—Employee benefit plan
The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company made matching contributions of $0.3 million, $0.2 million, $0.2 million and $0.1 million to the 401(k) Plan during the years ended March 31, 2020, December 31, 2018, 2017, and the transition period for the three months ended March 31, 2019, respectively.
Note 18—Net income (loss) per share
The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share and per share data):

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018	2017
Numerator:
Net income (loss)	$17,884	$(17,914)	$15,525	$33,475

Denominator:
Weighted average common shares outstanding - basic	48,498,813	48,022,926	46,828,798	45,358,452
Dilutive common equivalent shares from equity awards	2,318,330	—	2,439,818	4,016,306
Weighted average common shares outstanding - diluted	50,817,143	48,022,926	49,268,616	49,374,758

Net income (loss) per share:
Basic	$0.37	$(0.37)	$0.33	$0.74
Diluted	$0.35	$(0.37)	$0.32	$0.68

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	2,143,672	6,588,523	3,373,529	1,176,787
Note 19—Leases
The Company leases warehouses, distribution centers, office space, retail space and equipment. Prior to the Restructuring Plan, the Company also leased retail store locations. The majority of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term for up to five years. The exercise of lease renewal options is at the Company's sole discretion and such renewal options are included in the lease term if they are reasonably certain to be exercised. Certain leases also include options to purchase the leased asset. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's equipment leases are finance leases of assets used to operate its distribution centers in Ontario, California and Columbus, Ohio.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company’s adoption of ASC 842 as of March 31, 2020 and March 31, 2019 is as follows (in thousands):

	Classification	March 31, 2020	March 31, 2019
Assets
Operating lease assets (a)	Other assets	$13,668	$4,445
Finance lease assets (b)	Other assets	2,094	3,089
Total leased assets		$15,762	$7,534
Liabilities
Current
Operating (a)	Accrued expenses and other current liabilities	$3,083	$4,172
Finance	Current portion of long-term debt and finance lease obligations	812	771
Noncurrent
Operating (a)	Long-term operating lease obligations	11,239	15,898
Finance	Long-term debt and finance lease obligations	2,200	3,012
Total lease liabilities		$17,334	$23,853
___________________
(a) In accordance with ASC 842, $15.7 million of ROU assets related to operating leases were derecognized in the transition period for the three months ended March 31, 2019 in connection with the Restructuring Plan. Pursuant to ASC 842, each related lease liability is derecognized only after the Company is released from that liability. The Company recognized a gain of $1.9 million in restructuring expenses related to the derecognition of lease liabilities in connection with the Restructuring Plan in the transition period for the three months ended March 31, 2019. See Note 15, “Restructuring and other related costs” for further details on the Restructuring Plan and the gain recorded on lease liabilities derecognized in the year ended March 31, 2020 and the transition period for the three months ended March 31, 2019, respectively.
(b) Finance leases are recorded net of accumulated amortization of $2.9 million and $1.9 million as of March 31, 2020 and March 31, 2019, respectively.

For the year ended March 31, 2020 and the transition period for the three months ended March 31, 2019, the components of operating and finance lease costs were as follows (in thousands):

	Classification	Twelve months ended March 31, 2020	Three months ended March 31, 2019 (transition period)
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$2,950	$1,195
Gain from extinguishment of lease liabilities	Restructuring expense (income)	(7,733)	(1,866)
Acceleration of rent expense	Restructuring expenses	—	16,106
Finance lease cost
Amortization of leased assets	SG&A expenses	996	254
Interest on lease liabilities	Interest expense, net	179	50
Total lease (gain) cost		$(3,608)	$15,739

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

As of March 31, 2020, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
2021	3,540	950	4,490
2022	2,350	907	3,257
2023	1,924	1,208	3,132
2024	1,962	235	2,197
2025	1,547	—	1,547
Thereafter	4,748	—	4,748
Total lease payments	16,071	3,300	19,371
Less: Interest	1,749	288
Present value of lease liabilities	$14,322	$3,012
As of December 31, 2018 the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 840 were as follows (in thousands):

Year ending December 31,
2019	$5,375
2020	5,210
2021	3,876
2022	2,832
2023	2,858
2024 and thereafter	7,167
Total	$27,318
For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of March 31, 2020 and March 31, 2019, the weighted average remaining lease term (in years) and discount rate were as follows:

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term
Operating leases	6.8 years	5.9 years
Finance leases	3.3 years	4.3 years
Weighted-average discount rate
Operating leases	3.7%	4.8%
Finance leases	5.2%	5.2%
Operating cash outflows from operating leases for the year ended March 31, 2020 and the transition period for the three months ended March 31, 2019 were $10.4 million and $1.8 million, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 20—Quarterly financial summary
Unaudited quarterly results for the years ended March 31, 2020, December 31, 2018, and the transition period for the three months ended March 31, 2019 were as follows (in thousands, except per share data):

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019 (transition period)	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
	(unaudited)					(unaudited)
Net sales	$65,920	$59,055	$63,889	$78,571	$66,141	$59,764	$67,615	$80,760	$74,712
Gross profit	$40,208	$36,645	$38,969	$46,919	$40,491	$37,191	$43,348	$52,520	$48,064
Net income (loss)	$690	$1,248	$3,915	$9,672	$(17,914)	$3,706	$6,517	$8,002	$(341)
Net income (loss) per share:
Basic	$0.01	$0.03	$0.08	$0.20	$(0.37)	$0.08	$0.13	$0.16	$(0.01)
Diluted	$0.01	$0.03	$0.08	$0.20	$(0.37)	$0.07	$0.13	$0.16	$(0.01)
Note 21—Subsequent events
On April 8, 2020, the Company amended its senior secured credit agreement to modify the Company’s quarterly maintenance covenants, and to add interest rates with respect to borrowings associated with the added increased maximum permitted total net leverage ratios. Refer to Note 10 Debt for additional information.