Form 10-K/A
period 2020-03-31
e.l.f. Beauty, Inc.
filed 2020-05-29
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of e.l.f. Beauty, Inc. (the “Company”) for the fiscal year ended March 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 28, 2020 (the “Form 10-K”). In the Form 10-K, the Company inadvertently omitted “/s/ DELOITTE & TOUCHE LLP” on the signature line in the documents titled “Report of Independent Registered Public Accounting Firm” (the “Audit Report”). The Audit Report was signed by DELOITTE & TOUCHE LLP and delivered to the Company prior to the original filing of the Form 10-K, but the conformed signature line was inadvertently omitted from the version of the Audit Report included in the filing.

This Form 10-K/A is being filed solely to include the inadvertently omitted conformed signature of DELOITTE & TOUCHE LLP in the Audit Report relating to the Company’s consolidated financial statements. No other changes were made to the Audit Report or to the Form 10-K. The consolidated financial statements and notes to consolidated financial statements have remained the same as that previously filed in the Form 10-K.

This Amendment reflects information as of the filing date of the Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Form 10-K, except as specifically noted above.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

Item 8.    Financial statements and supplementary data.

e.l.f. Beauty, Inc. and subsidiaries
Index to consolidated financial statements

Page
Report of independent registered public accounting firm	4
Consolidated balance sheets as of March 31, 2020, March 31, 2019 and December 31, 2018	5
Consolidated statements of operations and comprehensive income for the years ended March 31, 2020, December 31, 2018, December 31, 2017, and the transition period for the three months ended March 31, 2019	6
Consolidated statements of stockholders’ equity for the years ended March 31, 2020, December 31, 2018, December 31, 2017, and the transition period for the three months ended March 31, 2019	7
Consolidated statements of cash flows for the years ended March 31, 2020, December 31, 2018, December 31, 2017, and the transition period for the three months ended March 31, 2019	8
Notes to consolidated financial statements	10

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
(a) The following documents are filed as part of this Annual Report:
1. Consolidated financial statements:
Reference is made to the Index to Consolidated Financial Statements on page 3 hereof, which is incorporated by reference herein.
2. Financial statement schedules:
All schedules are omitted because the required information is either not present, not present in material amounts or presented within our consolidated financial statements and notes thereto beginning on page 5 hereof and are incorporated herein by reference.
3. Exhibits

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
			10-K	10.8(b)	001-37873	5/28/2020

10.8(c)	Third Amendment to Credit Agreement, dated as of April 8, 2020, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., W3ll People, Inc., J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	4/9/2020

10.9(a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.12	333-213333	8/26/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.9(b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.		10-K	10.7(b)	001-37873	3/15/2017

10.9(c)#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.13	333-213333	8/26/2016

10.10(a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.16	333-213333	9/12/2016

10.10(b)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.17	333-213333	9/12/2016

10.10(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.27	333-213333	9/12/2016

10.10(d)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-37873	3/15/2017

10.10(d)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-37873	3/15/2017

10.10(e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.12(e)	001-37873	3/15/2017

10.11#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

10.12#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Tarang Amin, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.16	001-37873	2/28/2019

10.13#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Scott Milsten, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.17	001-37873	2/28/2019

10.14#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Richard Baruch, Jr., e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.18	001-37873	2/28/2019

10.15#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Jonathan T. Fieldman, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.19	001-37873	2/28/2019

10.16#	Employment Agreement, dated as of February 1, 2019, between Kory Marchisotto, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	5/9/2019

10.17#	Employment Agreement, dated as of March 15, 2019, between Mandy Fields, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		8-K	10.1	001-37873	3/21/2019

10.18#	Employment Agreement, dated as of November 25, 2019, between Josh Franks, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	2/6/2020

10.19#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.20#	Amended and Restated Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	11/7/2019

21.1	List of Significant Subsidiaries of e.l.f. Beauty, Inc.		10-K	21.1	001-37873	5/28/2020

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm.		10-K	23.1	001-37873	5/28/2020

24.1	Power of Attorney.		10-K	24.1	001-37873	5/28/2020

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.		10-K	31.1	001-37873	5/28/2020

31.2	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.3	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.		10-K	31.2	001-37873	5/28/2020

31.4	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.		10-K	32.1	001-37873	5/28/2020

32.2*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	X

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

e.l.f. Beauty, Inc.

May 29, 2020	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

May 29, 2020	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )