Form 10-Q
period 2020-06-30
e.l.f. Beauty, Inc.
filed 2020-08-06
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2020 was 50,721,893 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2020	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$54,224	$46,167	$60,746
Accounts receivable, net	29,825	29,721	22,623
Inventory, net	52,752	46,209	51,020
Prepaid expenses and other current assets	8,714	10,263	6,795
Total current assets	145,515	132,360	141,184
Property and equipment, net	16,146	17,171	16,493
Intangible assets, net	100,379	102,410	95,333
Goodwill	171,321	171,321	157,264
Investments	2,875	2,875	2,875
Other assets	25,832	26,967	22,832
Total assets	$462,068	$453,104	$435,981

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$13,187	$12,568	$10,681
Accounts payable	21,484	12,390	16,982
Accrued expenses and other current liabilities	22,560	26,165	18,313
Total current liabilities	57,231	51,123	45,976
Long-term debt and finance lease obligations	122,701	126,088	135,511
Deferred tax liabilities	21,478	21,892	17,839
Long-term operating lease obligations	11,400	11,239	13,945
Other long-term liabilities	550	591	702
Total liabilities	213,360	210,933	213,973

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of June 30, 2020, March 31, 2020 and June 30, 2019; 50,708,699, 50,003,531 and 49,865,995 shares issued and outstanding as of June 30, 2020, March 31, 2020 and June 30, 2019, respectively	491	489	484
Additional paid-in capital	758,236	753,213	747,233
Accumulated deficit	(510,019)	(511,531)	(525,709)
Total stockholders' equity	248,708	242,171	222,008
Total liabilities and stockholders' equity	$462,068	$453,104	$435,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,
	2020	2019
Net sales	$64,527	$59,764
Cost of sales	21,186	22,573
Gross profit	43,341	37,191
Selling, general and administrative expenses	40,332	32,055
Restructuring income	—	(1,792)
Operating income	3,009	6,928
Other (expense) income, net	(30)	351
Interest expense, net	(1,468)	(1,717)
Income before provision for income taxes	1,511	5,562
Income tax (provision) benefit	1	(1,856)
Net income	$1,512	$3,706
Comprehensive income	$1,512	$3,706
Net income per share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.07
Weighted average shares outstanding:
Basic	48,924,454	48,345,942
Diluted	50,939,938	50,317,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2020	48,874,742	$489	$753,213	$(511,531)	$242,171
Net income	—	—	—	1,512	1,512
Stock-based compensation	—	—	4,627	—	4,627
Exercise of stock options and vesting of restricted stock	175,561	2	396	—	398
Balance as of June 30, 2020	49,050,303	$491	$758,236	$(510,019)	$248,708

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2019	48,288,720	$483	$744,147	$(529,415)	$215,215
Net income	—	—	—	3,706	3,706
Stock-based compensation	—	—	3,926	—	3,926
Exercise of stock options and vesting of restricted stock	179,225	2	238	—	240
Repurchase of common stock	(89,610)	(1)	(1,078)	—	(1,079)
Balance as of June 30, 2019	48,378,335	$484	$747,233	$(525,709)	$222,008
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,512	$3,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,429	5,192
Restructuring income	—	(1,792)
Stock-based compensation expense	4,627	3,926
Amortization of debt issuance costs and discount on debt	214	190
Deferred income taxes	(414)	1,086
Other, net	72	16
Changes in operating assets and liabilities:
Accounts receivable	(174)	9,641
Inventories	(6,543)	(7,241)
Prepaid expenses and other assets	1,065	725
Accounts payable and accrued expenses	5,891	2,190
Other liabilities	(856)	(4,774)
Net cash provided by operating activities	11,823	12,865

Cash flows from investing activities:
Purchase of property and equipment	(1,155)	(2,904)
Net cash used in investing activities	(1,155)	(2,904)

Cash flows from financing activities:
Proceeds from revolving line of credit	20,000	—
Repayment of revolving line of credit	(20,000)	—
Repayment of long-term debt	(2,475)	(2,063)
Debt issuance costs paid	(334)	—
Repurchase of common stock	—	(1,079)
Cash received from issuance of common stock	398	240
Other, net	(200)	(187)
Net cash used in financing activities	(2,611)	(3,089)

Net increase in cash and cash equivalents	8,057	6,872
Cash and cash equivalents - beginning of period	46,167	53,874
Cash and cash equivalents - end of period	$54,224	$60,746
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
Note 2—Summary of significant accounting policies
Basis of presentation
This report reflects the Company's first quarter of the fiscal year ending March 31, 2021, covering the period from April 1, 2020 to June 30, 2020.
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2020, March 31, 2020 and June 30, 2019, and its results of operations, stockholders' equity and cash flows for the three months ended June 30, 2020 and June 30, 2019. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.
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
Significant accounting policies
Business Combinations
The purchase price of a business acquisition is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the business combination date. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires the Company to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Unanticipated events or circumstances may occur that could affect the accuracy of the Company's fair value estimates, and under different assumptions, the resulting valuations could be materially different.
Costs that are incurred to complete the business combination, such as legal and other professional fees, are not considered as a part of consideration transferred and are charged to selling, general and administrative expense as they are incurred.

The Company made no other material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the fiscal year ended March 31, 2020 included in the Annual Report.
Revenue recognition
The Company distributes product both through national and international retailers, as well as direct-to-consumers through its e-commerce channel. The marketing and consumer engagement benefits that the direct-to-consumer channel provides is integral to the Company’s brand and product development strategy and drives sales across channels. As such, the Company views its two primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
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

	Three months ended June 30,
Net sales by geographic region:	2020	2019
United States	$57,897	$53,780
International	6,630	5,984
Total net sales	$64,527	$59,764

As of June 30, 2020, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

Recent accounting pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company’s financial statements:

Recently adopted accounting standards
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40)
The standard requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Certain implementation costs incurred during the application development stage would be deferred and capitalized (e.g., costs of integration with on-premises software, coding, configuration, customization). Other costs incurred during the preliminary project and post-implementation stages would be expensed (e.g., planning the project, training, maintenance after implementation, data conversion). The amendments in the ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.
		April 1, 2020	The Company adopted ASU 2018-15 prospectively, and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Note 3 —Acquisitions
On February 24, 2020, the Company, through its wholly owned subsidiary, e.l.f. Cosmetics, Inc., completed its acquisition of W3LL People, a Santa Fe, New Mexico-based privately held, clean beauty company with a mission to create premium quality clean products that help people be well, look well, and do well. The purchase price of $25.9 million was in all cash and the total consideration in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions and (ii) indemnification obligations of W3LL People’s stockholders after the closing of the acquisition.
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

	March 31, 2020
	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships - retailers	$8,800	10
Customer relationships - e-commerce	40	3
Trademarks	3,500	10
Total identified intangible assets	$12,340

Note 4—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three months ended June 30, 2020 or 2019, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three months ended June 30, 2020.
Note 5—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of June 30, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(44,440)	$33,160
Customer relationships – e-commerce	3 years	3,940	(3,904)	36
Trademarks	10 years	$3,500	$(117)	$3,383
Total finite-lived intangibles		85,040	(48,461)	36,579
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,321	—	171,321
Total goodwill and other intangibles		$320,161	$(48,461)	$271,700

Information regarding the Company’s goodwill and intangible assets as of March 31, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(42,500)	$35,100
Customer relationships – e-commerce	3 years	3,940	(3,901)	39
Trademarks	10 years	$3,500	$(29)	$3,471
Total finite-lived intangibles		85,040	(46,430)	38,610
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,321	—	171,321
Total goodwill and other intangibles		$320,161	$(46,430)	$273,731
Information regarding the Company’s goodwill and intangible assets as of June 30, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(37,267)	$31,533
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(41,167)	31,533
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(41,167)	$252,597

Amortization expense on finite-lived intangible assets was $2.0 million and $1.7 million in the three months ended June 30, 2020 and June 30, 2019, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three months ended June 30, 2020 and June 30, 2019.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of June 30, 2020 is as follows (in thousands):

Remainder of 2021	$6,093
2022	8,123
2023	8,122
2024	6,963
2025	1,230
Thereafter	6,048
Total	$36,579

Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2020, March 31, 2020 and June 30, 2019 consisted of the following (in thousands):

	June 30, 2020	March 31, 2020	June 30, 2019
Accrued expenses	$14,138	$12,518	$10,297
Current portion of operating lease liabilities	3,200	3,083	3,342
Accrued compensation	3,404	9,542	2,810
Other current liabilities	1,818	1,022	1,864
Accrued expenses and other current liabilities	$22,560	$26,165	$18,313

Note 7—Debt
The Company’s outstanding debt as of June 30, 2020, March 31, 2020 and June 30, 2019 consisted of the following (in thousands):

	June 30, 2020	March 31, 2020	June 30, 2019
Term loan(1)	$133,505	$135,853	$142,883
Finance lease obligations	2,812	3,012	3,593
Total debt(2)	136,317	138,865	146,476
Less: debt issuance costs	(429)	(209)	(284)
Total debt, net of issuance costs	135,888	138,656	146,192
Less: current portion	(13,187)	(12,568)	(10,681)
Long-term portion of debt	$122,701	$126,088	$135,511
(1) See Note 10, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement (as defined below under the heading “Description of indebtedness”). As of June 30, 2020, the Company was in compliance with all applicable financial covenants.
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
April 2020 Credit Agreement Amendment
On April 8, 2020, the Company entered into a Third Amendment to Credit Agreement (the "Amendment"), amending its Senior Secured Credit Agreement (the "Credit Agreement") to modify the Company’s quarterly maintenance covenants, and to add interest rates with respect to borrowings associated with the added increased maximum permitted total net leverage ratios.
Pursuant to the Amendment, borrowings under both the Revolving Credit Facility and the Term Loan Facility bear interest, at the Company's option, at either a rate per annum equal to (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 3.25% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.25% based on our consolidated total net leverage ratio. The interest rate as of June 30, 2020 for the Term Loan was approximately 2.1%.
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a

$7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of June 30, 2020 was $49.8 million.
Note 8—Commitments and Contingencies
Legal contingencies
From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 9—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the three months ended June 30, 2020:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2020	1,999,553	$13.17
Exercised	(98,970)	3.45
Canceled or forfeited	(5,083)	21.61
Balance as of June 30, 2020	1,895,500	$13.66	6.6	$10,801

Exercisable, June 30, 2020	1,215,922	$12.77	6.0	$8,077

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $19.07, as reported on the New York Stock Exchange on June 30, 2020.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.6 million in both the three months ended June 30, 2020 and June 30, 2019. As of June 30, 2020, there was $2.7 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 1.9 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance or market conditions for the three months ended June 30, 2020:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2020	1,252,932	$7.97
Exercised	(27,600)	1.84
Balance as of June 30, 2020	1,225,332	$8.07	4.7	$15,807

Exercisable, June 30, 2020	925,332	$1.99	4.1	$15,807

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $19.07, as reported on the New York Stock Exchange on June 30, 2020.

As of June 30, 2020 and June 30, 2019, there was no unrecognized compensation cost related to performance-based and market-based vesting stock options.

Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the three months ended June 30, 2020:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2020	2,311,768	12.86
Granted	995,650	16.75
Vested	(48,991)	14.08
Canceled or forfeited	(56,104)	14.59
Balance as of June 30, 2020	3,202,323	14.02

As of June 30, 2020, there were 1,658,396 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $4.1 million and $3.3 million in the three months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, there was $36.8 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

Note 10—Restructuring and other related costs
In February 2019, the Company closed all 22 e.l.f. retail stores and implemented a workforce reduction of employees that operated and managed the e.l.f. retail stores (the “Restructuring Plan”).
In connection with the Restructuring Plan, the following table presents the restructuring (income) expenses incurred for the three months ended June 30, 2020 and June 30, 2019, respectively (in thousands):

	Three months ended June 30, 2020	Three months ended June 30, 2019
Gain from extinguishment of lease liabilities	$—	$(2,637)
Other costs, including other asset write-offs	—	845
Total	$—	$(1,792)

The gain from extinguishment of lease liabilities represents the difference between the aggregate operating lease liability and the aggregate cash payment incurred to extinguish such liability. The majority of the other costs incurred during the three months ended June 30, 2019 are legal fees related to these extinguishments. As of March 31, 2020, the Company had settled all outstanding lease liabilities related to its e.l.f. retail store closures and does not expect to incur additional costs associated with the Restructuring Plan. Therefore, there were no restructuring expenses incurred during the three months ended June 30, 2020.
Liabilities related to the Restructuring Plan are reported within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. There were no costs incurred or cash disbursements made during the three months ended June 30, 2020. The following table presents a roll-forward of the Company's restructuring liability for the three months ended June 30, 2019 (in thousands):

	Employee severance and related expenses	Other costs	Total
March 31, 2019	$96	$675	$771
Costs incurred	(22)	867	845
Cash disbursements	(74)	(1,093)	(1,167)
Other adjustments	—	(131)	(131)
June 30, 2019	$—	$318	$318

Outstanding lease liabilities are not included in the table above, as those liabilities were established upon adoption of ASC 842, not in connection with the Restructuring Plan.

Note 11—Repurchase of common stock
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
The Company did not repurchase any shares during the three months ended June 30, 2020. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of June 30, 2020.
Note 12—Net income per share
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

	Three months ended June 30,
	2020	2019
Numerator:
Net income	$1,512	$3,706

Denominator:
Weighted average common shares outstanding - basic	48,924,454	48,345,942
Dilutive common equivalent shares from equity awards	2,015,484	1,971,146
Weighted average common shares outstanding - diluted	50,939,938	50,317,088

Net income per share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.07

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	2,567,951	2,891,303

Note 13—Leases
The Company leases warehouses, distribution centers, office space, retail space and equipment. Prior to the Restructuring Plan, the Company also leased 22 e.l.f. retail store locations. The majority of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term for up to five years. The exercise of lease renewal options is at the Company's sole discretion and such renewal options are included in the lease term if they are reasonably certain to be exercised. Certain leases also include options to purchase the leased asset. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's equipment leases are finance leases of assets used to operate its distribution centers in Ontario, California and Columbus, Ohio.
Significant judgment is required to determine whether commercial contracts contain a lease for purposes of ASC 842. The discount rate used in measuring lease liabilities is generally based on the interest rate on the Company’s revolving line of credit, assuming sufficient unused capacity exists at the time the lease liability is measured.

For the three months ended June 30, 2020 and June 30, 2019, the components of operating and finance lease costs were as follows (in thousands):

	Classification	June 30, 2020	June 30, 2019
Assets
Operating lease assets (a)	Other assets	$13,695	7,446
Finance lease assets (b)	Other assets	1,846	2,839
Total leased assets		$15,541	10,285
Liabilities
Current
Operating (a)	Accrued expenses and other current liabilities	$3,200	3,342
Finance	Current portion of long-term debt and finance lease obligations	812	781
Noncurrent
Operating (a)	Long-term operating lease obligations	11,400	13,945
Finance	Long-term debt and finance lease obligations	2,000	2,812
Total lease liabilities		$17,412	20,880
_____________________
(a) In accordance with ASC 842, $15.7 million of ROU assets related to operating leases were derecognized in the three months ended March 31, 2019 in connection with the Restructuring Plan. Pursuant to ASC 842, each related lease liability is derecognized only after the Company is released from that liability. See Note 10, “Restructuring and other related costs” for further details on the Restructuring Plan and the gain recorded on lease liabilities derecognized in the three months ended June 30, 2019.
(b) Finance leases are recorded net of accumulated amortization of $3.2 million and $2.2 million as of June 30, 2020 and June 30, 2019, respectively.
For the three months ended June 30, 2020 and June 30, 2019, the components of operating and finance lease costs were as follows (in thousands):

	Classification	June 30, 2020	June 30, 2019
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,080	$629
Gain from extinguishment of lease liabilities	Restructuring income	—	(2,637)
Finance lease cost
Amortization of leased assets	SG&A expenses	248	250
Interest on lease liabilities	Interest expense, net	38	48
Total lease cost (gain)		$1,366	$(1,710)

As of June 30, 2020, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2021	$2,756	$712	$3,468
2022	2,542	908	3,450
2023	2,164	1,208	3,372
2024	2,210	234	2,444
2025	1,802	—	1,802
Thereafter	4,766	—	4,766
Total lease payments	16,240	3,062	$19,302
Less: Interest	1,640	250
Present value of lease liabilities	$14,600	$2,812

For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
For the three months ended June 30, 2020 and June 30, 2019, the weighted average remaining lease term (in years) and discount rate were as follows:

	June 30, 2020	June 30, 2019
Weighted-average remaining lease term
Operating leases	6.7 years	5.5 years
Finance leases	3.0 years	4.0 years
Weighted-average discount rate
Operating leases	3.6%	4.7%
Finance leases	5.2%	5.2%

Operating cash outflows from operating leases for the three months ended June 30, 2020 and June 30, 2019 were $0.9 million and $4.0 million, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended March 31, 2020, as amended (the “Annual Report”), and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
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

•	International. Our products are also sold in a number of international markets, including the United Kingdom, Canada, Mexico, China, Germany, Australia and Canada.
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
Business trends
Tariffs
Tariffs have impacted the majority of products that we import from China. Despite the signing of a Phase One trade agreement between the United States and China, the majority of our products remain impacted by increased tariffs. To mitigate the financial impact of these tariffs on our results of operations, we selectively increased prices on certain of our products in July 2019. We also implemented various other tariff mitigation initiatives including, but not limited to, negotiating lower prices with our suppliers in China and exploring potential new suppliers outside of China. In addition, favorable movements in foreign exchange rates and shifting product mix toward margin accretive innovation has also partially offset the impact of tariffs on our gross margin. We cannot provide any assurances that these mitigation initiatives will continue to be successful.
COVID-19
We have seen volatility in our sales performance due to the COVID-19 outbreak. We anticipate our sales results will continue to be impacted until consumers return to normal shopping patterns. We continue to focus on the following areas to address the impact of the COVID-19 pandemic on the business: 1) supporting the health and safety of our employees and community; 2) minimizing disruption to the supply chain; and 3) keeping adequate levels of liquidity and flexibility within the our credit agreement.

Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season, and customer shelf reset activities, respectively. Lower holiday purchases or shifts in customer shelf reset activity could have a disproportionate effect on our results of operations for the entire fiscal year. To support anticipated higher sales during the third and fourth fiscal quarters, we make investments in working capital to ensure inventory levels can support demand. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or impact our liquidity.
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,
(in thousands)	2020	2019
Net sales	$64,527	$59,764
Cost of sales	21,186	22,573
Gross profit	43,341	37,191
Selling, general and administrative expenses	40,332	32,055
Restructuring income	—	(1,792)
Operating income	3,009	6,928
Other (expense) income, net	(30)	351
Interest expense, net	(1,468)	(1,717)
Income before provision for income taxes	1,511	5,562
Income tax (provision) benefit	1	(1,856)
Net income	$1,512	$3,706
Comprehensive income	$1,512	$3,706

	Three months ended June 30,
(percentage of net sales)	2020	2019
Net sales	100%	100%
Cost of sales	33%	38%
Gross margin	67%	62%
Selling, general and administrative expenses	63%	54%
Restructuring income	—%	(3)%
Operating income	5%	11%
Other (expense) income, net	—%	1%
Interest expense, net	(2)%	(3)%
Income before provision for income taxes	2%	9%
Income tax (provision) benefit	—%	(3)%
Net income	2%	6%
Comprehensive income	2%	6%
Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019
Net sales
Net sales increased 8%, or $4.8 million, to $64.5 million for the three months ended June 30, 2020, from $59.8 million for the three months ended June 30, 2019. The increase was primarily driven by strength in digital, partially offset by certain retailer store closures in the U.S. and internationally due to COVID-19.
Gross profit
Gross profit increased $6.2 million, or 17%, to $43.3 million for the three months ended June 30, 2020, compared to $37.2 million for the three months ended June 30, 2019. Gross margin increased to 67% from 62%, when compared to the three months ended June 30, 2019. The improvement was primarily driven by the shift in our sales mix to elfcosmetics.com, price increases implemented last summer, margin accretive innovation, cost savings, and favorable movements in foreign exchange rates, partially offset by the impact of tariffs on goods imported from China.

Selling, general and administrative expenses
SG&A expenses were $40.3 million for the three months ended June 30, 2020, an increase of $8.3 million, or 26%, from $32.1 million for the three months ended June 30, 2019. SG&A expenses as a percentage of net sales increased to 63% for the three months ended June 30, 2020 from 54% for the three months ended June 30, 2019. The $8.3 million increase was primarily due to increased employee compensation costs related to annualizing headcount from building out our marketing, digital and innovation capabilities, proxy contest costs, operations costs driven by the increase in eCommerce sales, and investments in marketing and digital.
Restructuring income
We incurred no expenses related to the Restructuring Plan for the three months ended June 30, 2020. We recognized restructuring income of $1.8 million for the three months ended June 30, 2019, which included a $2.6 million gain related to operating lease liabilities that were extinguished during the period. We have settled all outstanding lease liabilities related to our e.l.f. retail store closures and we do not expect to incur additional material costs associated with the Restructuring Plan.
Other (expense) income, net
Other (expense) income, net decreased by $0.4 million to $30 thousand for the three months ended June 30, 2020, as compared to $0.4 million for the three months ended June 30, 2019 primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.2 million, or 15%, to $1.5 million for the three months ended June 30, 2020, as compared to $1.7 million for the three months ended June 30, 2019. This change was primarily due to the balance outstanding on our Term Loan Facility as well as a decline in interest rates.
Income tax provision
The benefit for income taxes was $1 thousand, or an effective rate of 0%, for the three months ended June 30, 2020, as compared to a provision of $1.9 million, or an effective rate of 33.4%, for the three months ended June 30, 2019. The change was primarily driven by a decrease in income before taxes of $4.1 million and an increase in discrete tax benefit of $0.7 million, primarily related to share-based compensation.
Financial condition, liquidity and capital resources
Overview
As of June 30, 2020, we held $54.2 million of cash and cash equivalents. In addition, as of June 30, 2020, we had borrowing capacity of $49.8 million under our Revolving Credit Facility. In April 2020, we borrowed $20.0 million against the available capacity under our Revolving Credit Facility (as defined below under "Description of indebtedness") in order to increase our cash position given the volatility driven by the COVID-19 pandemic, which was subsequently repaid during the quarter.
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
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of June 30, 2020, we had working capital, excluding cash, of $34.1 million, compared to $35.1 million as of March 31, 2020. Working capital, excluding cash and debt, was $47.2 million and $47.6 million as of June 30, 2020 and March 31, 2020, respectively.
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

Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A “Risk Factors”. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our customers and manage production and our supply chain.
Cash flows

	Three months ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$11,823	$12,865
Investing activities	(1,155)	(2,904)
Financing activities	(2,611)	(3,089)
Net increase in cash:	$8,057	$6,872
Cash provided by operating activities
For the three months ended June 30, 2020, net cash provided by operating activities was $11.8 million. This included net income before adding depreciation, amortization and other non-cash items of $12.4 million and an increase in net working capital of $0.6 million. The slight increase in net working capital was driven by an $6.5 million increase in inventory, partially offset by the timing of cash payments related to accounts payable and accrued expenses.
Cash used in investing activities
For the three months ended June 30, 2020, net cash used in investing activities was $1.2 million, compared to $2.9 million for the three months ended June 30, 2019. The decrease was primarily driven by an investment in new customer fixture programs in the three months ended June 30, 2019 that did not occur in the three months ended June 30, 2020.
Cash used in financing activities
For the three months ended June 30, 2020, net cash used in financing activities was $2.6 million and was primarily related to mandatory principal payments under our Term Loan Facility and a payment on debt issuance costs (as defined below under "Description of indebtedness"), partially offset by cash received from exercise of stock options.
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
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of June 30, 2020 was $49.8 million.

The Term Loan Facility maturity date is also August 25, 2022 and is collateralized by substantially all of our assets. Amortization installment payments on the Term Loan Facility are required to be made in quarterly installments of (i) $2,062,500 for fiscal quarters ended September 30, 2017 through June 30, 2019, (ii) $2,475,000 for fiscal quarters ended September 30, 2019 through June 30, 2020, (iii) $3,093,750 for fiscal quarters ending September 30, 2020 through June 30, 2021 and (iv) $4,125,000 for fiscal quarters ending September 30, 2021 through June 30, 2022. The remaining Term Loan Facility balance is due upon the maturity date. The Term Loan Facility can be prepaid at any time without penalty and is subject to mandatory prepayments when there is (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within twelve months or (iii) issuance of additional debt.
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 3.25% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.25% based on our consolidated total net leverage ratio. The interest rate as of June 30, 2020 for the Term Loan was approximately 2.1%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of June 30, 2020, we were in compliance with all financial covenants.
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
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures over financial reporting
As of June 30, 2020, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are monitoring and assessing the impact of COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
PART II. OTHER INFORMATION
Item 1. Legal proceedings
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
Our historical growth should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could decline, or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:

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
The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and continues to spread in the United States and around the world. Related government and private sector responsive actions, as well as changes in consumer shopping behaviors have adversely affected, and will continue to adversely affect our business, financial condition and results of operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is rapidly evolving.
In response to the spread of COVID-19, international, federal, state and local governments have ordered the shutdown of non-essential businesses and have recommended precautions to mitigate the spread of COVID-19, including warning against congregating in heavily populated areas, such as malls, shopping centers, and other retailers. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and global economy and our consumers’ shopping habits.
While our suppliers and distribution centers currently remain open, there is risk that any of these facilities (i) may become less productive or encounter disruptions due to employees at the facilities becoming infected with the COVID-19 virus and/or (ii) are no longer allowed to operate based on directives from public health officials or government authorities.
As a result of the COVID-19 pandemic, almost all of our personnel are working remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.
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
As of June 30, 2020, we had a total of $136.3 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.8 million under our Revolving Credit Facility (as defined in Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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
We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal, Afterpay and Apple Pay. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. Transactions on our e-commerce websites are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection with respect to online sales are complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.

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
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of June 30, 2020, we had a team of 73 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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
Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under our Credit Agreement (as defined in Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”) can terminate their commitments to loan money under our Revolving Credit Facility, and our lenders under our Credit Agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
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
Further, since the United Kingdom will no longer be part of the European Union, its data protection regulatory regime will be independent of the European Union. It is expected that the United Kingdom will have its own data protection laws and regulations, mirroring that of the General Data Protection Regulation (the “GDPR”), including similar fines for non-compliance. Thus, if a regulatory issue arose in both the European Union and the United Kingdom (e.g., a breach that affected both the European Union and the United Kingdom residents), then the Company would be subject to receiving fines for any material non-compliance from both the European Union and the United Kingdom.
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
Data privacy continues to remain a matter of interest to lawmakers and regulators. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. For example, some U.S. states are considering enacting stricter data privacy laws, some modeled on the GDPR, some modeled on the CCPA, and others potentially imposing completely distinct requirements. The U.S. is considering comprehensive federal privacy legislation, such as the Consumer Online Privacy Rights Act, which would significantly expand elements of the data protection rights and obligations existing within the GDPR and the CCPA to all U.S. consumers. In addition, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive that regulates electronic marketing and use of cookies and tracking technologies. The new guidance and the ePrivacy Regulation would together require extensive disclosure and consent, regulate web beacons and similar technology affecting our ability to use a users’ location and other data for personalized advertising, and alter the ability of retail advertisers to place ads across social media and the web. The current European Union member states’ local guidance in line with GDPR has significantly increased the risk of penalties for breach of the GDPR and law implementing the ePrivacy Directive. Increased regulation of privacy and data protection may lead to broader restrictions on the way we market our products on a global basis and increase our risk of regulatory oversight our ability to reach our consumers, and our capability to provide our consumers with personalized services and experiences.
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
Actions of activist stockholders could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business. *
While we value open dialogue and input from our stockholders, activist stockholders could take actions that could be costly and time-consuming to us, disrupt our operations, and divert the attention of our board of directors, management, and employees, such as public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain additional services of various professionals to advise us in these matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, or other partners, and cause our stock price to experience periods of volatility or stagnation.
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
We had approximately 199.3 million shares of common stock authorized but unissued and 50,721,893 shares of common stock outstanding as of July 31, 2020. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline. *
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
The holders of up to 9,245,215 shares of our common stock, or approximately 18% of our outstanding common stock based on shares outstanding as of July 31, 2020, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, each of J.A. Cosmetics Corp. (an affiliate of our founders) and certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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

We did not repurchase any shares during the three months ended June 30, 2020, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of June 30, 2020.
Item 3. Defaults upon senior securities
None.

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
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104
XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Inline XBRL Taxonomy Extension Schema Document.
Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Inline XBRL Taxonomy Extension Definition Linkbase Document.
Inline XBRL Taxonomy Extension Label Linkbase Document.
Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
X X X X X X X

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

e.l.f. Beauty, Inc.

August 6, 2020	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

August 6, 2020	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)