Form 10-Q
period 2020-09-30
e.l.f. Beauty, Inc.
filed 2020-11-05
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 30, 2020 was 51,033,310 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2020	March 31, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$41,041	$46,167	$58,747
Accounts receivable, net	33,844	29,721	27,715
Inventory, net	64,486	46,209	50,850
Prepaid expenses and other current assets	12,389	10,263	7,813
Total current assets	151,760	132,360	145,125
Property and equipment, net	16,270	17,171	16,059
Intangible assets, net	98,348	102,410	93,613
Goodwill	171,620	171,321	157,264
Investments	2,875	2,875	2,875
Other assets	32,551	26,967	22,091
Total assets	$473,424	$453,104	$437,027

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$14,219	$12,568	$11,310
Accounts payable	20,544	12,390	14,807
Accrued expenses and other current liabilities	26,264	26,165	20,424
Total current liabilities	61,027	51,123	46,541
Long-term debt and finance lease obligations	118,577	126,088	132,377
Deferred tax liabilities	19,466	21,892	20,096
Long-term operating lease obligations	19,185	11,239	5,846
Other long-term liabilities	516	591	479
Total liabilities	218,771	210,933	205,339

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2020, March 31, 2020 and September 30, 2019; 50,972,425, 50,003,531 and 50,013,772 shares issued and outstanding as of September 30, 2020, March 31, 2020 and September 30, 2019, respectively	494	489	485
Additional paid-in capital	763,731	753,213	750,395
Accumulated deficit	(509,572)	(511,531)	(519,192)
Total stockholders' equity	254,653	242,171	231,688
Total liabilities and stockholders' equity	$473,424	$453,104	$437,027
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net sales	$72,350	$67,615	$136,877	$127,379
Cost of sales	25,212	24,267	46,398	46,840
Gross profit	47,138	43,348	90,479	80,539
Selling, general and administrative expenses	45,170	38,444	85,502	70,499
Restructuring income	—	(4,198)	—	(5,990)
Operating income	1,968	9,102	4,977	16,030
Other (expense) income, net	(859)	586	(889)	937
Interest expense, net	(905)	(1,643)	(2,373)	(3,360)
Income before provision for income taxes	204	8,045	1,715	13,607
Income tax benefit (provision)	243	(1,528)	244	(3,384)
Net income	$447	$6,517	$1,959	$10,223
Comprehensive income	$447	$6,517	$1,959	$10,223
Net income per share:
Basic	$0.01	$0.13	$0.04	$0.21
Diluted	$0.01	$0.13	$0.04	$0.20
Weighted average shares outstanding:
Basic	49,147,366	48,419,845	49,036,519	48,383,095
Diluted	51,748,437	50,939,915	51,344,797	50,628,704
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2020	48,874,742	$489	$753,213	$(511,531)	$242,171
Net income	—	—	—	1,512	1,512
Stock-based compensation	—	—	4,627	—	4,627
Exercise of stock options and vesting of restricted stock	175,561	2	396	—	398
Balance as of June 30, 2020	49,050,303	$491	$758,236	$(510,019)	$248,708
Net income	—	—	—	447	447
Stock-based compensation	—	—	5,385	—	5,385
Exercise of stock options and vesting of restricted stock	263,726	3	110	—	113
Balance as of September 30, 2020	49,314,029	$494	$763,731	$(509,572)	$254,653

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2019	48,288,720	$483	$744,147	$(529,415)	$215,215
Net income	—	—	—	3,706	3,706
Stock-based compensation	—	—	3,926	—	3,926
Exercise of stock options and vesting of restricted stock	179,225	2	238	—	240
Repurchase of common stock	(89,610)	(1)	(1,078)	—	(1,079)
Balance as of June 30, 2019	48,378,335	$484	$747,233	$(525,709)	$222,008
Net income	—	—	—	6,517	6,517
Stock-based compensation	—	—	4,004	—	4,004
Exercise of stock options and vesting of restricted stock	236,803	2	624	—	626
Repurchase of common stock	(89,026)	(1)	(1,466)	—	(1,467)
Balance as of September 30, 2019	48,526,112	$485	$750,395	$(519,192)	$231,688
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Six months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,959	$10,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,597	11,169
Restructuring income	—	(5,990)
Stock-based compensation expense	10,012	7,930
Amortization of debt issuance costs and discount on debt	428	379
Deferred income taxes	(2,465)	3,343
Other, net	(26)	364
Changes in operating assets and liabilities:
Accounts receivable	(4,123)	4,355
Inventories	(18,270)	(7,071)
Prepaid expenses and other assets	(3,008)	(1,202)
Accounts payable and accrued expenses	7,962	4,182
Other liabilities	(1,653)	(10,677)
Net cash provided by operating activities	3,413	17,005

Cash flows from investing activities:
Purchase of property and equipment	(2,746)	(5,534)
Net cash used in investing activities	(2,746)	(5,534)

Cash flows from financing activities:
Proceeds from revolving line of credit	20,000	—
Repayment of revolving line of credit	(20,000)	—
Repayment of long-term debt	(5,569)	(4,538)
Debt issuance costs paid	(334)	—
Repurchase of common stock	—	(2,546)
Cash received from issuance of common stock	511	866
Other, net	(401)	(380)
Net cash used in financing activities	(5,793)	(6,598)

Net (decrease) increase in cash and cash equivalents	(5,126)	4,873
Cash and cash equivalents - beginning of period	46,167	53,874
Cash and cash equivalents - end of period	$41,041	$58,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1—Nature of operations
e.l.f. Beauty, Inc. (“e.l.f. Beauty,” and together with its subsidiaries, the “Company” or “we”) was formed as a Delaware corporation on December 20, 2013. e.l.f. Beauty is organized as a holding company and operates through its subsidiaries, e.l.f. Cosmetics, Inc. and W3LL PEOPLE, Inc. The Company’s brands are e.l.f Cosmetics, W3LL PEOPLE and Keys Soulcare. e.l.f. Cosmetics makes the best of beauty accessible to every eye, lip and face by offering high-quality, prestige-inspired cosmetics and skincare products at an extraordinary value, 100% vegan and cruelty-free. W3LL PEOPLE is a clean beauty pioneer, raising the standard for high-performance, plant-powered, cruelty-free cosmetics since 2008. Keys Soulcare is a lifestyle beauty brand created with artist, producer, actress and New York Times best-selling author Alicia Keys. With an inclusive point of view, an authentic voice and a line of skin-loving, dermatologist-developed, cruelty-free products, Keys Soulcare aims to bring new meaning to beauty by honoring ritual in our daily life and practicing intention in every action.
Note 2—Summary of significant accounting policies
Basis of presentation
This report reflects the Company's second quarter of the fiscal year ending March 31, 2021, covering the period from July 1, 2020 to September 30, 2020 for the three months ended September 30, 2020 and the period from April 1, 2020 to September 30, 2020 for the six months ended September 30, 2020.
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2020, March 31, 2020 and September 30, 2019, and its results of operations and stockholders' equity for the three and six months ended September 30, 2020 and September 30, 2019 and its cash flows for the six months ended September 30, 2020 and September 30, 2019. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Change in filing status
The Company is currently an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012. Because the market value of the Company's common stock held by non-affiliates exceeded $700 million as of September 30, 2020, commencing April 1, 2021, the Company will be a large accelerated filer and, accordingly, will no longer qualify as an emerging growth company.
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
Revenue recognition
The Company distributes products both through national and international retailers, as well as direct-to-consumers through its e-commerce channel. The marketing and consumer engagement benefits that the direct-to-consumer channel provides is integral to the Company’s brand and product development strategy and drives sales across channels. As such, the Company views its two primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
The Company sells a variety of beauty products but does not consider them to be meaningfully different revenue streams given similarities in the nature of the products, the target consumer and the innovation and distribution processes.
The following table provides disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers (in thousands).

	Three months ended September 30,		Six months ended September 30,
Net sales by geographic region:	2020	2019	2020	2019
United States	$63,655	$59,731	$121,552	$113,511
International	8,695	7,884	15,325	13,868
Total net sales	$72,350	$67,615	$136,877	$127,379
As of September 30, 2020, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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
Note 3—Acquisitions
On February 24, 2020, the Company, through its wholly owned subsidiary, e.l.f. Cosmetics, Inc., completed its acquisition of W3LL PEOPLE, Inc., a Santa Fe, New Mexico-based privately held, clean beauty company with a mission to create premium quality clean products that help people be well, look well and do well. The purchase price of $25.9 million was in all cash and the total consideration in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions and (ii) indemnification obligations of W3LL PEOPLE, Inc.'s stockholders after the closing of the acquisition.
The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocation and calculation of residual goodwill was finalized during the quarter ended September 30, 2020. W3LL PEOPLE, Inc.'s results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

The following table presents the purchase price allocation recorded in the Company's consolidated balance sheet on acquisition date and upon finalization during the quarter ended September 30, 2020. An incremental adjustment of $0.3 million was recorded to increase contract liabilities and increase goodwill. The adjustment reflects finalization of purchase accounting for facts and circumstances that existed upon the acquisition date as follows (in thousands):

Net tangible assets	$1,978
Goodwill(1)	14,357
Intangible assets	12,340
Net deferred tax liability	(2,752)
Total purchase price consideration	$25,923

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
Note 4—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and six months ended September 30, 2020 or 2019, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and six months ended September 30, 2020.
Note 5—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of September 30, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(46,380)	$31,220
Customer relationships – e-commerce	3 years	3,940	(3,908)	32
Trademarks	10 years	3,500	(204)	3,296
Total finite-lived intangibles		85,040	(50,492)	34,548
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(50,492)	$269,968

Information regarding the Company’s goodwill and intangible assets as of March 31, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(42,500)	$35,100
Customer relationships – e-commerce	3 years	3,940	(3,901)	39
Trademarks	10 years	3,500	(29)	3,471
Total finite-lived intangibles		85,040	(46,430)	38,610
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,321	—	171,321
Total goodwill and other intangibles		$320,161	$(46,430)	$273,731
Information regarding the Company’s goodwill and intangible assets as of September 30, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(38,987)	$29,813
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(42,887)	29,813
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(42,887)	$250,877
Amortization expense on finite-lived intangible assets was $2.0 million and $4.1 million in the three and six months ended September 30, 2020, respectively, and $1.7 million and $3.4 million in the three and six months ended September 30, 2019, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and six months ended September 30, 2020 and September 30, 2019.
An incremental adjustment $0.3 million of goodwill was recorded in the quarter ended September 30, 2020 as the result of finalization of purchase accounting from the W3LL PEOPLE acquisition.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of September 30, 2020 is as follows (in thousands):

Remainder of Fiscal 2021	$4,062
2022	8,123
2023	8,122
2024	6,963
2025	1,230
Thereafter	6,048
Total	$34,548

Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2020, March 31, 2020 and September 30, 2019 consisted of the following (in thousands):

	September 30, 2020	March 31, 2020	September 30, 2019
Accrued expenses	$14,465	$12,518	$10,646
Current portion of operating lease liabilities	3,374	3,083	2,727
Accrued compensation	6,277	9,542	5,390
Other current liabilities	2,148	1,022	1,661
Accrued expenses and other current liabilities	$26,264	$26,165	$20,424
Note 7—Debt
The Company’s outstanding debt as of September 30, 2020, March 31, 2020 and September 30, 2019 consisted of the following (in thousands):

	September 30, 2020	March 31, 2020	September 30, 2019
Term loan(1)	$130,537	$135,853	$140,543
Finance lease obligations	2,611	3,012	3,402
Total debt(2)	133,148	138,865	143,945
Less: debt issuance costs	(352)	(209)	(258)
Total debt, net of issuance costs	132,796	138,656	143,687
Less: current portion	(14,219)	(12,568)	(11,310)
Long-term portion of debt	$118,577	$126,088	$132,377
(1) See Note 10, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement (the "Credit Agreement”). As of September 30, 2020, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
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
April 2020 Credit Agreement Amendment
On April 8, 2020, the Company entered into a Third Amendment to Credit Agreement (the "Amendment"), amending the Credit Agreement to modify the Company’s quarterly maintenance covenants, and to add interest rates with respect to borrowings associated with the added increased maximum permitted total net leverage ratios.
Pursuant to the Amendment, borrowings under both the $50.0 million revolving line of credit (the “Revolving Credit Facility”) and the $165.0 million term loan (the “Term Loan Facility”) bear interest, at the Company's option, at either a rate per annum equal to (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 3.25% based on the Company's consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.25% based on the Company's consolidated total net leverage ratio. The interest rate as of September 30, 2020 for the Term Loan Facility was approximately 1.7%.

All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of the Company's assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on the Company's consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit

Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of September 30, 2020 was $49.8 million.
Note 8 —Commitments and contingencies
Legal contingencies
From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 9—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the six months ended September 30, 2020:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2020	1,999,553	$13.17
Exercised	(136,769)	3.32
Canceled or forfeited	(14,641)	23.39
Balance as of September 30, 2020	1,848,143	$13.82	6.4	$8,961

Exercisable, September 30, 2020	1,354,782	$13.52	5.8	$6,992
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $18.37, as reported on the New York Stock Exchange on September 30, 2020.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.5 million and $1.1 million in the three and six months ended September 30, 2020, respectively, and $0.6 million and $1.2 million in the three and six months ended September 30, 2019, respectively. As of September 30, 2020, there was $2.1 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 2.3 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance- or market-based vesting conditions for the six months ended September 30, 2020:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2020	1,252,932	$7.97
Exercised	(27,600)	1.84
Balance as of September 30, 2020	1,225,332	$8.07	4.5	$15,159

Exercisable, September 30, 2020	925,332	$1.99	3.9	$15,159
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $18.37, as reported on the New York Stock Exchange on September 30, 2020.

As of September 30, 2020 and September 30, 2019, there was no unrecognized compensation cost related to stock options with performance-based and market-based vesting conditions.

Restricted stock and RSUs
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the six months ended September 30, 2020:

	RSUs and shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2020	2,311,768	$12.86
Granted	1,108,344	16.98
Vested	(274,918)	14.15
Canceled or forfeited	(150,819)	14.32
Balance as of September 30, 2020	2,994,375	$14.19
As of September 30, 2020, there were 1,658,396 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $4.9 million and $8.9 million in the three and six months ended September 30, 2020, respectively, and $3.4 million and $6.7 million in the three and six months ended September 30, 2019, respectively. As of September 30, 2020, there was $32.8 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.
Note 10—Restructuring and other related costs
In February 2019, the Company closed all 22 e.l.f. retail stores and implemented a workforce reduction of employees that operated and managed the e.l.f. retail stores (the “Restructuring Plan”).
The following table presents the restructuring (income) expenses incurred for the three and six months ended September 30, 2020 and September 30, 2019, respectively (in thousands) in connection with the Restructuring Plan:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Gain from extinguishment of lease liabilities	$—	$(5,096)	$—	$(7,733)
Other costs, including other asset write-offs	—	898	—	1,743
Total	$—	$(4,198)	$—	$(5,990)
The gain from extinguishment of lease liabilities represents the difference between the aggregate operating lease liability and the aggregate cash payment incurred to extinguish such liability. The majority of the other costs incurred during the three and six months ended September 30, 2019 are legal fees related to these extinguishments. As of March 31, 2020, the Company had settled all outstanding lease liabilities related to its e.l.f. retail store closures and does not expect to incur additional costs associated with the Restructuring Plan. Accordingly, there were no restructuring expenses incurred during the three and six months ended September 30, 2020.

Liabilities related to the Restructuring Plan are reported within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. There were no costs incurred or cash disbursements made during the three and six months ended September 30, 2020. The following table presents a roll-forward of the Company's restructuring liability for the three and six months ended September 30, 2019 (in thousands):

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
Note 11—Repurchase of common stock
On May 8, 2019, the Company's board of directors authorized a share repurchase program to acquire up to $25.0 million of the Company’s common stock (the “Share Repurchase Program”). Purchases under the Share Repurchase Program may be made from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program does not require the Company to repurchase any specific number of shares of its common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any additional shares will be purchased under the Share Repurchase Program and such shares are intended to be retired after purchase.
The Company did not repurchase any shares during the three and six months ended September 30, 2020. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of September 30, 2020.

Note 12—Net income per share
The Company computes basic net income per share using the weighted-average number of shares of common stock outstanding. Diluted net income per share amounts are calculated using the treasury stock method for equity-based compensation awards. The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations (in thousands, except share and per share data):

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$447	$6,517	$1,959	$10,223

Denominator:
Weighted-average common shares outstanding - basic	49,147,366	48,419,845	49,036,519	48,383,095
Dilutive common equivalent shares from equity awards	2,601,071	2,520,070	2,308,278	2,245,609
Weighted-average common shares outstanding - diluted	51,748,437	50,939,915	51,344,797	50,628,704

Net income per share:
Basic	$0.01	$0.13	$0.04	$0.21
Diluted	$0.01	$0.13	$0.04	$0.20

Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	857,698	1,944,662	1,712,824	2,417,982
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

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company's adoption of ASC 842 as of September 30, 2020 and September 30, 2019 is as follows (in thousands):

	Classification	September 30, 2020	September 30, 2019
Assets
Operating lease assets (a)	Other assets	$21,548	$8,080
Finance lease assets (b)	Other assets	1,599	2,591
Total leased assets		$23,147	$10,671
Liabilities
Current
Operating (a)	Accrued expenses and other current liabilities	$3,374	$2,727
Finance	Current portion of long-term debt and finance lease obligations	812	791
Noncurrent
Operating (a)	Long-term operating lease obligations	19,185	5,846
Finance	Long-term debt and finance lease obligations	1,799	2,611
Total lease liabilities		$25,170	$11,975
_____________________
(a) In accordance with ASC 842, $15.7 million of ROU assets related to operating leases were derecognized in the three months ended March 31, 2019 in connection with the Restructuring Plan. Pursuant to ASC 842, each related lease liability is derecognized only after the Company is released from that liability. See Note 10, “Restructuring and other related costs” for further details on the Restructuring Plan and the gain recorded on lease liabilities derecognized in the three and six months ended September 30, 2019.
(b) Finance leases are recorded net of accumulated amortization of $3.4 million and $2.4 million as of September 30, 2020 and September 30, 2019, respectively.
For the three and six months ended September 30, 2020 and September 30, 2019, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended September 30,		Six months ended September 30,
	Classification	2020	2019	2020	2019
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,046	$755	$2,126	$1,384
Gain from extinguishment of lease liabilities	Restructuring income	—	(5,096)	—	(7,733)
Finance lease cost
Amortization of leased assets	SG&A expenses	247	249	495	499
Interest on lease liabilities	Interest expense, net	36	46	74	94
Total lease cost (gain)		$1,329	$(4,046)	$2,695	$(5,756)

As of September 30, 2020, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of Fiscal 2021	$1,896	$475	$2,371
2022	4,239	908	5,147
2023	3,973	1,208	5,181
2024	4,073	234	4,307
2025	3,673	—	3,673
Thereafter	7,063	—	7,063
Total lease payments	24,917	2,825	$27,742
Less: Interest	2,358	214
Present value of lease liabilities	$22,559	$2,611
For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of September 30, 2020 and September 30, 2019, the weighted-average remaining lease term (in years) and discount rate were as follows:

	September 30, 2020	September 30, 2019
Weighted-average remaining lease term
Operating leases	6.5 years	3.5 years
Finance leases	2.8 years	3.8 years
Weighted-average discount rate
Operating leases	2.8%	4.6%
Finance leases	5.2%	5.2%
Operating cash outflows from operating leases for the six months ended September 30, 2020 and September 30, 2019 were $1.8 million and $9.0 million, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
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
Cautionary note regarding forward-looking statements
The MD&A and other parts of this Quarterly Report contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” ”believe,” “contemplate,” “continue,” "could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Overview
We are a beauty company that offers inclusive, accessible, cruelty-free cosmetics and skin-care products.

We believe our unique ability to deliver 100% cruelty-free, premium-quality beauty products at accessible prices with universal appeal differentiates us in the beauty industry. The combination of our fundamental value equation, digital-led strategy, as well as our world-class team’s ability to execute with speed and quality, has positioned us well to navigate a rapidly changing landscape in beauty.
Our family of brands includes:
•e.l.f. Cosmetics. e.l.f. Cosmetics makes the best of beauty accessible to every eye, lip and face by offering high-quality, prestige-inspired cosmetics and skincare products at an extraordinary value, 100% vegan and cruelty-free.

•W3LL PEOPLE. W3LL PEOPLE is a clean beauty pioneer, raising the standard for high-performance, plant-powered, cruelty-free cosmetics since 2008. W3LL PEOPLE's product-line includes 35+ EWG VERIFIED™ products, a leading standard of “clean and healthy” in the beauty space.

•Keys Soulcare. Keys Soulcare is a lifestyle beauty brand created with artist, producer, actress and New York Times best-selling author Alicia Keys. With an inclusive point of view, an authentic voice and a line of skin-loving, dermatologist-developed, cruelty-free products, Keys Soulcare aims to bring new meaning to beauty by honoring ritual in our daily life and practicing intention in every action. We are planning to launch Keys Soulcare in early 2021.

Our family of brands is available online and across leading beauty, mass-market, and clean beauty specialty retailers. Along with our e-commerce channels, we have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both within existing retailers and with new retailers, domestically and internationally.
•National retailers. We sell our products in the United States in the mass, drug store, food and specialty retail channels.

•e-commerce. Our e-commerce platforms are an important component of our engagement and innovation model. We have nurtured a loyal, highly active online community for over a decade. Our native roots as an e-commerce company and our digital engagement model drive conversion on our e-commerce websites, where we sell our full product offerings.

•International. Our products are also sold in a number of international markets, including the United Kingdom, Canada, Mexico, China, Germany and Australia.

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
COVID-19
We anticipate our sales will continue to be impacted during the COVID-19 pandemic until consumers return to normal shopping patterns. We continue to focus on the following areas to address the impact of the COVID-19 pandemic on the business: 1) supporting the health and safety of our employees and community; 2) minimizing disruption to the supply chain; and 3) keeping adequate levels of liquidity and flexibility within our Credit Agreement (as defined below under the heading “Description of indebtedness”).

Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season and customer shelf reset activities, respectively. Lower holiday purchases or shifts in customer shelf reset activity could have a disproportionate effect on our results of operations for the entire fiscal year. To support anticipated higher sales during the third and fourth fiscal quarters, we make investments in working capital to ensure inventory levels can support demand. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or impact our liquidity.
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2020	2019	2020	2019
Net sales	$72,350	$67,615	$136,877	$127,379
Cost of sales	25,212	24,267	46,398	46,840
Gross profit	47,138	43,348	90,479	80,539
Selling, general and administrative expenses	45,170	38,444	85,502	70,499
Restructuring income	—	(4,198)	—	(5,990)
Operating income	1,968	9,102	4,977	16,030
Other (expense) income, net	(859)	586	(889)	937
Interest expense, net	(905)	(1,643)	(2,373)	(3,360)
Income before provision for income taxes	204	8,045	1,715	13,607
Income tax benefit (provision)	243	(1,528)	244	(3,384)
Net income	$447	$6,517	$1,959	$10,223
Comprehensive income	$447	$6,517	$1,959	$10,223

	Three months ended September 30,		Six months ended September 30,
(percentage of net sales)	2020	2019	2020	2019
Net sales	100%	100%	100%	100%
Cost of sales	35%	36%	34%	37%
Gross margin	65%	64%	66%	63%
Selling, general and administrative expenses	62%	57%	62%	55%
Restructuring income	—%	(6)%	—%	(5)%
Operating income	3%	13%	4%	13%
Other (expense) income, net	(1)%	1%	(1)%	1%
Interest expense, net	(1)%	(2)%	(2)%	(3)%
Income before provision for income taxes	—%	12%	1%	11%
Income tax benefit (provision)	—%	(2)%	—%	(3)%
Net income	1%	10%	1%	8%
Comprehensive income	1%	10%	1%	8%

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019
Net sales
Net sales increased 7%, or $4.7 million, to $72.4 million for the three months ended September 30, 2020, from $67.6 million for the three months ended September 30, 2019. The increase was primarily driven by strength in digital, as well as growth internationally and within Nielsen tracked channel customers.
Gross profit
Gross profit increased $3.8 million, or 9%, to $47.1 million for the three months ended September 30, 2020, compared to $43.3 million for the three months ended September 30, 2019. Gross margin increased to 65% from 64%, when compared to the three months ended September 30, 2019. The improvement was primarily driven by a combination of margin accretive product mix and cost savings, a favorable foreign exchange impact, and a shift in sales mix to elfcosmetics.com, partially offset by the impact of tariffs on goods imported from China and certain costs associated with space expansion and customer reset activity.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") were $45.2 million for the three months ended September 30, 2020, an increase of $6.7 million, or 17%, from $38.4 million for the three months ended September 30, 2019. SG&A expenses as a percentage of net sales increased to 62% for the three months ended September 30, 2020 from 57% for the three months ended September 30, 2019. The $6.7 million increase was primarily due to increased employee compensation costs related to annualizing headcount from building out the Company's marketing, digital and innovation capabilities, investments in marketing and digital, operations costs driven by the increase in e-commerce sales, and certain costs to support merchandising and retailer reset activity.
Restructuring income
We incurred no expenses related to the Restructuring Plan for the three months ended September 30, 2020. We recognized restructuring income of $4.2 million for the three months ended September 30, 2019, which included a $5.1 million gain related to operating lease liabilities that were extinguished during the period. We have settled all outstanding lease liabilities related to the Restructuring Plan and we do not expect to incur additional material costs associated with the Restructuring Plan.
Other (expense) income, net
Other expense totaled $0.9 million for the three months ended September 30, 2020, as compared to other income of $0.6 million for the three months ended September 30, 2019. The year-over-year variance was primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.7 million, or 45%, to $0.9 million for the three months ended September 30, 2020, as compared to $1.6 million for the three months ended September 30, 2019. This decrease was due to a lower outstanding balance on our long-term debt as well as a decline in interest rates.
Income tax provision
The benefit for income taxes was $0.2 million, or an effective rate of (119.1)%, for the three months ended September 30, 2020, as compared to a provision of $1.5 million, or an effective rate of 19.0%, for the three months ended September 30, 2019. The change was primarily driven by a decrease in income before taxes of $7.8 million, while discrete tax benefits, primarily related to stock-based compensation, were consistent in both periods.

Comparison of the six months ended September 30, 2020 to the six months ended September 30, 2019
Net sales
Net sales increased 7%, or $9.5 million, to $136.9 million for the six months ended September 30, 2020, from $127.4 million for the six months ended September 30, 2019. The increase was primarily driven by strength in digital, as well as growth internationally and within Nielsen tracked channel customers.
Gross profit
Gross profit increased $9.9 million, or 12%, to $90.5 million for the six months ended September 30, 2020, compared to $80.5 million for the six months ended September 30, 2019. Gross margin increased to 66% from 63%, when compared to the six months ended September 30, 2019. The improvement was primarily driven by a combination of margin accretive product mix and cost savings, price increases implemented last summer, a favorable foreign exchange impact, and a shift in sales mix to elfcosmetics.com, partially offset by the impact of tariffs on goods imported from China.
Selling, general and administrative expenses
SG&A expenses were $85.5 million for the six months ended September 30, 2020, an increase of $15.0 million, or 21%, from $70.5 million for the six months ended September 30, 2019. SG&A expenses as a percentage of net sales increased to 62% for the six months ended September 30, 2020 from 55% for the six months ended September 30, 2019. The $15.0 million increase was primarily due to increased employee compensation costs related to annualizing headcount from building out our marketing, digital and innovation capabilities, proxy contest costs, investments in marketing and digital, operations costs driven by the increase in e-commerce sales, and certain costs to support merchandising and retailer reset activity.
Restructuring income
We incurred no expenses related to the Restructuring Plan for the six months ended September 30, 2020. We recognized restructuring income of $6.0 million for the six months ended September 30, 2019, which included a $7.7 million gain related to operating lease liabilities that were extinguished during the period. We have settled all outstanding lease liabilities related to the Restructuring Plan and we do not expect to incur additional material costs associated with the Restructuring Plan.
Other (expense) income, net
Other expense totaled $0.9 million for the six months ended September 30, 2020, as compared to other income of $0.9 million for the six months ended September 30, 2019. The year-over-year variance was primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $1.0 million, or 29%, to $2.4 million for the six months ended September 30, 2020, as compared to $3.4 million for the six months ended September 30, 2019. This decrease was due to a lower outstanding balance on long-term debt as well as a decline in interest rates.
Income tax provision
The benefit for income taxes was $0.2 million, or an effective rate of (14.2)%, for the six months ended September 30, 2020, as compared to a provision of $3.4 million, or an effective rate of 24.9%, for the six months ended September 30, 2019. The change was primarily driven by a decrease in income before taxes of $11.9 million and an increase in discrete tax benefit of $0.7 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of September 30, 2020, we held $41.0 million of cash and cash equivalents. In addition, as of September 30, 2020, we had borrowing capacity of $49.8 million under our Revolving Credit Facility.
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion within or to additional retailer store locations. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.

Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of September 30, 2020, we had working capital, excluding cash, of $49.7 million, compared to $35.1 million as of March 31, 2020. Working capital, excluding cash and debt, was $63.9 million and $47.6 million as of September 30, 2020 and March 31, 2020, respectively.
We believe that our operating cash flow, cash on hand and available financing under our Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. If necessary, we can borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A “Risk Factors”. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our customers and manage production and our supply chain.
Cash flows

	Six months ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$3,413	$17,005
Investing activities	(2,746)	(5,534)
Financing activities	(5,793)	(6,598)
Net (decrease) increase in cash:	$(5,126)	$4,873
Cash provided by operating activities
For the six months ended September 30, 2020, net cash provided by operating activities was $3.4 million. This included net income before adding depreciation, amortization and other non-cash items of $22.5 million and an increase in net working capital of $19.1 million. The increase in net working capital from the six months ended September 30, 2019 was driven by a $18.3 million increase in inventory, partially offset by the timing of cash payments related to accounts payable and accrued expenses.

For the six months ended September 30, 2019, net cash provided by operating activities was $17.0 million. This included net income before adding depreciation, amortization and other non-cash items of $27.4 million and an increase in net working capital of $10.4 million. The increase in net working capital from the six months ended September 30, 2018 was driven by a $10.7 million decrease in other liabilities primarily related to termination payments on store leases.

Cash used in investing activities
For the six months ended September 30, 2020, net cash used in investing activities was $2.7 million. The decrease from the six months ended September 30, 2019 was primarily driven by capitalized implementation costs related to cloud computing arrangements in the six months ended September 30, 2019, which are now included in cash provided by operating activities following the adoption of ASU 2018-15, Intangibles - Goodwill and Other Internal-Use-Software on April 1, 2020.

For the six months ended September 30, 2019, net cash used in investing activities was $5.5 million. The increase from the six months ended September 30, 2018 was primarily driven by new customer fixture programs.

Cash used in financing activities
For the six months ended September 30, 2020, net cash used in financing activities was $5.8 million and was primarily related to mandatory principal payments under the Term Loan Facility (as defined below under "Description of indebtedness") and a payment on debt issuance costs, partially offset by cash received from exercise of stock options.

For the six months ended September 30, 2019, net cash used in financing activities was $6.6 million and was primarily related to mandatory principal payments under our Term Loan Facility, as well as share repurchases made pursuant to the Share Repurchase Program.
Description of indebtedness
Senior secured credit agreement, as amended
On December 23, 2016, we entered into a five-year, $200.0 million Senior Secured Credit Agreement (as amended, the "Credit Agreement") with a syndicate consisting of several large financial institutions. The Credit Agreement was first amended on August 25, 2017, increasing the aggregate commitments to $215.0 million. The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Revolving Credit Facility”) and a $165.0 million term loan (the “Term Loan Facility”). The Credit Agreement was amended again on December 7, 2018 to reflect the change in our fiscal year-end from December 31 to March 31. The Credit Agreement was further amended on April 8, 2020 to (i) increase the maximum permitted total net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, (ii) reduce the minimum fixed charge coverage ratio for the fiscal quarters ending December 31, 2020 and March 31, 2021, (iii) add additional interest rates to correspond to the increased maximum permitted total net leverage ratios, (iv) increase the amount of cash netted in the calculation of the consolidated total net leverage ratio and (v) amend the language around the level of add backs to the adjusted consolidated EBITDA definition.
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of September 30, 2020 was $49.8 million.
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
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 3.25% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.25% based on our consolidated total net leverage ratio. The interest rate as of September 30, 2020 for the Term Loan Facility was approximately 1.7%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of September 30, 2020, we were in compliance with all financial covenants.
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
Item 3. Quantitative and qualitative disclosures about market risk.
There have been no material changes to our primary risk exposures or management of market risks from those disclosed in the Annual Report.
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of September 30, 2020, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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
Below is a summary of some of the principal risks we face:

•The beauty industry is highly competitive, and if we are unable to compete effectively our results will suffer.

•Our new product introductions may not be as successful as we anticipate.

•Any damage to our reputation or brands may materially and adversely affect our business, financial condition and results of operations.

•Our success depends, in part, on the quality, performance and safety of our products.

•We may not be able to successfully implement our growth strategy.

•Our growth and profitability are dependent on a number of factors, and our historical growth may not be indicative of our future growth.

•We may be unable to manage our growth effectively.

•A disruption in our operations could materially and adversely affect our business.

•We rely on a number of third‐party suppliers, manufacturers, distributors and other vendors.

•We depend on a limited number of retailers for a large portion of our net sales, and the loss of one or more of these retailers, or business challenges at one or more of these retailers, could adversely affect our results of operations.

•We have significant operations in China, which exposes us to risks inherent in doing business in that country.

•If we are unable to protect our intellectual property the value of our brand and other intangible assets may be diminished.

•Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties.

•Commencing March 31, 2021, we will no longer be an emerging growth company and the reduced compliance requirements applicable to emerging growth companies will no longer apply to us.

Risks factors related to the beauty industry

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
Our ability to compete also depends on the continued strength of our brand and products, the success of our marketing, innovation and execution strategies, the continued diversity of our product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, and our success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.
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
Risks factors related to our growth and profitability

We may not be able to successfully implement our growth strategy.
Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to:
•drive demand in the brand;
•invest in digital capabilities;
•improve productivity in our national retailers;
•focus on first-to-mass by providing prestige quality products at an extraordinary value;
•implement the necessary cost savings to help fund our marketing and digital investments; and
•pursue strategic extensions that can leverage our strengths and bring new capabilities.

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
Our historical growth should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could decline, or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:
•we may lose one or more significant retail customers, or sales of our products through these retail customers may decrease;
•the ability of our third-party suppliers and manufacturers to produce our products and of our distributors to distribute our products could be disrupted;
•because substantially all of our products are sourced and manufactured in China, our operations are susceptible to risks inherent in doing business there;
•our products may be the subject of regulatory actions, including but not limited to actions by the FDA, the FTC and the CPSC in the United States;
•we may be unable to introduce new products that appeal to consumers or otherwise successfully compete with our competitors in the beauty industry;
•we may be unsuccessful in enhancing the recognition and reputation of our brand, and our brand may be damaged as a result of, among other reasons, our failure, or alleged failure, to comply with applicable ethical, social, product, labor or environmental standards;
•we may experience service interruptions, data corruption, cyber-based attacks or network security breaches which result in the disruption of our operating systems or the loss of confidential information of our consumers;
•we may be unable to retain key members of our senior management team or attract and retain other qualified personnel; and
•we may be affected by any adverse economic conditions in the United States or internationally.
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
We frequently review acquisition and strategic investment opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•potentially increased regulatory and compliance requirements;
•implementation or remediation of controls, procedures and policies at the acquired company;
•diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;
•coordination of product, sales, marketing and program and systems management functions;
•transition of the acquired company’s users and customers onto our systems;
•retention of employees from the acquired company;
•integration of employees from the acquired company into our organization;
•integration of the acquired company’s accounting, information management, human resources and other administrative systems and operations into our systems and operations;
•liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.
If we are unable to address these difficulties and challenges or other problems encountered in connection with any acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally.
To the extent that we pay the consideration for any acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations.
Risk factors related to our business operations

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
We rely on a number of third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
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
Further, our third-party manufacturers, suppliers and distributors may:
•have economic or business interests or goals that are inconsistent with ours;
•take actions contrary to our instructions, requests, policies or objectives;
•be unable or unwilling to fulfill their obligations under relevant purchase orders, including obligations to meet our production deadlines, quality standards, pricing guidelines and product specifications, or to comply with applicable regulations, including those regarding the safety and quality of products and ingredients and good manufacturing practices;
•have financial difficulties;
•encounter raw material or labor shortages;
•encounter increases in raw material or labor costs which may affect our procurement costs;
•disclose our confidential information or intellectual property to competitors or third parties;
•engage in activities or employ practices that may harm our reputation; and
•work with, be acquired by, or come under control of, our competitors.

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

The outbreak of the COVID-19 has been declared a pandemic by the World Health Organization and continues to spread in the United States and around the world. Related government and private sector responsive actions, as well as changes in consumer shopping behaviors, have adversely affected, and will continue to adversely affect our business, financial condition and results of operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is rapidly evolving.
In response to the spread of the COVID-19, international, federal, state and local governments have ordered the shutdown of non-essential businesses and have recommended precautions to mitigate the spread of the COVID-19, including warning against congregating in heavily populated areas, such as malls, shopping centers, and other retailers. There is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19, as well as its impact on the U.S. and global economy and our consumers’ shopping habits.
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
The uncertainty around the duration of business disruptions and the extent of the spread of the COVID-19 in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending and shopping behaviors. Any of these outcomes could have an adverse impact on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 and the actions taken to contain it or treat its impact.
Risk factors related to our financial condition

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of September 30, 2020, we had a total of $133.1 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.8 million under our Revolving Credit Facility (as defined in Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of funding growth, working capital, capital expenditures, investments or other cash requirements;
•reducing our flexibility to adjust to changing business conditions or obtain additional financing;
•exposing us to the risk of increased interest rates as our borrowings are at variable rates;
•making it more difficult for us to make payments on our indebtedness;
•subjecting us to restrictive covenants that may limit our flexibility in operating our business, including our ability to take certain actions with respect to indebtedness, liens, sales of assets, consolidations and mergers, affiliate transactions, dividends and other distributions and changes of control;
•subjecting us to maintenance covenants which require us to maintain specific financial ratios; and
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes.
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

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments could materially and adversely affect our business, financial condition and results of operations.

Changes in law and policy relating to taxes could materially and adversely affect our business, financial condition and results of operations. For example, the Tax Cuts and Jobs Act ("2017 Tax Act") and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) remain unclear in many respects. As such, the 2017 Tax Act and the CARES ACT could be subject to potential amendments and technical corrections or be subject to interpretation and implementing regulations by the Treasury and U.S. Internal Revenue Service, any of which could mitigate or increase certain adverse tax effects of the 2017 Tax Act or the CARES Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.
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
Risk factors related to our consumers and the seasonality of our business

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
Because a high percentage of our sales are made through our retail customers, our results are subject to risks relating to the general business performance of our key retail customers. Factors that adversely affect our retail customers’ businesses may also have a material adverse effect on our business, financial condition and results of operations. These factors may include:
•any reduction in consumer traffic and demand at our retail customers as a result of economic downturns, pandemics or other health crises, changes in consumer preferences or reputational damage as a result of, among other developments, data privacy breaches, regulatory investigations or employee misconduct;
•any credit risks associated with the financial condition of our retail customers;
•the effect of consolidation or weakness in the retail industry or at certain retail customers, including store closures and the resulting uncertainty; and
•inventory reduction initiatives and other factors affecting retail customer buying patterns, including any reduction in retail space committed to beauty products and retailer practices used to control inventory shrinkage.

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
Risk factors related to information technology and cybersecurity

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.
We rely on information technology networks and systems to market and sell our products, to process electronic and financial information, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of information systems to effectively process retail customer orders and fulfill consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, retail customers, consumers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions and our ability to receive and process retail customer and e-commerce orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown, we may incur substantial cost in repairing or replacing these systems, and if we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.
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
Risk factors related to conducting business internationally

We have significant operations in China, which exposes us to risks inherent in doing business in that country.
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of September 30, 2020, we had a team of 72 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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
We are subject to international business uncertainties.*
We sell our products to customers located outside the United States. In addition, substantially all of our third-party suppliers and manufacturers are located in China and certain other foreign countries. We intend to continue to sell to customers outside the United States and maintain our relationships in China and other foreign countries where have suppliers and manufacturers. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:
•difficulties in staffing and managing foreign operations;
•burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the European Union;
•adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
•political and economic instability;
•terrorist activities and natural disasters;
•trade restrictions;
•differing employment practices and laws and labor disruptions;
•the imposition of government controls;
•an inability to use or to obtain adequate intellectual property protection for our key brands and products;

•tariffs and customs duties and the classifications of our goods by applicable governmental bodies;
•a legal system subject to undue influence or corruption;
•a business culture in which illegal sales practices may be prevalent;
•logistics and sourcing; and
•military conflicts.
The occurrence of any of these risks could negatively affect our international business and consequently our overall business, financial condition and results of operations.
Risk factors related to evolving laws and regulations and compliance with laws and regulations

New laws, regulations, enforcement trends or changes in existing regulations governing the introduction, marketing and sale of our products to consumers could harm our business.
There has been an increase in regulatory activity and activism in the United States and abroad, and the regulatory landscape is becoming more complex with increasingly strict requirements. If this trend continues, we may find it necessary to alter some of the ways we have traditionally manufactured and marketed our products in order to stay in compliance with a changing regulatory landscape, and this could add to the costs of our operations and have an adverse impact on our business. To the extent federal, state, local or foreign regulatory changes regarding consumer protection, or the ingredients, claims or safety of our products occur in the future, they could require us to reformulate or discontinue certain of our products, revise the product packaging or labeling, or adjust operations and systems, any of which could result in, among other things, increased costs, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable regulations could result in enforcement action by the FDA or other regulatory authorities within or outside the United States, including but not limited to product seizures, injunctions, product recalls and criminal or civil monetary penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.
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

Risk factors related to legal and regulatory proceedings

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
Risk factors related to intellectual property
If we are unable to protect our intellectual property the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.*
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brand and proprietary information, technologies and processes. Our principal intellectual property assets include the registered trademarks “e.l.f.,” “e.l.f. eyes lips face,” “W3LL PEOPLE,” and “Keys Soulcare.” Our trademarks are valuable assets that support our brand and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brand in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.
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
Our agreement with Alicia Keys for our Keys Soulcare brand may be terminated if specified conditions are not met.*

We have an agreement with Alicia Keys regarding our Keys Soulcare brand, which, among other things, includes a license for her likeness and imposes various obligations on us. If we breach our obligations, our rights under the agreement could be terminated by Alicia Keys and we could, among other things, have to pay damages, lose our ability to associate the Keys Soulcare brand with her, lose our ability to sell products branded as Keys Soulcare, lose any upfront investments made in connection with the Keys Soulcare brand, and sustain reputational damage. Each of these risks could have an adverse effect on our business, results of operations and financial condition.

Risk factors related to marketing activities
Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.
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

Our use of email and other messaging services to send communications to consumers may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage consumers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our consumers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by consumers could materially and adversely affect our business, financial condition and results of operations.
Our business could be negatively impacted by corporate citizenship and sustainability matters.
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we may announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing and social investments. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business, financial condition and results of operations.
Actions of activist stockholders could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business.*
While we value open dialogue and input from our stockholders, activist stockholders could take actions that could be costly and time-consuming to us, disrupt our operations, and divert the attention of our board of directors, management, and employees, such as public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain additional services of various professionals to advise us in these matters, including legal, financial and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees or other partners, and cause our stock price to experience periods of volatility or stagnation.
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
We had approximately 199.0 million shares of common stock authorized but unissued and 51,033,310 shares of common stock outstanding as of October 30, 2020. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
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
The holders of up to 5,692,752 shares of our common stock, or approximately 11% of our outstanding common stock based on shares outstanding as of October 30, 2020, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares or to include its or their shares in registration statements that we may file.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things:
•although we do not have a stockholder rights plan, these provisions allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
•these provisions provide for a classified board of directors with staggered three-year terms;
•these provisions require advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•these provisions prohibit stockholder action by written consent;
•these provisions provide for the removal of directors only for cause and only upon affirmative vote of holders of at least 75% of the shares of common stock entitled to vote generally in the election of directors; and
•these provisions require the amendment of certain provisions only by the affirmative vote of at least 75% of the shares of common stock entitled to vote generally in the election of directors.
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
Commencing April 1, 2021, we will no longer be an emerging growth company and the reduced compliance requirements applicable to emerging growth companies will no longer apply to us.*

We currently qualify as an emerging growth company as defined in the JOBS Act. However, because the market value of our common stock held by non-affiliates exceeded $700 million as of September 30, 2020, commencing April 1, 2021, we will be a large accelerated filer. As a result, we will no longer be entitled to rely on exemptions from certain compliance requirements that are applicable to other companies that are emerging growth companies and as such, we will be required to:
•engage an independent registered public accounting firm to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
When we cease to be an emerging growth company, we will be unable to continue to take advantage of cost savings associated with the JOBS Act. Furthermore, if the additional requirements applicable to non-emerging growth companies divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if we are unable to satisfy our obligations as a non-emerging growth company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
Item 2. Unregistered sales of equity securities and use of proceeds.
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

We did not repurchase any shares during the three months ended September 30, 2020, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of September 30, 2020.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None
Item 5. Other information.
None
Item 6. Exhibits.

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
*This certification is deemed furnished, and not filed, with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.l.f. Beauty, Inc.

November 5, 2020	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

November 5, 2020	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)