Form 10-Q
period 2020-12-31
e.l.f. Beauty, Inc.
filed 2021-02-04
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 29, 2021 was 51,240,997 shares.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	December 31, 2020	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$35,439	$46,167	$74,740
Accounts receivable, net	44,555	29,721	35,082
Inventory, net	68,567	46,209	48,382
Prepaid expenses and other current assets	11,728	10,263	8,054
Total current assets	160,289	132,360	166,258
Property and equipment, net	16,790	17,171	16,487
Intangible assets, net	96,317	102,410	91,893
Goodwill	171,620	171,321	157,264
Investments	2,875	2,875	2,875
Other assets	33,014	26,967	21,474
Total assets	$480,905	$453,104	$456,251

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$15,250	$12,568	$11,939
Accounts payable	20,108	12,390	19,589
Accrued expenses and other current liabilities	31,322	26,165	29,767
Total current liabilities	66,680	51,123	61,295
Long-term debt and finance lease obligations	114,421	126,088	129,236
Deferred tax liabilities	16,247	21,892	17,633
Long-term operating lease obligations	18,370	11,239	5,084
Other long-term liabilities	585	591	556
Total liabilities	216,303	210,933	213,804

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2020, March 31, 2020 and December 31, 2019; 51,240,997, 50,003,531 and 49,914,987 shares issued and outstanding as of December 31, 2020, March 31, 2020 and December 31, 2019, respectively	497	489	486
Additional paid-in capital	769,380	753,213	753,151
Accumulated deficit	(505,275)	(511,531)	(511,190)
Total stockholders' equity	264,602	242,171	242,447
Total liabilities and stockholders' equity	$480,905	$453,104	$456,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net sales	$88,562	$80,760	$225,439	$208,139
Cost of sales	31,443	28,240	77,841	75,080
Gross profit	57,119	52,520	147,598	133,059
Selling, general and administrative expenses	50,828	39,632	136,330	110,131
Restructuring expense (income)	—	8	—	(5,982)
Operating income	6,291	12,880	11,268	28,910
Other (expense) income, net	(677)	(335)	(1,566)	602
Interest expense, net	(855)	(1,560)	(3,228)	(4,920)
Income before provision for income taxes	4,759	10,985	6,474	24,592
Income tax provision	(462)	(2,983)	(218)	(6,367)
Net income	$4,297	$8,002	$6,256	$18,225
Comprehensive income	$4,297	$8,002	$6,256	$18,225

Net income per share:
Basic	$0.09	$0.16	$0.13	$0.38
Diluted	$0.08	$0.16	$0.12	$0.36
Weighted average shares outstanding:
Basic	49,459,837	48,525,904	49,178,138	48,430,871
Diluted	52,335,821	50,966,550	51,675,651	50,741,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2020	48,874,742	$489	$753,213	$(511,531)	$242,171
Net income	—	—	—	1,512	1,512
Stock-based compensation	—	—	4,627	—	4,627
Exercise of stock options and vesting of restricted stock	175,561	2	396	—	398
Balance as of June 30, 2020	49,050,303	$491	$758,236	$(510,019)	$248,708
Net income	—	—	—	447	447
Stock-based compensation	—	—	5,385	—	5,385
Exercise of stock options and vesting of restricted stock	263,726	3	110	—	113
Balance as of September 30, 2020	49,314,029	$494	$763,731	$(509,572)	$254,653
Net income	—	—	—	4,297	4,297
Stock-based compensation	—	—	5,028	—	5,028
Exercise of stock options and vesting of restricted stock	349,282	3	621	—	624
Balance as of December 31, 2020	49,663,311	$497	$769,380	$(505,275)	$264,602

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2019	48,288,720	$483	$744,147	$(529,415)	$215,215
Net income	—	—	—	3,706	3,706
Stock-based compensation	—	—	3,926	—	3,926
Exercise of stock options and vesting of restricted stock	179,225	2	238	—	240
Repurchase of common stock	(89,610)	(1)	(1,078)	—	(1,079)
Balance as of June 30, 2019	48,378,335	$484	$747,233	$(525,709)	$222,008
Net income	—	—	—	6,517	6,517
Stock-based compensation	—	—	4,004	—	4,004
Exercise of stock options and vesting of restricted stock	236,803	2	624	—	626
Repurchase of common stock	(89,026)	(1)	(1,466)	—	(1,467)
Balance as of September 30, 2019	48,526,112	$485	$750,395	$(519,192)	$231,688
Net income	—	—	—	8,002	8,002
Stock-based compensation	—	—	3,352	—	3,352
Exercise of stock options and vesting of restricted stock	93,182	2	406	—	408
Repurchase of common stock	(60,127)	(1)	(1,002)	—	(1,003)
Balance as of December 31, 2019	48,559,167	$486	$753,151	$(511,190)	$242,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Nine months ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$6,256	$18,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,808	16,863
Restructuring income	—	(5,982)
Stock-based compensation expense	15,040	11,282
Amortization of debt issuance costs and discount on debt	641	565
Deferred income taxes	(5,684)	880
Other, net	54	410
Changes in operating assets and liabilities:
Accounts receivable	(14,870)	(3,027)
Inventories	(22,351)	(4,603)
Prepaid expenses and other assets	(5,013)	(3,260)
Accounts payable and accrued expenses	11,421	17,628
Other liabilities	(2,352)	(11,181)
Net cash provided by operating activities	1,950	37,800

Cash flows from investing activities:
Purchase of property and equipment	(3,958)	(7,073)
Net cash used in investing activities	(3,958)	(7,073)

Cash flows from financing activities:
Proceeds from revolving line of credit	20,000	—
Repayment of revolving line of credit	(20,000)	—
Repayment of long-term debt	(8,663)	(7,013)
Debt issuance costs paid	(334)	—
Repurchase of common stock	—	(3,546)
Cash received from issuance of common stock	882	1,272
Other, net	(605)	(574)
Net cash used in financing activities	(8,720)	(9,861)

Net (decrease) increase in cash and cash equivalents	(10,728)	20,866
Cash and cash equivalents - beginning of period	46,167	53,874
Cash and cash equivalents - end of period	$35,439	$74,740
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2020, March 31, 2020 and December 31, 2019, and its results of operations and stockholders' equity for the three and nine months ended December 31, 2020 and December 31, 2019 and its cash flows for the nine months ended December 31, 2020 and December 31, 2019. All intercompany balances and transactions have been eliminated in consolidation.
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
Segment reporting
Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, the Company manages its business on the basis of one operating segment and one reportable segment. It is impracticable for the Company to provide revenue by brand.
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

	Three months ended December 31,		Nine months ended December 31,
Net sales by geographic region:	2020	2019	2020	2019
United States	$79,454	$74,282	$201,006	$187,793
International	9,108	6,478	24,433	20,346
Total net sales	$88,562	$80,760	$225,439	$208,139
As of December 31, 2020, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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
Intangible assets

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships – retailers	$8,800	10
Customer relationships – e-commerce	40	3
Trademarks	3,500	10
Total identified intangible assets	$12,340
Note 4—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and nine months ended December 31, 2020 and December 31, 2019, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and nine months ended December 31, 2020.
Note 5—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of December 31, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(48,320)	$29,280
Customer relationships – e-commerce	3 years	3,940	(3,911)	29
Trademarks	10 years	3,500	(292)	3,208
Total finite-lived intangibles		85,040	(52,523)	32,517
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(52,523)	$267,937

Information regarding the Company’s goodwill and intangible assets as of March 31, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(42,500)	$35,100
Customer relationships – e-commerce	3 years	3,940	(3,901)	39
Trademarks	10 years	3,500	(29)	3,471
Total finite-lived intangibles		85,040	(46,430)	38,610
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,321	—	171,321
Total goodwill and other intangibles		$320,161	$(46,430)	$273,731
Information regarding the Company’s goodwill and intangible assets as of December 31, 2019 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$68,800	$(40,707)	$28,093
Customer relationships – e-commerce	3 years	3,900	(3,900)	—
Total finite-lived intangibles		72,700	(44,607)	28,093
Trademarks	Indefinite	63,800	—	63,800
Goodwill		157,264	—	157,264
Total goodwill and other intangibles		$293,764	$(44,607)	$249,157
Amortization expense on finite-lived intangible assets was $2.0 million and $6.1 million in the three and nine months ended December 31, 2020, respectively, and $1.7 million and $5.2 million in the three and nine months ended December 31, 2019, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and nine months ended December 31, 2020 and December 31, 2019.
An incremental adjustment $0.3 million of goodwill was recorded in the quarter ended September 30, 2020 as the result of finalization of purchase accounting from the W3LL PEOPLE acquisition.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of December 31, 2020 is as follows (in thousands):

Remainder of Fiscal 2021	$2,031
2022	8,123
2023	8,122
2024	6,963
2025	1,230
Thereafter	6,048
Total	$32,517

Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2020, March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	December 31, 2020	March 31, 2020	December 31, 2019
Accrued expenses	$14,815	$12,518	$15,489
Current portion of operating lease liabilities	3,517	3,083	2,916
Accrued compensation	9,492	9,542	7,134
Other current liabilities	3,498	1,022	4,228
Accrued expenses and other current liabilities	$31,322	$26,165	$29,767
Note 7—Debt
The Company’s outstanding debt as of December 31, 2020, March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	December 31, 2020	March 31, 2020	December 31, 2019
Term loan(1)	$127,566	$135,853	$138,199
Finance lease obligations	2,406	3,012	3,209
Total debt(2)	129,972	138,865	141,408
Less: debt issuance costs	(301)	(209)	(233)
Total debt, net of issuance costs	129,671	138,656	141,175
Less: current portion	(15,250)	(12,568)	(11,939)
Long-term portion of debt	$114,421	$126,088	$129,236
(1) See Note 10, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement (the "Credit Agreement”). As of December 31, 2020, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
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
Pursuant to the Amendment, borrowings under both the $50.0 million revolving line of credit (the “Revolving Credit Facility”) and the $165.0 million term loan (the “Term Loan Facility”) bear interest, at the Company's option, at either a rate per annum equal to (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 3.25% based on the Company's consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.25% based on the Company's consolidated total net leverage ratio. The interest rate as of December 31, 2020 for the Term Loan Facility was approximately 1.8%.

All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of the Company's assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on the Company's consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of December 31, 2020 was $49.8 million.
Note 8 —Commitments and contingencies
Legal contingencies
From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 9—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the nine months ended December 31, 2020:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2020	1,999,553	$13.17
Exercised	(256,347)	3.73
Canceled or forfeited	(19,816)	24.29
Balance as of December 31, 2020	1,723,390	$14.45	6.3	$18,602

Exercisable, December 31, 2020	1,234,544	$14.33	5.7	$13,475
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $25.19, as reported on the New York Stock Exchange on December 31, 2020.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.3 million and $1.4 million in the three and nine months ended December 31, 2020, respectively, and $0.5 million and $1.7 million in the three and nine months ended December 31, 2019, respectively. As of December 31, 2020, there was $1.8 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 2.0 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.

Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance- or market-based vesting conditions for the nine months ended December 31, 2020:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2020	1,252,932	$7.97
Exercised	(96,400)	1.84
Balance as of December 31, 2020	1,156,532	$8.44	4.3	$19,863

Exercisable, December 31, 2020	856,532	$2.00	3.6	$19,863
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $25.19, as reported on the New York Stock Exchange on December 31, 2020.
As of December 31, 2020 and December 31, 2019, there was no unrecognized compensation cost related to stock options with performance-based and market-based vesting conditions.

Restricted stock and RSUs
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the nine months ended December 31, 2020:

	RSUs and shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2020	2,311,768	$12.86
Granted	1,188,620	17.33
Vested	(435,822)	13.57
Canceled or forfeited	(159,362)	14.26
Balance as of December 31, 2020	2,905,204	$14.51
As of December 31, 2020, there were 1,577,686 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $4.7 million and $13.6 million in the three and nine months ended December 31, 2020, respectively, and $2.8 million and $9.6 million in the three and nine months ended December 31, 2019, respectively. As of December 31, 2020, there was $29.7 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.
Note 10—Restructuring and other related costs
In February 2019, the Company closed all 22 e.l.f. retail stores and implemented a workforce reduction of employees that operated and managed the e.l.f. retail stores (the “Restructuring Plan”).
The following table presents the restructuring (income) expenses incurred for the three and nine months ended December 31, 2020 and December 31, 2019, respectively (in thousands) in connection with the Restructuring Plan:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Gain from extinguishment of lease liabilities	$—	$—	$—	$(7,733)
Other costs, including other asset write-offs	—	8	—	1,751
Total	$—	$8	$—	$(5,982)

The gain from extinguishment of lease liabilities represents the difference between the aggregate operating lease liability and the aggregate cash payment incurred to extinguish such liability. The majority of the other costs incurred during the three and nine months ended December 31, 2019 are legal fees related to these extinguishments. As of March 31, 2020, the Company had settled all outstanding lease liabilities related to its e.l.f. retail store closures and does not expect to incur additional costs associated with the Restructuring Plan. Accordingly, there were no restructuring expenses incurred during the three and nine months ended December 31, 2020.
Liabilities related to the Restructuring Plan are reported within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. There were no costs incurred or cash disbursements made during the three and nine months ended December 31, 2020. The following table presents a roll-forward of the Company's restructuring liability for the three and nine months ended December 31, 2019 (in thousands):

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
Note 11—Repurchase of common stock
On May 8, 2019, the Company announced that its board of directors authorized a share repurchase program to acquire up to $25.0 million of the Company’s common stock (the “Share Repurchase Program”). Purchases under the Share Repurchase Program may be made from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program does not require the Company to repurchase any specific number of shares of its common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any additional shares will be purchased under the Share Repurchase Program and such shares are intended to be retired after purchase.
The Company did not repurchase any shares during the three and nine months ended December 31, 2020. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of December 31, 2020.

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

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Numerator:
Net income	$4,297	$8,002	$6,256	$18,225

Denominator:
Weighted-average common shares outstanding – basic	49,459,837	48,525,904	49,178,138	48,430,871
Dilutive common equivalent shares from equity awards	2,875,984	2,440,646	2,497,513	2,310,621
Weighted-average common shares outstanding –diluted	52,335,821	50,966,550	51,675,651	50,741,492

Net income per share:
Basic	$0.09	$0.16	$0.13	$0.38
Diluted	$0.08	$0.16	$0.12	$0.36

Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	368,722	1,861,620	1,264,790	2,232,528
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

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company's adoption of ASC 842 as of December 31, 2020, March 31, 2020 and December 31, 2019 were as follows (in thousands):

	Classification	December 31, 2020	March 31, 2020	December 31, 2019
Assets
Operating lease assets (a)	Other assets	$20,569	$13,668	$7,395
Finance lease assets (b)	Other assets	1,351	2,094	2,342
Total leased assets		$21,920	$15,762	$9,737
Liabilities
Current
Operating (a)	Accrued expenses and other current liabilities	$3,517	$3,083	$2,916
Finance	Current portion of long-term debt and finance lease obligations	812	812	802
Noncurrent
Operating (a)	Long-term operating lease obligations	18,370	11,239	5,084
Finance	Long-term debt and finance lease obligations	1,594	2,200	2,407
Total lease liabilities		$24,293	$17,334	$11,209
_____________________
(a) In accordance with ASC 842, $15.7 million of ROU assets related to operating leases were derecognized in the three months ended March 31, 2019 in connection with the Restructuring Plan. Pursuant to ASC 842, each related lease liability is derecognized only after the Company is released from that liability. See Note 10, “Restructuring and other related costs” for further details on the Restructuring Plan and the gain recorded on lease liabilities derecognized in the three and nine months ended December 31, 2019.
(b) Finance leases are recorded net of accumulated amortization of $3.7 million, $2.9 million and $2.7 million as of December 31, 2020, March 31, 2020 and December 31, 2019, respectively.
For the three and nine months ended December 31, 2020 and December 31, 2019, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended December 31,		Nine months ended December 31,
	Classification	2020	2019	2020	2019
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,192	$778	$3,318	$2,161
Gain from extinguishment of lease liabilities	Restructuring income	—	—	—	(7,733)
Finance lease cost
Amortization of leased assets	SG&A expenses	248	248	743	747
Interest on lease liabilities	Interest expense, net	33	44	107	138
Total lease cost (gain)		$1,473	$1,070	$4,168	$(4,687)

As of December 31, 2020, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of Fiscal 2021	$1,014	$236	$1,250
2022	4,243	908	5,151
2023	3,978	1,208	5,186
2024	4,078	235	4,313
2025	3,678	—	3,678
Thereafter	7,103	—	7,103
Total lease payments	24,094	2,587	$26,681
Less: Interest	2,207	181
Present value of lease liabilities	$21,887	$2,406
For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of December 31, 2020 and December 31, 2019, the weighted-average remaining lease term (in years) and discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	6.4 years	3.5 years
Finance leases	2.5 years	3.5 years
Weighted-average discount rate
Operating leases	2.8%	4.6%
Finance leases	5.2%	5.2%
Operating cash outflows from operating leases for the nine months ended December 31, 2020 and December 31, 2019 were $2.7 million and $9.7 million, respectively.

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

We believe our ability to deliver 100% cruelty-free, premium-quality beauty products at accessible prices with universal appeal differentiates us in the beauty industry. The combination of our fundamental value equation, digitally-led strategy, as well as our world-class team’s ability to execute with speed and quality, has positioned us well to navigate a rapidly changing landscape in beauty.
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

Our family of brands is available online and across leading beauty, mass-market, and clean beauty specialty retailers. Along with our e-commerce channels, we have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution domestically and internationally.
•National retailers. We sell our products in the United States in the mass, drug store, food and specialty retail channels.

•e-commerce. Our e-commerce platforms are an important component of our engagement and innovation model. We have nurtured a loyal, highly active online community for over a decade. Our native roots as an e-commerce company and our digital engagement model drive conversion on our e-commerce websites and our mobile applications, where we sell our full product offerings.

•International. Our products are also sold in a number of international markets, including the United Kingdom, Canada, Mexico, China, Germany, Australia and India.

Business trends
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
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2020	2019	2020	2019
Net sales	$88,562	$80,760	$225,439	$208,139
Cost of sales	31,443	28,240	77,841	75,080
Gross profit	57,119	52,520	147,598	133,059
Selling, general and administrative expenses	50,828	39,632	136,330	110,131
Restructuring expense (income)	—	8	—	(5,982)
Operating income	6,291	12,880	11,268	28,910
Other (expense) income, net	(677)	(335)	(1,566)	602
Interest expense, net	(855)	(1,560)	(3,228)	(4,920)
Income before provision for income taxes	4,759	10,985	6,474	24,592
Income tax provision	(462)	(2,983)	(218)	(6,367)
Net income	$4,297	$8,002	$6,256	$18,225
Comprehensive income	$4,297	$8,002	$6,256	$18,225

	Three months ended December 31,		Nine months ended December 31,
(percentage of net sales)	2020	2019	2020	2019
Net sales	100%	100%	100%	100%
Cost of sales	36%	35%	35%	36%
Gross margin	64%	65%	65%	64%
Selling, general and administrative expenses	57%	49%	60%	53%
Restructuring expense (income)	—%	—%	—%	(3)%
Operating income	7%	16%	5%	14%
Other (expense) income, net	(1)%	—%	(1)%	—%
Interest expense, net	(1)%	(2)%	(1)%	(2)%
Income before provision for income taxes	5%	14%	3%	12%
Income tax provision	(1)%	(4)%	—%	(3)%
Net income	5%	10%	3%	9%
Comprehensive income	5%	10%	3%	9%

Comparison of the three months ended December 31, 2020 to the three months ended December 31, 2019
Net sales
Net sales increased 10%, or $7.8 million, to $88.6 million for the three months ended December 31, 2020, from $80.8 million for the three months ended December 31, 2019. The increase was driven by strength in e-commerce, international, and our national retailers.

Gross profit
Gross profit increased $4.6 million, or 9%, to $57.1 million for the three months ended December 31, 2020, compared to $52.5 million for the three months ended December 31, 2019. Gross margin decreased by 50 basis points to 64% from 65%, when compared to the three months ended December 31, 2019. Gross margin benefited from margin accretive product mix and cost savings, a mix shift to elfcosmetics.com, and to a lesser degree, a favorable foreign exchange rate impact. Offsetting these benefits were certain costs related to retailer activity and space expansion.

Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") were $50.8 million for the three months ended December 31, 2020, an increase of $11.2 million, or 28%, from $39.6 million for the three months ended December 31, 2019. SG&A expenses as a percentage of net sales increased to 57% for the three months ended December 31, 2020 from 49% for the three months ended December 31, 2019. The $11.2 million increase was primarily due to investments in marketing and digital, headcount costs from building out our marketing, digital and innovation capabilities, and increased operational costs driven by the increase in e-commerce sales.
Restructuring income
We incurred no expenses related to the Restructuring Plan for the three months ended December 31, 2020. As of December 31, 2019, we had settled all outstanding lease liabilities related to our e.l.f. retail store closures. Restructuring expenses incurred were minimal for the three months ended December 31, 2019.
Other (expense) income, net
Other expense totaled $0.7 million for the three months ended December 31, 2020, as compared to other expense of $0.3 million for the three months ended December 31, 2019. The year-over-year variance was primarily related to unfavorable foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.7 million, or 45%, to $0.9 million for the three months ended December 31, 2020, as compared to $1.6 million for the three months ended December 31, 2019. This decrease was due to a lower outstanding balance on our long-term debt as well as a decline in interest rates.
Income tax provision
The provision for income taxes was $0.5 million, or an effective rate of 9.7%, for the three months ended December 31, 2020, as compared to a provision of $3.0 million, or an effective rate of 27.1%, for the three months ended December 31, 2019. The change was primarily driven by a decrease in income before taxes of $6.2 million and an increase in discrete tax benefit of $1.1 million, primarily related to stock-based compensation.
Comparison of the nine months ended December 31, 2020 to the nine months ended December 31, 2019
Net sales
Net sales increased 8%, or $17.3 million, to $225.4 million for the nine months ended December 31, 2020, from $208.1 million for the nine months ended December 31, 2019. The increase was driven by strength in e-commerce, international, and our national retailers.

Gross profit
Gross profit increased $14.5 million, or 11%, to $147.6 million for the nine months ended December 31, 2020, compared to $133.1 million for the nine months ended December 31, 2019. Gross margin increased to 65% from 64%, when compared to the nine months ended December 31, 2019. The improvement was primarily driven by a combination of margin accretive product mix and cost savings, price increases implemented in Summer 2019, a favorable foreign exchange impact, and a shift in sales mix to elfcosmetics.com, partially offset by the impact of tariffs on goods imported from China and certain costs related to retailer reset activity and space expansion.

Selling, general and administrative expenses
SG&A expenses were $136.3 million for the nine months ended December 31, 2020, an increase of $26.2 million, or 24%, from $110.1 million for the nine months ended December 31, 2019. SG&A expenses as a percentage of net sales increased to 60% for the nine months ended December 31, 2020 from 53% for the nine months ended December 31, 2019. The $26.2 million increase was primarily due to increased headcount costs from building out our marketing, digital and innovation capabilities, investments in marketing and digital, proxy contest costs, and increased operational costs driven by the increase in e-commerce sales.
Restructuring income
We incurred no expenses related to the Restructuring Plan for the nine months ended December 31, 2020. We recognized restructuring income of $6.0 million for the nine months ended December 31, 2019, which included a $7.7 million gain related to operating lease liabilities that were extinguished during the period. The remainder of restructuring expense consisted of $1.8 million in other costs, which were primarily legal fees related to these extinguishments. As of December 31, 2019, we had settled all outstanding lease liabilities related to the Restructuring Plan.
Other (expense) income, net
Other expense totaled $1.6 million for the nine months ended December 31, 2020, as compared to other income of $0.6 million for the nine months ended December 31, 2019. The year-over-year variance was primarily related to unfavorable foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $1.7 million, or 34%, to $3.2 million for the nine months ended December 31, 2020, as compared to $4.9 million for the nine months ended December 31, 2019. This decrease was due to a lower outstanding balance on long-term debt as well as a decline in interest rates.
Income tax provision
The provision for income taxes was $0.2 million, or an effective rate of 3.4%, for the nine months ended December 31, 2020, as compared to a provision of $6.4 million, or an effective rate of 25.9%, for the nine months ended December 31, 2019. The change was primarily driven by a decrease in income before taxes of $18.1 million and an increase in discrete tax benefit of $1.8 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of December 31, 2020, we held $35.4 million of cash and cash equivalents. In addition, as of December 31, 2020, we had borrowing capacity of $49.8 million under our Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of December 31, 2020, we had working capital, excluding cash, of $58.2 million, compared to $35.1 million as of March 31, 2020. Working capital, excluding cash and debt, was $73.4 million and $47.6 million as of December 31, 2020 and March 31, 2020, respectively.

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
Cash flows

	Nine months ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$1,950	$37,800
Investing activities	(3,958)	(7,073)
Financing activities	(8,720)	(9,861)
Net (decrease) increase in cash:	$(10,728)	$20,866
Cash provided by operating activities
For the nine months ended December 31, 2020, net cash provided by operating activities was $2.0 million. This included net income before adding depreciation, amortization and other non-cash items of $35.1 million and an increase in net working capital of $33.2 million. The increase in net working capital from the nine months ended December 31, 2019 was driven by an $22.4 million increase in inventory, a $14.9 million increase in accounts receivable, and the timing of cash payments related to accounts payable and accrued expenses.

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

Cash used in investing activities
For the nine months ended December 31, 2020, net cash used in investing activities was $4.0 million. The decrease from the nine months ended December 31, 2019 was primarily driven by capitalized implementation costs related to cloud computing arrangements in the nine months ended December 31, 2019, which are now included in cash provided by operating activities following the adoption of ASU 2018-15, Intangibles - Goodwill and Other Internal-Use-Software on April 1, 2020.

For the nine months ended December 31, 2019, net cash used in investing activities was $7.1 million. The increase from the nine months ended December 31, 2018 was primarily driven by new customer fixture programs.

Cash used in financing activities
For the nine months ended December 31, 2020, net cash used in financing activities was $8.7 million and was primarily related to mandatory principal payments under the Term Loan Facility (as defined below under "Description of indebtedness") and a payment on debt issuance costs, partially offset by cash received from exercise of stock options.
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
All amounts under the Revolving Credit Facility are available for draw until the maturity date on August 25, 2022. The Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Revolving Credit Facility cannot exceed $50.0 million. The unused balance of the Revolving Credit Facility as of December 31, 2020 was $49.8 million.
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
Both the Revolving Credit Facility and the Term Loan Facility bear interest, at our option, at either a rate per annum equal to (i) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 3.25% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.25% based on our consolidated total net leverage ratio. The interest rate as of December 31, 2020 for the Term Loan Facility was approximately 1.8%.
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2020, we were in compliance with all financial covenants.
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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of December 31, 2020, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

•If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished.

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

Many multinational consumer companies have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. Many of these competitors’ products are sold in a wider selection or greater number of retail stores and possess a larger presence in these stores, typically having significantly more inline shelf space than we do. Given the finite space allocated to beauty products by retail stores, our ability to grow the number of retail stores in which our products are sold and expand our space allocation once in these retail stores may require the removal or reduction of the shelf space of these competitors. We may be unsuccessful in our growth strategy in the event retailers do not reallocate shelf space from our competitors to us. Increasing shelf space allocated to our products may be especially challenging in instances when a retailer has its own brand. In addition, our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of large percentage discounts and “buy one and get one free” offers. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.
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
The beauty industry is driven in part by fashion and beauty trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for beauty products, consumer attitudes toward our industry and brands and where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, maintain a favorable mix of products and develop our approach as to how and where we market and sell our products.
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
The growth of our brands depends largely on our ability to provide a high-quality consumer experience, which in turn depends on our ability to bring innovative products to the market at competitive prices that respond to consumer demands and preferences. Additional factors affecting our consumer experience include our ability to provide appealing store sets in retail stores, the maintenance and stocking of those sets by our retail customers, the overall shopping experience provided by our retail customers, a reliable and user-friendly website interface and mobile applications for our consumers to browse and purchase products on our e-commerce websites and mobile applications. If we are unable to preserve our reputation, enhance our brand recognition or increase positive awareness of our products and in-store and Internet platforms, it may be difficult for us to maintain and grow our consumer base, and our business, financial condition and results of operations may be materially and adversely affected.
The success of our brands may also suffer if our marketing plans or product initiatives do not have the desired impact on our brands' image or their ability to attract consumers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, our failure to maintain the quality of our products, product contamination, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers.
Our success depends, in part, on the quality, performance and safety of our products.
Any loss of confidence on the part of consumers in the ingredients used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, or inclusion of prohibited ingredients, could tarnish the image of our brands and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our profitability and brands image.
If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, our relationships with consumers could suffer, the appeal of our brands could be diminished, we may need to recall some of our products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products could reduce consumer demand for our own products if consumers view them to be similar. Any of these outcomes could result in a material adverse effect on our business, financial condition and results of operations.
Risks factors related to our growth and profitability

We may not be able to successfully implement our growth strategy.
Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to:
•drive demand in our brands;
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
•we may be unsuccessful in enhancing the recognition and reputation of our brands, and our brand may be damaged as a result of, among other reasons, our failure, or alleged failure, to comply with applicable ethical, social, product, labor or environmental standards;
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
•implementation or remediation of controls, procedures and policies at the acquired business;
•diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;
•coordination of product, sales, marketing and program and systems management functions;
•transition of the acquired business's, product's or technology's users and customers onto our systems;
•retention of employees from the acquired business;
•integration of employees from the acquired business into our organization;
•integration of the acquired business’ accounting, information management, human resources and other administrative systems and operations into our systems and operations;
•liability for activities of the acquired business, product or technology prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired business, product or technology, including claims brought by terminated employees, customers, former stockholders or other third parties.
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

We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites and mobile applications. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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
We rely on a number of third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brands, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
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
We have also outsourced significant portions of our distribution process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third-party distributors to sell our products in a number of foreign countries, our warehouses and distribution facilities are managed and staffed by third-party service providers, we are dependent on a single third-party vendor for credit card processing and we utilize a third-party hosting and networking provider to host our e-commerce websites and mobile applications. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third-party, may have a material adverse effect on our business, financial condition and results of operations. We are not party to long-term contracts with some of our distributors, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.
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
The outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions have adversely affected, and will continue adversely affect, our business, financial condition and results of operations.

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
Risk factors related to our financial condition

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.*

As of December 31, 2020, we had a total of $130.0 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.8 million under our Revolving Credit Facility (as defined in Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:
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

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments could materially and adversely affect our business, financial condition and results of operations.*

Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence, could materially and adversely affect our business, financial condition and results of operations. For example, President Biden has proposed various changes to existing U.S. tax laws, including increasing the corporate income tax rate, increasing the income tax rate on certain earnings of foreign subsidiaries, imposing a minimum tax on book income of certain corporations, imposing an “offshoring tax penalty” and granting incentives for certain qualified activities performed in the U.S.

In addition, as we continue to expand our business internationally, the application and implementation of existing, new or future international laws, including those proposed by the Organization for Economic Cooperation and Development intended to modernize international taxation rules, as well as indirect taxes (such as a Value Added Tax), could materially and adversely affect our business, financial condition and results of operations.

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
Risk factors related to our retail customers, consumers and the seasonality of our business

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
Our e-commerce operations are important to our business. Our e-commerce websites and mobile applications serve as an effective extension of our marketing strategies by introducing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our e-commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales and damage our brands' reputation.
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
To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our information technology, including our e-commerce websites and mobile applications. Our competitors are continually innovating and introducing new products to increase their consumer base and enhance user experience. As a result, in order to attract and retain consumers and compete against our competitors, we must continue to invest resources to enhance our information technology and improve our existing products and services for our consumers. The Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. The development of our e-commerce websites, mobile applications and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to properly implement or use new technologies effectively or adapt our e-commerce websites, mobile applications and systems to meet consumer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or consumer requirements, whether for technical, legal, financial or other reasons, our business, financial condition and results of operations may be materially and adversely affected.
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
We have in place technical and organizational measures to maintain the security and safety of critical proprietary, personal, employee, customer and financial data which we continue to maintain and upgrade to industry standards. However, advances in technology, the pernicious ingenuity of criminals, new exposures via cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or personal data. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or mobile applications or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. We are not aware of any breach or compromise of the personal data of consumers, but we have been subject to attacks (e.g. phishing, denial of service, etc.) in the past and cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future.
Furthermore, such third parties may engage in various other illegal activities using such information, including credit card fraud or identity theft, which may cause additional harm to us, our consumers and our brands. We also may be vulnerable to error or malfeasance by our own employees or other insiders. Third parties may attempt to fraudulently induce our or our service providers’ employees to misdirect funds or to disclose information in order to gain access to personal data we maintain about our consumers or website users. In addition, we have limited control or influence over the security policies or measures adopted by third-party providers of online payment services through which some of our consumers may elect to make payment for purchases at our e-commerce websites and mobile applications. Contracted third-party delivery service providers may also violate their confidentiality or data processing obligations and disclose or use information about our consumers inadvertently or illegally.

If a material security breach were to occur, our reputation and brands could be damaged, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches including exposure of litigation or regulatory action and a risk of loss and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s financial, transaction or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security, financial, cyber and other laws and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, all of which could have a material adverse effect on our business, financial condition and results of operations. We may be subject to post-breach review of the adequacy of our privacy and security controls by regulators and other third parties, which could result in post-breach regulatory investigation, fines and consumer litigation as well as regulatory oversight, at significant expense and risking reputational harm.
Furthermore, we are subject to diverse laws and regulations in the United States, the European Union, and other international jurisdictions that require notification to affected individuals in the event of a breach involving personal information. These required notifications can be time-consuming and costly. Furthermore, failure to comply with these laws and regulations could subject us to regulatory scrutiny and additional liability. Although we maintain relevant insurance, we cannot be certain that our insurance coverage will be adequate for all breach related liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

Payment methods used on our e-commerce websites subject us to third-party payment processing-related risks.
We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal, Afterpay and Apple Pay. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. Transactions on our e-commerce websites and mobile applications are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection with respect to online sales are complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.
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
We currently source and manufacture substantially all of our products from third-party suppliers and manufacturers in China. As of December 31, 2020, we had a team of 73 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.*

On December 31, 2020, the United Kingdom formally withdrew from the European Union and on January 1, 2021, the United Kingdom left the EU Single Market and Customs Union.

We are now subject to the UK General Data Protection Regulation (the “UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the European Union’s General Data Protection Regulation 2016/679 (the “GDPR”) in United Kingdom law, including mirroring the fines for non-compliance in the GDPR (e.g., fines up to the greater of £17.5 million or 4% of global turnover). Thus, if a regulatory issue arises in both the European Union and the United Kingdom (e.g., a breach that affected both residents of the European Economic Area (the “EEA”) and the United Kingdom), then the Company could be subject to receiving fines for any material non-compliance from both the European Union and the United Kingdom.

The United Kingdom has ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

The withdrawal of the United Kingdom from the European Union and developments related to such withdrawal, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, affect trade between the United Kingdom and the European Union, or restrict our access to capital. For example, potential new restricted economic terms or additional bureaucratic requirements in free trade between the United Kingdom and the European Union, such as new customs or regulatory checks, including rules of origin and stringent local content requirements, could negatively impact fulfilment times, increase our costs, result in a decrease in sales, or cause us to lose customers in the European Union and the United Kingdom. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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
•burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the United Kingdom and the European Union;
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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased costs of operations or otherwise harm our business, financial condition and results of operations.*
We are subject to a variety of laws and regulations in the United States and abroad regarding privacy and data protection, some of which can be enforced by private parties or government entities and some of which provide for significant penalties for non-compliance. Such laws and regulations restrict how personal information is collected, processed, stored, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure, and sale of their protected personal information. For example, the UK GDPR and the GDPR each allows for a private right of action, imposes stringent data protection requirements on companies that offer goods or services to, or monitor the behavior of, individuals in the United Kingdom or the EEA, as applicable. The UK GDPR and the GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 17.5 million pounds or 20 million euros, respectively, or four percent of annual global revenue.

Furthermore, the California Consumer Privacy Act (the “CCPA”) requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, affords California consumers new abilities to opt out of certain disclosures of personal information and also establishes significant penalties for noncompliance. Additionally, in November 2020, California voters passed the California Privacy Rights Act (the “CPRA”). The CPRA, which is expected to take effect on January 1, 2023, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The effects of the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation. In response to the GDPR, the UK GDPR, and CCPA, we have reviewed and amended, and in response to the CPRA, we anticipate that we will further review and amend, our information practices involving EEA resident consumers, United Kingdom resident consumers, and California resident-consumers, as well as our use of service providers or interactions with other parties to whom we disclose personal information.

We are also subject to European Union and United Kingdom rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business and could harm our business, financial condition and results of operations.

In addition, the United Kingdom’s withdrawal from the European Union means that the United Kingdom will become a “third country” for the purposes of data transfers from the EEA to the United Kingdom following the expiration of the four to six-month personal data transfer grace period, unless a relevant adequacy decision is adopted in favor of the United Kingdom (which would allow data transfers without additional measures). These changes may require us to find alternative solutions for the compliant transfer of personal data into the United Kingdom from the EEA.

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

In addition, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive that regulates electronic marketing and use of cookies and tracking technologies. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies, web beacons and similar technology. These decisions and guidance, as well as the implementation o the ePrivacy Directive, could affect our ability to use our consumer’s data for personalized advertising, and alter our ability to place advertisements across social media and the web. Furthermore, the current European Union member states’ local guidance has significantly increased the risk of penalties for breach of the GDPR and law implementing the ePrivacy Directive. If regulators start to enforce the strict approach outlined in recent guidance, this could lead to substantial costs, require significant systems changes, broader restrictions on the way we market our products on a global basis and increase our risk of regulatory oversight our ability to reach our consumers, and our capability to provide our consumers with personalized services and experiences.

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

Compliance with existing, not yet effective, and proposed privacy and data protection laws and regulations can be costly and can delay or impede our ability to market and sell our products, impede our ability to conduct business through websites and mobile applications we and our partners may operate, require us to modify or amend our information practices and policies, change and limit the way we use consumer information in operating our business, cause us to have difficulty maintaining a single operating model, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including significant fines and penalties or demands that we modify or cease existing business practices. In addition, if our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, and diversion of internal resources. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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
While we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with U.S. trade control laws, our employees or agents may engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption or trade controls laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brands and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.
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
Risk factors related to intellectual property
If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.*
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our principal intellectual property assets include the registered trademarks “e.l.f.,” “e.l.f. eyes lips face,” “W3LL PEOPLE,” and “Keys Soulcare.” Our trademarks are valuable assets that support our brands and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.
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
We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our e-commerce websites and mobile applications. Negative commentary or false statements regarding us or our products may be posted on our e-commerce websites, mobile applications, or social media platforms and may be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our e-commerce websites and mobile applications. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act (CDA) and Digital Millennium Copyright Act (DMCA) generally protect online service providers from claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
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
Our business is highly dependent upon email and other messaging services for promoting our brands, products and e-commerce platforms. We provide emails and “push” communications to inform consumers of new products, shipping specials and other promotions. We believe these messages are an important part of our consumer experience. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open or read our messages, our business, financial condition and results of operations may be materially adversely affected. Changes in how web and mail services block, organize and prioritize email may reduce the number of subscribers who receive or open our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.
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
Risk factors relating to our business and ownership of our common stock

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
We had approximately 198.8 million shares of common stock authorized but unissued and 51,240,997 shares of common stock outstanding as of January 29, 2021. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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
The holders of up to 5,034,829 shares of our common stock, or approximately 10% of our outstanding common stock based on shares outstanding as of January 29, 2021, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares.
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

We did not repurchase any shares during the three months ended December 31, 2020, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of December 31, 2020.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None
Item 5. Other information.
None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.1	First Amendment to Ontario Warehouse Lease - 2020-08-24 - Executed	X
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

e.l.f. Beauty, Inc.

February 4, 2021	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

February 4, 2021	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)