Form 10-K
period 2021-03-31
e.l.f. Beauty, Inc.
filed 2021-05-27
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $841.2 million.
The number of shares of registrant’s common stock outstanding as of May 14, 2021 was 51,649,915 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2021.

e.l.f. Beauty, Inc.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” ”believe,” “contemplate,” “continue,” "could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk factors” and elsewhere in this Annual Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include the following:
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk factors” and the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the "SEC"). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.
PART I
Item 1. Business.
Overview
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”) is a multi-brand beauty company that offers inclusive, accessible, cruelty-free cosmetics and skin-care products. Our mission is to make the best of beauty accessible to every eye, lip and face.

We believe our ability to deliver 100% cruelty-free, premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our fundamental value equation, digitally-led strategy, as well as our world-class team’s ability to execute with speed has positioned us well to navigate a rapidly changing landscape in beauty.

Our family of brands includes e.l.f. Cosmetics, W3LL PEOPLE and Keys Soulcare. Our brands are available online and across leading beauty, mass-market, and clean-beauty specialty retailers. We have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.

Our Brands
Each of our brands is positioned to touch diverse consumer cohorts at different price points. All three of our brands have accessible pricing relative to their competitive set and further our mission of making the best of beauty accessible to every eye, lip and face. Below is a chart of our brands and how we view them based on distribution and price point:

e.l.f. Cosmetics makes the best of beauty accessible to every eye, lip and face by offering high-quality, prestige-inspired cosmetics and skincare products at an extraordinary value, all formulated 100% vegan and cruelty-free.

W3LL PEOPLE is a clean beauty pioneer, raising the standard for high-performance, plant-powered, cruelty-free cosmetics since 2008. W3LL PEOPLE's product-line includes 35+ EWG VERIFIED™ products, a leading standard of “clean and healthy” in the beauty space.

Keys Soulcare is a lifestyle beauty brand created with artist, producer, actress, and New York Times best-selling author Alicia Keys. With an inclusive point of view, an authentic voice and a line of skin-loving, dermatologist-developed, cruelty-free offerings, Keys Soulcare aims to bring new meaning to beauty by honoring ritual in our daily life and practicing intention in every action.

100% cruelty-free: We do not conduct or tolerate any tests on animals, nor do we use any ingredients that are tested on animals in any of its products. Each of our brands is certified by People for the Ethical Treatment of Animals (PETA) as “Global Animal Test-Free”, a label given to companies and brands who have verified that their own facilities and their suppliers do not conduct, commission, pay for, or allow any tests on animals for their ingredients, formulations, or finished products. e.l.f. Cosmetics is also certified by PETA as “Global Animal Test-Free and Vegan”, which recognizes companies and brands that not only ban animal tests but also refuse to use any animal-derived ingredients, such as honey, beeswax, or carmine in its products.
Clean ingredients: Our products are formulated with ingredients that have the health and safety of our consumers in mind. All products are formulated to meet Food and Drug Administration (the "FDA") and European Union Cosmetic Regulation restrictions for over 1,600 ingredients including parabens, phthalates, sulfates, formaldehyde, nonylphenol ethoxylates, triclosan, triclocarban, toluene, coal tar, lead, mercury, acrylamide and hydroquinone as well as other substances. Additionally, W3LL PEOPLE's product-line includes 35+ EWG VERIFIED™ products, a leading standard of “clean and healthy” in the beauty space.

Marketing & Digital
We deploy a consumer-centric marketing model. We build brand equity and drive traffic to our national retailer partners and to our own e-commerce websites and mobile applications primarily through digital and social media, as compared to legacy beauty brands that often seek to engage consumers through traditional media such as magazines, newspapers and television. Total expenses for marketing and digital in the year ended March 31, 2021 were $49.7 million, approximately 16% of our net sales.
Our consumers have been our best advocates through strong word of mouth. Many of our consumers are active in social media, write reviews of our products online and generate content on Instagram, Facebook, Twitter, TikTok, YouTube and other social media platforms. We had nearly 12 million followers on social media and through our Beauty Squad program as of March 31, 2021.
Innovation
We believe innovation is key to our success and that we are a leader in the industry in speed and first to mass product introductions. We have built an innovation capability that can progress a new, high-quality product from concept to online launch in as few as 13 weeks and 20 weeks on average. We leverage multiple sources of inspiration to develop our new product ideas, including global trend assessments, supplier and industry research, strategic customer input and consumer feedback and insights.

Our innovation strategy is underpinned by four key pillars:
•Holy Grails. “Holy grails” are beauty products that deliver premium quality at unbelievable prices with broad appeal. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for ways to get the best of beauty at an accessible price. Examples of our “holy grails” include the e.l.f. Cosmetics Poreless Putty Primer at $9 versus a comparable prestige primer at $52, the e.l.f. Cosmetics 16HR Camo Concealer at $6 versus a comparable prestige concealer at $27, and the W3LL PEOPLE Expressionist Pro Mascara at $19 versus a comparable clean prestige mascara at $28.
•Core Improvement. We consistently evaluate our core offerings to develop new products or improve quality based on category trends, consumer feedback, and other market intelligence. We launch trend-inspired, core expansion products that augment our assortment and deliver extraordinary value across price points. We also evaluate quality improvement opportunities with our product assortment, such as reformulating existing products with cleaner ingredients.
•Adjacencies. We believe that we can reapply our model to launch products into adjacent product categories outside of color cosmetics. For example, Keys Soulcare’s initial product collection introduced in early calendar year 2021 included nine dermatologist-developed clean offerings in the skin care category.
•Collaborations & Collections. We utilize collaborations and collections to build brand awareness and showcase our brands’ abilities to connect with, surprise and delight consumers while creating buzz-generating moments. For example, in the year ended March 31, 2021, e.l.f. Cosmetics launched a collaboration with Chipotle on a limited edition makeup collection. We also utilize exclusive collections with our national retailers, such as e.l.f. Cosmetics’ Mint Melt collection which was available exclusively at Walmart in the United States, at Superdrug in the United Kingdom, and at DM stores in Germany.
Markets and Competition
The color cosmetics category primarily consists of face makeup, eye makeup, lip products, nail products and cosmetics sets/kits, along with beauty tools and accessories such as brushes and applicators. The skin care category primarily consists of facial skin care and eye skin care products. Color cosmetics and skin care products are broadly sold through food, drug and mass channels, as well as through department stores and direct and specialty channels.
The color cosmetics and skin care categories are relatively concentrated, with a significant portion of retail sales in the United States generated by brands owned by a few large multinational companies, such as L’Oreal, Estee Lauder, Coty, Revlon, Shiseido, Johnson & Johnson, and Procter & Gamble. These large multinational companies typically own multiple brands. In addition to the traditional brands against which we compete, small independent companies continue to enter the market with new brands and customized product offerings.

Distribution
We employ an omni-channel distribution strategy and sell our products online through our own direct e-commerce channels, and with national retailers in the United States, as well as internationally. Our main channels of distribution are described below.
•National retailers.    We sell our products in the United States primarily in the mass, drug store, food and specialty retail channels.
•e-commerce.   Our e-commerce platforms are an important component of our engagement and innovation model. Our roots as an e-commerce company and our digital engagement model drive conversion on our e-commerce websites and our mobile applications, where we sell our full product offerings.
•International.    Our products are also sold in a number of international markets, including Canada, the United Kingdom, Germany, Italy and China.

Customers
Along with our direct e-commerce channels, we have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Walmart and Target accounted for 26% and 22%, respectively, of our net sales in the year ended March 31, 2021. No other individual customer accounted for 10% or more of our net sales in the year ended March 31, 2021. We expect that Walmart and Target and a small number of other customers will, in the aggregate, continue to account for a large portion of our net sales in the future.
As is customary in the industry, none of our customers is under an obligation to continue purchasing products from us in the future.
For more information regarding customer concentration, see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” of this report under the heading “Overview.”
Supply Chain
We have developed a scalable, asset-light supply chain centered on speed to market and high-quality at low cost. Substantially all of our products are sourced and manufactured in China through close collaboration with a network of third-party manufacturers. We have ample manufacturing capacity as well as redundant capabilities in the event that one or more suppliers cannot meet our needs. Our broad supply base gives us the ability to fulfill our product requirements and remain cost competitive.
We work closely with our suppliers on new product innovation and quality. Our China-based sourcing, quality and innovation teams work with their U.S.-based counterparts to deliver ongoing product quality, innovation and cost savings. We are not overly dependent on any single raw material. The raw materials used in our products are broadly available and have regular quality testing for ingredient integrity.
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
Human Capital Management
We are led by our purpose—we stand with every eye, lip, face and paw—and our employees are at the core of our business strategy. As of March 31, 2021, we had 267 full-time employees (191 in the United States, United Kingdom and Canada, and 76 in China) and 21 part-time employees and interns.
Culture and Commitments
By standing with every eye, lip, face and paw, we are committed to creating a culture internally—and in the world around us—where all individuals are encouraged to express their truest selves, are empowered to succeed, and where we strive to do the right thing for people, the planet and our furry friends. We are committed to:
•    Encourage Self Expression. We celebrate diversity and make the best of beauty accessible.
•    Empower Others. We provide equal opportunities for growth and success.
•    Embody Our Ethics. We strive to do the right thing for all people, the planet and our furry friends.
In the year ended March 31, 2021, as a response to the COVID-19 pandemic, we also implemented a range of initiatives to support the safety and well-being of our employees and community.

Encourage Self Expression: Promoting a Culture of Diversity, Equity, and Inclusion

We are committed to diversity, equity and inclusion. Our mission is to make the best of beauty accessible to every eye, lip and face and we believe it is important that our team reflects the diverse consumers we serve. Our commitment to diversity, equity and inclusion starts at the top with a highly skilled and diverse board of directors. We promote diversity, equity and inclusion at all levels of our workforce, and our senior leadership team takes full ownership of and responsibility for our diversity, equity and inclusion initiatives and programs.
We are proud of our workforce demographics and are committed to ensuring that appropriate levels of diversity – including but not limited to gender, race, sexual orientation, national origin, ability, and age – are represented across our entire team.
The following table provides certain statistics of our team as of March 31, 2021:

	Board of Directors(1)	Senior Leadership(2)	All Employees(3)
Female	56%	43%	77%
Black or African American	22%	14%	8%
Hispanic or LatinX	—%	—%	14%
Asian	11%	29%	15%
Native American	—%	—%	1%
Two or More Races	—%	—%	5%
White	67%	57%	58%

(1)	Excludes Sabrina Simmons, who notified us on March 26, 2021 of her decision to resign from the board of directors and all committees thereof, effective May 31, 2021.
(2)	Senior Leadership includes our Executive Officers and the Vice President, General Manager of our China operations.
(3)	Includes our employees in the United States, United Kingdom and Canada, where over 70% of our workforce is located.

We believe that to drive change there must be continuous education, learning and sharing. We require all employees to participate in unconscious bias training, so that we might learn how to recognize potential bias in our thoughts and actions. We host open forums with our senior leadership to share and encourage uncomfortable conversations. Additionally, we regularly host education events for our employees to lean into cultural moments, such as Black History Month; International Women’s Month; Asian American and Pacific Islander (AAPI) Heritage Month; Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ) Pride Month; and LatinX Heritage Month.

Empower Others: Supporting the Full Potential of Our Employees

Our talented employees are at the core of our business strategy. We place a high priority on attracting, recruiting, developing and retaining diverse global talent. Our benefits and programs are designed to support the total well-being and promote the full potential of our employees.
With regards to compensation, we take a “one-team” approach. Every employee receives a base salary, is bonus eligible under the same bonus target tied to our financial performance, and receives an equity award. We believe this approach – which applies across all employee levels and geographies – is unique in the beauty industry and contributes to our success in hiring and retaining top talent and driving business results.
In the United States, where over 70% of our workforce is located, the benefits for our full-time employees include, among other things:

• Financial benefits, including competitive compensation as well as retirement savings plans and commuter benefits;
• Healthcare benefits including flexible spending accounts, disability and life insurance;
• Family support and flexibility benefits including up to 20 weeks of parental leave for the birth or adoption of a child as well as the placement of a foster child, as well as fertility and adoption support;

• Wellness and time off programs including an employee assistance program, access to wellness coaches and paid time off;
• Community impact programs including volunteer time off and donation matching programs;
• Education and career development programs including high performance teamwork coaching, as well as ongoing learning and training opportunities; and
• Other benefits, such as “Pawternity Leave” for the adoption of a shelter animal.
Outside of the United States, we provide similarly competitive benefit packages to those of our United States employees but tailored to market-specific practices.

Embody Our Ethics: Doing the Right Thing for All People, the Planet and Our Furry Friends

All People

We proudly support human rights and individual expression and freedom. As such, we ensure our employees have their rights respected, regardless of age, gender, ethnicity, religion, abilities or sexual orientation. We also expect our suppliers and partners to observe these principles when providing products and services to us.
The Planet
We are committed to minimizing our environmental impact while providing our consumers with premium-quality beauty products. In the year ended March 31, 2021, we celebrated a significant milestone on our sustainability journey – eliminating an estimated 650,000 pounds of packaging waste since the inception of "Project Unicorn". Project Unicorn was designed to elevate e.l.f. Cosmetics’ product assortment, presentation, and navigation on-shelf, and resulted in a significant streamlining in our packaging footprint. The elimination of packaging waste was achieved by removing secondary cartons, vacuum formed trays and paper insert cards, slimming down secondary packaging, and designing a patented approach to display product on shelf.
Our Furry Friends
We are proud to be a 100% cruelty-free company. We do not conduct or tolerate any tests on animals, nor do we use any ingredients that are tested on animals in any of our products. Each of our brands is certified by People for the Ethical Treatment of Animals (PETA) as “Global Animal Test-Free”, a label given to companies and brands who have verified that their own facilities and their suppliers do not conduct, commission, pay for, or allow any tests on animals for their ingredients, formulations, or finished products.

Our COVID-19 Response
Throughout the COVID-19 pandemic, our first priority has been the safety and well-being of our employees and community. In response to COVID-19, we sent safety kits with gloves, hand sanitizers, and disinfectant wipes to all of our employees, and included a free hand sanitizer with consumer orders placed online at elfcosmetics.com. We also gave each employee an addition of $1,000 to their regular paychecks to help defray some of the costs of supplies and delivery services, child and family care needs. Additionally, we donated $25,000 to local community food bank organizations to help feed those in need.
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

Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “e.l.f.,” “e.l.f. eyes lips face,” “W3LL PEOPLE,” and “Keys Soulcare” all of which are registered or have registrations pending in the United States with the U.S. Patent and Trademark Office for our goods and services of primary interest. These trademarks are also registered or have registrations pending in many other countries or registries. We also have other trademark registrations and pending applications for product names and tag lines. Our trademarks are valuable assets that reinforce the distinctiveness of our brands and our consumers’ favorable perception of our products. In addition to trademark protection, we own U.S. Design Patents covering packaging, make-up tools and brush handle shapes and we own numerous domain names, including the domains of our e-commerce websites. We also rely on and use reasonable business activities to protect unpatented proprietary expertise and product formulations, continuing innovation and other know-how to develop and maintain our competitive position.

Government Regulation
We and our products are subject to various federal, state and international laws and regulations, including regulation in the United States by the FDA, the Consumer Product Safety Commission (the “CPSC”), the Federal Trade Commission (the “FTC”), and regulations outside of the United States by Health Canada and the European Commission, among others. These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products. Further, as the vast majority of our products are imported from overseas manufacturers, we are subject to Customs Border Patrol clearance regulations prior to goods being released into the United States market.
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
Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we operate and may significantly increase our compliance costs. For information regarding the risks related to the laws and regulations to which we are subject, see Part I, Item 1A “Risk factors”.
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
Segments
We operate our business as a single operating and reportable segment. For more information regarding segment reporting, see Note 2 Summary of significant accounting policies to our consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules” under the heading “Segment reporting.”
Geographic Information
For information regarding the geographic source of our net sales and the location of our long-lived assets, see Note 2 Summary of significant accounting policies to our consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules” under the heading “Segment reporting.” For information regarding the risks related to our non-U.S. operations, see Part I, Item 1A “Risk factors.”

Corporate Information
e.l.f. Beauty was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and we changed our name to e.l.f. Beauty, Inc. in April 2016. We completed the initial public offering of our common stock in September 2016. Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ELF.” Effective after December 2018, we changed our fiscal year-end from December 31st to March 31st. Our principal executive offices are located at 570 10th Street, Oakland, California 94607. Our telephone number is (510) 778-7787 and our investor relations website can be found at www.elfbeauty.com. e.l.f Beauty operates through its principal subsidiaries, e.l.f. Cosmetics, Inc., which conducts business under the name "e.l.f. Cosmetics" or "e.l.f.", "Keys Soulcare" and W3LL People, Inc., which conducts business under the name “W3LL PEOPLE”.
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
Item 1A. Risk factors.
Certain risks may have a material and/or adverse effect on our business, financial condition and results of operations. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report, including our consolidated financial statements and related notes thereto and Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations”.
Risks factors related to the beauty industry

The beauty industry is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many beauty brands under ownership and independent beauty brands, including those that may target the latest trends or specific distribution channels. Competition in the beauty industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels.

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

As part of our ongoing business strategy, we expect we will need to continue to introduce new products in the color cosmetics and skin care categories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and results of operations.

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

The success of our brands may also suffer if our marketing plans or product initiatives do not have the desired impact on our brands' image or our ability to attract consumers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, our failure to maintain the quality of our products, product contamination, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers.

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
•focus on innovation by providing prestige quality products at an extraordinary value;
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

•we may be unsuccessful in enhancing the recognition and reputation of our brands, and our brands may be damaged as a result of, among other reasons, our failure, or alleged failure, to comply with applicable ethical, social, product, labor or environmental standards;

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

•transition of the users and customers of the acquired business, product, or technology onto our system;

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

If we are unable to address these difficulties and challenges or other problems encountered in connection with any acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, and we might incur unanticipated liabilities or otherwise suffer harm to our business generally.

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

As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions or delays in shipments, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics (such as the coronavirus pandemic), border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.

We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites and mobile applications. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as port congestion, container shortages, inclement weather, natural disasters, labor unrest or other transportation disruptions. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. In addition, a current vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailer customers and availability of products in our direct-to-consumer e-commerce channel. Such potential delays and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

Our success depends, in part, on our ability to retain our key employees, including our executive officers, senior management team and operations, finance, sales and marketing personnel. We are a small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a larger company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our Chief Executive Officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.

We rely on a number of third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brands, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We use multiple third-party suppliers and manufacturers, primarily based in China to source and manufacture substantially all of our products. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. Further, we are subject to risks associated with disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.

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

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for, and popularity of, various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or components. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations. See also “—Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.”

The outbreak of COVID-19 global pandemic and related government, private sector and individual consumer responsive actions have adversely affected, and will continue adversely affect, our business, financial condition and results of operations.

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and continues to impact to the United States and other countries. Related government and private sector responsive actions, as well as changes in consumer shopping behaviors, have adversely affected, and will continue to adversely affect our business, financial condition and results of operations.

In response to the spread of COVID-19, international, federal, state and local governments have taken actions to, and recommended precautions to, mitigate the spread of COVID-19, including warning against congregating in heavily populated areas, such as malls, shopping centers, and other retailers and putting in place shelter-in-place regulations. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the United States and global economy and our consumers’ shopping habits. Decreased activity at our retailers could result in a decrease in sales of our products, which in turn could adversely affect our business, financial condition and results of operations.

While our suppliers and distribution centers currently remain open, there is risk that any of these facilities (i) may become less productive or encounter disruptions due to employees at the facilities becoming infected with COVID-19 and/or (ii) are no longer allowed to operate based on directives from public health officials or government authorities.

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

The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, including vaccination effectiveness and rates.

Risk factors related to our financial condition

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of March 31, 2021, we had a total of $126.8 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $49.8 million under our Revolving Credit Facility (as defined in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under the Amended Credit Agreement (as defined in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”) can terminate their commitments to loan money under the Amended Revolving Credit Facility, and our lenders under the Amended Credit Agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

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

Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence, could materially and adversely affect our business, financial condition and results of operations. For example, President Biden has proposed various changes to existing U.S. tax laws, including increasing the corporate income tax rate, increasing the income tax rate on certain earnings of foreign subsidiaries, imposing a minimum tax on book income of certain corporations, imposing an “offshoring tax penalty” and granting incentives for certain qualified activities performed in the United States.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of March 31, 2021, we had a team of 76 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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

•trade restrictions;

•disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions;

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

Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations. If the FDA finds a violation of GMPs, it may enjoin our manufacturer’s operations, seize product, restrict importation of goods, and impose administrative, civil or criminal penalties. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective actions, including suspending manufacturing operations, changing product formulations, suspending sales, or initiating product recalls. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to ensure they are qualified and in compliance. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to a variety of laws and regulations in the United States and abroad regarding privacy and data protection, some of which can be enforced by private parties or government entities and some of which provide for significant penalties for non-compliance. Such laws and regulations restrict how personal information is collected, processed, stored, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure, and sale of their protected personal information. For example, the UK General Data Protection Regulation (the “UK GDPR”) and the European Union’s General Data Protection Regulation (the “GDPR”) each allows for a private right of action, imposes stringent data protection requirements on companies that offer goods or services to, or monitor the behavior of, individuals in the United Kingdom or the European Economic Area (the “EEA”), as applicable. The UK GDPR and the GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 17.5 million British pounds or 20 million euros, respectively, or 4% of annual global revenue.

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

In addition, the United Kingdom’s withdrawal from the European Union means that the United Kingdom will become a “third country” for the purposes of data transfers from the EEA to the United Kingdom following the expiration of the six-month personal data transfer grace period (due to end on July 1, 2021), unless a relevant adequacy decision is adopted in favor of the United Kingdom (which would allow data transfers without additional measures). These changes may require us to find alternative solutions for the compliant transfer of personal data into the United Kingdom from the EEA.

Data privacy continues to remain a matter of interest to lawmakers and regulators. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. Some U.S. states have enacted or are considering enacting stricter data privacy laws, some modeled on the GDPR, some modeled on the CCPA, and others potentially imposing completely distinct requirements. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. Additionally, the United States is considering comprehensive federal privacy legislation, such as the Consumer Online Privacy Rights Act, which would significantly expand elements of the data protection rights and obligations existing within the GDPR and the CCPA to all U.S. consumers.

In addition, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive that regulates electronic marketing and use of cookies and tracking technologies. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies, web beacons and similar technology. These decisions and guidance, as well as the implementation of the ePrivacy Regulation, could affect our ability to use our consumer’s data for personalized advertising, and alter our ability to place advertisements across social media and the web. Furthermore, the current European Union member states’ and the United Kingdom's local guidance has significantly increased the risk of penalties for breach of the GDPR, the UK GDPR, and law implementing the ePrivacy Directive. If regulators start to enforce the strict approach outlined in recent guidance, this could lead to substantial costs, require significant systems changes, broader restrictions on the way we market our products on a global basis and increase our risk of regulatory oversight our ability to reach our consumers, and our capability to provide our consumers with personalized services and experiences.

Several countries in Europe have also recently issued guidance on the use of cookies and similar tracking technologies which require an additional layer of consent from, and disclosure to, website users for third party advertising, social media advertising and analytics. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users’ Internet usage, online shopping and other relevant online behaviors, as well as the effectiveness of our marketing and our business generally. Such regulations, including uncertainties about how well the advertising technology ecosystem can adapt to legal changes around the use of tracking technologies, may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing. The decline of cookies or other online tracking technologies as a means to identify and target potential purchasers, may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.

Compliance with existing, not yet effective, and proposed privacy and data protection laws and regulations can be costly and can delay or impede our ability to market and sell our products, impede our ability to conduct business through websites and mobile applications we and our partners may operate, require us to modify or amend our information practices and policies, change and limit the way we use consumer information in operating our business, cause us to have difficulty maintaining a single operating model, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including significant fines and penalties, or demands that we modify or cease existing business practices. In addition, if our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, and diversion of internal resources. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers located outside of the United States, and we have an office in China from which we manage our international supply chain. We sell our products in several countries outside of the United States, including through distributors. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to United States and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (OFAC).

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

We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our primary trademarks include “e.l.f.,” “e.l.f. eyes lips face,” “W3LL PEOPLE,” and “Keys Soulcare” all of which are registered or have registrations pending in the United States and in many other countries or registries. Our trademarks are valuable assets that support our brands and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.

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

Our agreement with Alicia Keys for our Keys Soulcare brand may be terminated if specified conditions are not met.

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

Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. For example, electronic marketing and privacy requirements in the European Union and the United Kingdom are highly restrictive and differ greatly from those in the United States. which could cause fewer of individuals in the European Union or the United Kingdom to subscribe to our marketing messages and drive up our costs and risk of regulatory oversight and fines if we are found to be non-compliant.

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

Risk factors relating to our stockholders and ownership of our common stock

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

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under the Amended Credit Agreement and other indebtedness we may incur, and such other factors as our board of directors may deem relevant.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We had approximately 198.4 million shares of common stock authorized but unissued and 51,649,915 shares of common stock outstanding as of May 14, 2021. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

We are no longer an emerging growth company and the reduced compliance requirements applicable to emerging growth companies no longer apply to us.

We no longer qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and as such we no longer are entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies. As a result, we are now required to:

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

We are no longer able to continue to take advantage of cost savings associated with the JOBS Act. Furthermore, if the additional requirements applicable to non-emerging growth companies divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if we are unable to satisfy our obligations as a non-emerging growth company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

General risk factors

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

On December 31, 2020, the United Kingdom formally withdrew from the European Union and on January 1, 2021, the United Kingdom left the EU Single Market and Customs Union.

We are now subject to the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom law, including mirroring the fines for non-compliance in the GDPR (e.g., fines up to the greater of 17.5 million British pounds or 4% of annual global revenue). Thus, if a regulatory issue arises in both the European Union and the United Kingdom (e.g., a breach that affected both residents of the EEA and the United Kingdom), then the Company could be subject to receiving fines for any material non-compliance from both the European Union and the United Kingdom.

The United Kingdom has ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

The withdrawal of the United Kingdom from the European Union and developments related to such withdrawal, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, affect trade between the United Kingdom and the European Union, or restrict our access to capital. For example, potential new restricted economic terms or additional bureaucratic requirements in free trade between the United Kingdom and the European Union, such as new customs or regulatory checks, including rules of origin and stringent local content requirements, could negatively impact fulfillment times, increase our costs, result in a decrease in sales, or cause us to lose customers in the European Union and the United Kingdom. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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

The holders of up to 4,531,672 shares of our common stock, or approximately 9% of our outstanding common stock based on shares outstanding as of May 14, 2021, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares.

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
Item 1B. Unresolved staff comments.
None.
Item 2. Properties.
Our principal executive offices are located in Oakland, California. We also occupy offices, manufacturing facilities, distribution centers and retail store in the United States and abroad, as indicated blow.

Location/Facility	Leased/Owned	Use
Oakland, California	Leased	Corporate headquarters
New York, New York	Leased	Corporate offices
Los Angeles, California	Leased	Corporate offices
Fairfield, New Jersey	Leased	Corporate offices
Shanghai, China	Leased	Corporate offices
Ontario, California	Leased	Distribution
Rancho Cucamonga, California	Leased	Manufacturing (1)
Austin, Texas	Leased	Retail

(1)
The Company closed its manufacturing plant during the fourth quarter of the year ended March 31, 2021. See Note 15 Restructuring and other related costs to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules” under the heading “2021 Restructuring Plan.”

We also use a distribution center located in Columbus, Ohio that is operated by a third-party.
Our properties total an aggregate of approximately 46,468 square feet of commercial space, approximately 25,350 square feet for manufacturing and approximately 257,515 square feet of commercial space for our distribution center.
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
Market information for common stock.
Our common stock began trading on the NYSE under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. On May 14, 2021, the closing price for our common stock as reported by the NYSE was $28.86.
Holders of record
As of May 14, 2021, the approximate number of common stockholders of record was 17. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
There were no dividends declared or paid during the year ended March 31, 2021. Since our initial public offering on September 21, 2016, we have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Amended Credit Agreement limits our ability to pay dividends to our stockholders.
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
The following graph compares the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the period covering September 22, 2016, the first day of trading on the NYSE for our common stock, through March 31, 2021. The graph assumes an investment of $100 made at the closing of trading on September 22, 2016 in (i) our common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

Total Cumulative Stockholder Return
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
09/22/16
09/30/16
12/30/16
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
Period Ending
e.l.f. Beauty, Inc.
S&P 500 Index
S&P Consumer Discretionary Index

$100 investment in stock or index	9/22/16	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18
e.l.f. Beauty, Inc. (ELF)	$100.00	$106.11	$109.21	$108.68	$102.68	$85.09	$84.19	$73.09	$57.51	$48.04
S&P 500 Index (GSPC)	$100.00	$99.59	$102.83	$108.52	$111.31	$115.72	$122.80	$121.30	$124.86	$133.84
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$100.23	$102.54	$111.21	$113.82	$114.78	$126.10	$130.01	$140.63	$152.13

$100 investment in stock or index	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20	3/31/21
e.l.f. Beauty, Inc. (ELF)	$32.68	$40.00	$53.21	$66.08	$60.87	$37.13	$71.96	$69.32	$95.06	$101.25
S&P 500 Index (GSPC)	$115.14	$130.19	$135.12	$136.72	$148.39	$118.71	$142.40	$154.47	$172.52	$182.48
S&P 500 Consumer Discretionary Index (S5COND)	$127.15	$147.15	$154.92	$155.71	$162.68	$131.30	$174.43	$200.71	$216.85	$223.59

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

We did not repurchase any shares during the three months ended March 31, 2021, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of March 31, 2021.

Item 6. Selected financial data.
The following table presents our selected consolidated financial data for the periods and as of the dates indicated. The following financial information should be read in conjunction with Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year ended March 31,		Three months ended March 31, 2019 (transition period)	Year ended December 31,
(dollars in thousands, except share and per share amounts)	2021	2020		2018	2017	2016
Statement of operations data:
Net sales	$318,110	$282,851	$66,141	$267,435	$269,888	$229,567
Gross profit	206,198	181,123	40,491	162,741	164,725	132,235
Operating income (loss)	9,400	29,950	(19,009)	26,162	33,279	23,079
Other (expense) income, net	(1,620)	426	(315)	(390)	(2,035)	3,016
Interest expense, net	(4,090)	(6,307)	(1,849)	(7,816)	(8,775)	(16,283)
Income (loss) before provision for income taxes	3,690	24,069	(21,173)	17,956	22,469	9,812
Income tax benefit (provision)	2,542	(6,185)	3,259	(2,431)	11,006	(4,499)
Net income (loss)	$6,232	$17,884	$(17,914)	$15,525	$33,475	$5,313

Net income (loss) per share - basic	$0.13	$0.37	$(0.37)	$0.33	$0.74	$(39.47)
Net income (loss) per share - diluted	$0.12	$0.35	$(0.37)	$0.32	$0.68	$(39.47)

Other data:
Depreciation and amortization	$21,078	$20,222	$10,520	$17,861	$14,521	$13,152
Capital expenditures	6,474	9,422	3,762	8,872	7,544	9,223

(dollars in thousands)	March 31, 2021	March 31, 2020	March 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Balance sheet data:
Cash and cash equivalents	$57,768	$46,167	$53,874	$51,205	$10,059	$15,295
Net working capital(1)	39,045	35,070	38,265	47,523	62,224	29,339
Property and equipment, net	13,770	17,171	16,006	21,804	18,037	17,151
Total assets	487,393	453,104	431,688	435,856	417,244	414,729
Finance leases	2,200	3,012	3,783	3,982	2,374	2,766
Debt, including current maturities(2)	124,336	135,644	144,501	146,402	153,974	162,061
Total liabilities	217,747	210,933	216,473	206,525	223,381	273,867
Total stockholders' equity	$269,646	$242,171	$215,215	$229,331	$193,863	$140,862
(1)Net working capital is defined as current assets, excluding cash and cash equivalents, minus current liabilities.
(2)Total bank debt, including current maturities, is net of $0.3 million, $0.2 million, $0.3 million, $0.3 million, $0.4 million and $0.6 million of debt issuance costs as of March 31, 2021, March 31, 2020, March 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Item 7. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations together with “Selected financial data” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
Overview and Business Trends
The Company is a multi-brand beauty company that offers inclusive, accessible, cruelty-free cosmetics and skin-care products. Our mission is to make the best of beauty accessible to every eye, lip and face.
We believe our ability to deliver 100% cruelty-free, premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our fundamental value equation, digitally-led strategy, as well as our world-class team’s ability to execute with speed, has positioned us well to navigate a rapidly changing landscape in beauty.
Our family of brands includes e.l.f. Cosmetics, W3LL PEOPLE and Keys Soulcare. Our brands are available online and across leading beauty, mass-market, and clean-beauty specialty retailers. We have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
For additional information regarding our business, see Part I, Item 1, “Business.”

COVID-19 Pandemic
The color cosmetics and skin care categories and our business were impacted in the year ended March 31, 2021 by the COVID-19 pandemic. There could be continued impact on these categories and our business results until consumers return to normal shopping patterns. In addition, a current vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailers and availability of products in our direct-to-consumer e-commerce channel or could increase our shipping costs. Such potential delays and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Throughout the COVID-19 pandemic we have focused on the following areas to address the impact on our business: i) supporting the health and safety of our employees and community; ii) minimizing disruption to the supply chain; and iii) keeping adequate levels of liquidity and flexibility within the our credit facilities.

Tariffs
Tariffs have impacted the majority of products that we import from China. Despite the signing of a Phase One trade agreement between the United States and China, the majority of our products remain impacted by increased tariffs. To mitigate the financial impact of these tariffs on our results of operations, we selectively increased prices on certain of our products in July 2019. We also implemented various other tariff mitigation initiatives including, but not limited to, negotiating lower prices with our suppliers in China and exploring potential new suppliers outside of China. In addition, favorable movements in foreign exchange rates and shifting product mix toward margin accretive innovation helped to partially offset to the impact of the tariffs on our gross margin.

Components of our results of operations and trends affecting our business
Net sales
We develop, market and sell beauty products under the e.l.f. Cosmetics, W3LL PEOPLE and Keys Soulcare brands. Our net sales are derived from sales of these beauty products, net of provisions for sales discounts and allowances, product returns, markdowns and price adjustments.
Year over year changes in net sales is driven by a number of factors, including color cosmetics and skin care category performance, levels of consumer spending, and our ability to drive awareness of and demand for our products. Within our existing retailer accounts, we are able to drive growth by expanding space and door penetration and increasing sales per linear foot, supported by our continued innovation, including our ability to introduce new first-to-mass products in both existing and adjacent categories. While we have distribution with a number of key retail accounts, we expect to continue to grow through improved sales per linear foot in our existing space, expanded space allocation with our current retail accounts, as well as adding new retail customers.

Our business faces challenges and uncertainties, including our ability to introduce new products that will appeal to a broad consumer base, our ability to service demand, the ability of our major retail customers to drive traffic and keep products in stock, our ability to continue to grow our customer base and competitive threats from other beauty companies.
Our largest two customers accounted for 26% and 22%, respectively, of our net sales in the year ended March 31, 2021. No other individual customer accounted for 10% or more of our net sales in the year ended March 31, 2021. National and international retailers comprised 86% of our net sales in the year ended March 31, 2021. The remaining 14% came from our direct-to-consumer e-commerce channels.
The primary market for our products is the United States, which accounted for 89% of our net sales in the year ended March 31, 2021. The remaining 11% was attributable to international markets, primarily Canada and the United Kingdom.
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
We have an extensive network of third-party manufacturers (primarily in China) from whom we purchase substantially all of our finished goods. We have worked to evolve our supply chain to increase capacity and technical capabilities while maintaining or reducing overall costs as a percentage of sales.
Historically, we have improved our gross margin largely through changes in our product mix, pricing, purchasing efficiencies and cost reductions in our supply chain, and expect to continue leveraging our innovation and sourcing capabilities in future periods. Other drivers of changes in gross margin include fluctuations in exchange rates, changes in customer mix, and changes in the balance of reserves for excess and obsolete inventory, among other things, which may offset the benefit of changes in product mix, pricing, purchasing efficiencies and cost reductions.
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
Interest expense, net
Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 10 to the Notes to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules”.
Other income (expense), net
Our purchases are largely in Chinese Renminbi (RMB), and, as such, we are exposed to periodic fluctuations in that currency. Other income (expense), net is primarily related to foreign exchange rate movements.
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

On March 27, 2020, the CARES Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to, increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on our income tax provision.
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

	Year ended March 31,		Twelve months ended March 31,	Year ended December 31,
	2021	2020	2019	2018
Net sales	$318,110	$282,851	$267,656	$267,435
Cost of sales	111,912	101,728	104,632	104,694
Gross profit	206,198	181,123	163,024	162,741
Selling, general, and administrative expenses	194,157	157,155	137,669	136,579
Restructuring expense (income)	2,641	(5,982)	22,176	—
Operating income	9,400	29,950	3,179	26,162
Other (expense) income, net	(1,620)	426	183	(390)
Interest expense, net	(4,090)	(6,307)	(7,702)	(7,816)
Income (loss) before provision for income taxes	3,690	24,069	(4,340)	17,956
Income tax benefit (provision)	2,542	(6,185)	1,261	(2,431)
Net income (loss)	$6,232	$17,884	$(3,079)	$15,525
Comprehensive income (loss)	$6,232	$17,884	$(3,079)	$15,525

	Year ended March 31,		Twelve months ended March 31,	Year ended December 31,
(percentage of net sales)	2021	2020	2019	2018
Net sales	100%	100%	100%	100%
Cost of sales	35%	36%	39%	39%
Gross profit	65%	64%	61%	61%
Selling, general, and administrative expenses	61%	56%	51%	51%
Restructuring expense (income)	1%	(2)%	8%	—%
Operating income	3%	11%	1%	10%
Other (expense) income, net	(1)%	—%	—%	—%
Interest expense, net	(1)%	(2)%	(3)%	(3)%
Income (loss) before provision for income taxes	1%	9%	(2)%	7%
Income tax benefit (provision)	1%	(2)%	—%	(1)%
Net income (loss)	2%	6%	(1)%	6%
Comprehensive income (loss)	2%	6%	(1)%	6%
Comparison of the year ended March 31, 2021 to the year ended March 31, 2020
Net sales
Net sales increased $35.3 million, or 12%, to $318.1 million in the year ended March 31, 2021, from $282.9 million in the year ended March 31, 2020. The increase was driven by strength in e-commerce, international, and our national retailers. Net sales increased $18.1 million, or 7% in our retailer channels and $17.0 million, or 64% in our e-commerce channels.
Gross profit
Gross profit increased $25.1 million, or 14%, to $206.2 million in the year ended March 31, 2021, compared to $181.1 million in the year ended March 31, 2020. Increased volume accounted for approximately $22.6 million of the increase in gross profit, with the remaining $2.5 million driven by an increase in gross margin rate. The increase in gross margin rate was driven by benefits from margin accretive innovation, cost savings, a mix shift to elfcosmetics.com, and price increases partially offset by certain costs related to retailer activity and space expansion, an increase in inventory adjustments, and the impact of tariffs on goods imported from China in the year ended March 31, 2021. The net of these drivers resulted in an 80 basis point increase in gross margin, which increased from 64% in the year ended March 31, 2020 to 65% in the year ended March 31, 2021.
Selling, general and administrative expenses
SG&A expenses were $194.2 million in the year ended March 31, 2021, an increase of $37.0 million, or 24%, from $157.2 million in the year ended March 31, 2020. SG&A expenses as a percentage of net sales increased to 61% for the year ended March 31, 2021 from 56% in the year ended March 31, 2020. The increase was primarily related to marketing and digital, including costs related to advertising, digital, and organizational costs related to building out our marketing, digital and innovation capabilities of $22.0 million. Additionally, we experienced increased operational costs mainly driven by the increase in e-commerce sales of $6.9 million.
Restructuring expense (income)
Restructuring expenses were $2.6 million in the year ended March 31, 2021, consisting of charges related to the closure of our manufacturing facility in California. See Note 15 Restructuring and other related costs to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules” for further details.
Restructuring income in the year ended March 31, 2020 related to the exit of our stand-alone e.l.f. retail stores business in February 2019 and included a $7.7 million gain related to operating leases that were settled for less than their aggregate lease liabilities.
We settled all outstanding lease liabilities related to our e.l.f. retail store closures as of March 31, 2020 and we do not expect to incur additional material costs associated with our e.l.f retail store closures.
Other income (expense), net
Other income (expense), net was $1.6 million of expense in the year ended March 31, 2021, as compared to $0.4 million of income in the year ended March 31, 2020. The change was primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense decreased $2.2 million, or 35%, to $4.1 million in the year ended March 31, 2021, as compared to $6.3 million in the year ended March 31, 2020. This decrease was due to a reduction in our long-term debt as well as a decline in interest rates.
Income tax benefit (provision)
The provision for income taxes decreased from an expense of $6.2 million, or an effective tax rate of 26%, for the year ended March 31, 2020, to a benefit of $2.5 million, or an effective tax rate of (69)%, for the year ended March 31, 2021. The change in the provision for income taxes was primarily driven by a decrease in income before taxes of $20.4 million and an increase in one-time tax benefits of $3.7 million, primarily related to stock-based compensation.
Comparison of the year ended March 31, 2020 to twelve months ended March 31, 2019
Net sales

Net sales increased $15.2 million, or 6%, to $282.9 million in the year ended March 31, 2020, from $267.7 million in the twelve months ended March 31, 2019. The increase was primarily driven by increased productivity across our retail and

e-commerce channels. The increased productivity in our retail channel was largely seen through improved sales growth within Nielsen-tracked channel customers, and via e-commerce through sales growth on elfcosmetics.com. Net sales increased $25.9 million, or 11%, and $1.4 million, or 7% in our retail and e-commerce channels, respectively. These increases were partially offset by the closing of all 22 e.l.f. retail stores in February 2019, which generated net sales of approximately $12.1 million during the twelve months ended March 31, 2019.
Gross profit

Gross profit increased $18.1 million, or 11%, to $181.1 million in the year ended March 31, 2020, compared to $163.0 million in the twelve months ended March 31, 2019. Increased volume accounted for approximately $9.3 million of the increase in gross profit, with the remaining $8.8 million driven by an increase in gross margin rate. The increase in gross margin rate was driven by a combination of margin accretive innovation, cost savings, price increases, favorable movements in foreign exchange rates and an increase in inventory adjustments in the twelve months ended March 31, 2019. These factors were partially offset by higher sales adjustments and the impact of tariffs on goods imported from China. These drivers resulted in a 300 basis point increase in gross margin, which increased from 61% in the twelve months ended March 31, 2019 to 64% in the year ended March 31, 2020.
Selling, general and administrative expenses

SG&A expenses were $157.2 million in the year ended March 31, 2020, an increase of $19.5 million, or 14%, from $137.7 million in the twelve months ended March 31, 2019. SG&A expenses as a percentage of net sales increased to 56% for the year ended March 31, 2020 from 51% in the twelve months ended March 31, 2019. The increase was primarily due to investments in marketing and digital expenses of $17.0 million. Increased bonus expense, investment in merchandising programs, and increased depreciation expenses driven by customer fixture programs added an additional $8.1 million of expense. These increases were partially offset by the closure of e.l.f. retail stores, which totaled $5.8 million for the twelve months ended March 31, 2019.
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
Comparison of the year ended March 31, 2020 to the year ended December 31, 2018
A comparison of the year ended March 31, 2020 to the year ended December 31, 2018 may be found in Part II, Item 7, of the Company's Annual Report on Form 10-K for the year ended March 31, 2020, as amended.

Financial condition, liquidity and capital resources
Overview
As of March 31, 2021, we held $57.8 million of cash and cash equivalents. In addition, as of March 31, 2021, we had borrowing capacity of $49.8 million under the Prior Revolving Credit Facility (as defined under the heading “Description of indebtedness”).
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities, and expansion within or to additional retailer store locations. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on the Amended Revolving Credit Facility (as defined below in Part II, Item 7 "Management’s discussion and analysis of financial condition and results of operations" under the heading "Description of indebtedness").
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of March 31, 2021, we had working capital, excluding cash, of $39.0 million, compared to $35.1 million as of March 31, 2020. Working capital, excluding cash and debt, was $55.3 million and $47.6 million as of March 31, 2021 and March 31, 2020, respectively.
We believe that our operating cash flow, cash on hand and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. If necessary, we can borrow funds under the Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A “Risk factors”. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our consumers and manage production and our supply chain.
Cash flows

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
(in thousands)	2021	2020	2019	2018
Net cash provided by (used in):
Operating activities	$29,475	$44,313	$8,216	$55,582
Investing activities	(6,474)	(35,345)	(3,400)	(8,872)
Financing activities	(11,400)	(16,675)	(2,147)	(5,564)
Net increase (decrease) in cash:	$11,601	$(7,707)	$2,669	$41,146
Cash provided by operating activities
For the year ended March 31, 2021, net cash provided by operating activities was $29.5 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $46.4 million and an increase in net working capital of $16.9 million. The increase in net working capital was driven by a $10.5 million increase in accounts receivable, a $10.9 million increase in inventory and a $9.7 million increase in prepaid and other assets, partially offset by a $17.5 million increase of accounts payable and accrued expenses.
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
Cash used in investing activities
For the year ended March 31, 2021, net cash used in investing activities was $6.5 million, which was primarily driven by capital expenditures related to new customer fixture programs.
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
Cash used in financing activities
For the year ended March 31, 2021, net cash used in financing activities was $11.4 million, driven by $11.8 million in mandatory principal payments under the Prior Term Loan Facility (as defined under the heading “Description of indebtedness”). This was partially offset by $1.5 million of proceeds from the exercise of options to purchase common stock.
For the year ended March 31, 2020, net cash used in financing activities was $16.7 million, driven by $9.5 million in mandatory principal payments under the Prior Term Loan Facility and repurchase of common stock of $7.9 million. This was partially offset by $1.5 million of proceeds from the exercise of options to purchase common stock.
For the three months ended March 31, 2019, net cash used in financing activities was $2.1 million and was primarily related to mandatory principal payments under the Prior Term Loan Facility.
Description of indebtedness
Prior credit agreement
On December 23, 2016, we entered into a five-year, $200.0 million Senior Secured Credit Agreement (as amended, the "Prior Credit Agreement") with a syndicate consisting of several large financial institutions. The Prior Credit Agreement was first amended on August 25, 2017, increasing the aggregate commitments to $215.0 million. The Prior Credit Agreement, as amended, consists of a $50.0 million revolving line of credit (the “Prior Revolving Credit Facility”) and a $165.0 million term loan (the “Prior Term Loan Facility”). The Prior Credit Agreement was amended again on December 7, 2018 to reflect the change in our fiscal year-end from December 31 to March 31. The Prior Credit Agreement was further amended on April 8, 2020 to (i) increase the maximum permitted total net leverage ratio for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, (ii) reduce the minimum fixed charge coverage ratio for the fiscal quarters ending December 31, 2020 and March 31, 2021, (iii) add additional interest rates to correspond to the increased maximum permitted total net leverage ratios, (iv) increase the amount of cash netted in the calculation of the consolidated total net leverage ratio, and (v) amend the language around the level of add backs to the adjusted consolidated EBITDA definition. We amended and restated the Prior Credit Agreement in April 2021 as described under the heading “Amended credit agreement” below.
All amounts under the Prior Revolving Credit Facility were available for draw until the maturity date on August 25, 2022. The Prior Revolving Credit Facility was collateralized by substantially all of our assets and required payment of an unused fee ranging from 0.35% to 0.25% (based on our consolidated total net leverage ratio (as defined in the Prior Credit Agreement)) times the average daily amount of unutilized commitments under the Prior Revolving Credit Facility. The Prior Revolving Credit Facility also provided for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Prior Revolving Credit Facility could exceed $50.0 million. The unused balance of the Prior Revolving Credit Facility as of March 31, 2021 was $49.8 million.

The Prior Term Loan Facility maturity date was August 25, 2022 and was collateralized by substantially all of our assets. Amortization installment payments on the Prior Term Loan Facility were required to be made in quarterly installments of (i) $2,062,500 for fiscal quarters ended September 30, 2017 through June 30, 2019, (ii) $2,475,000 for fiscal quarters ended September 30, 2019 through June 30, 2020, (iii) $3,093,750 for fiscal quarters ending September 30, 2020 through June 30, 2021 and (iv) $4,125,000 for fiscal quarters ending September 30, 2021 through June 30, 2022. The remaining Prior Term Loan Facility balance was due upon the maturity date. The Prior Term Loan Facility could be prepaid at any time without penalty and was subject to mandatory prepayments when there was (i) excess cash flow, which is defined as EBITDA less certain customary deductions, (ii) non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during a year, unless reinvested within twelve months or (iii) issuance of additional debt.

Both the Prior Revolving Credit Facility and the Prior Term Loan Facility bore interest, at our option, at either a rate per annum equal to (i) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.50% to 3.25% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.50% to 2.25% based on our consolidated total net leverage ratio. The interest rate as of March 31, 2021 for the Prior Term Loan Facility was approximately 2.0%.
The Prior Credit Agreement contained a number of covenants that, among other things, restricted our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Prior Credit Agreement also included reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of March 31, 2021 and March 31, 2020, we were in compliance with all financial covenants under the Prior Credit Agreement.
Amended credit agreement
On April 30, 2021, we amended and restated the Prior Credit Agreement (the “Amended Credit Agreement”), amended and restated the Prior Term Loan Facility and the Prior Revolving Credit Facility, and refinanced all loans under the Prior Credit Agreement.

The Amended Credit Agreement has a five year term and consists of (i) a $100 million revolving credit facility (the “Amended Revolving Credit Facility”) and (ii) a $100 million term loan facility (the “Amended Term Loan Facility”).

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of May 14, 2021 was $73.3 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios.

Contractual obligations and commitments
The following table summarizes our contractual obligations as of March 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt(1)	$125,194	$15,469	$109,725	$—	$—
Interest on bank debt(2)	3,234	2,372	862	—	—
Operating lease obligations	26,335	4,823	9,741	7,166	4,605
Finance lease obligations(3)	2,350	907	1,443	—	—
Total contractual obligations(4)	$157,113	$23,571	$121,771	$7,166	$4,605
(1)Long-term debt payments include scheduled principal payments only.
(2)Assumes an annual interest rate of 2.0% on the Prior Term Loan Facility over the term of the loan.
(3)Includes a $0.3 million residual value guarantee.
(4)We have excluded our liability for uncertain tax positions from the table above because we are unable to make a reasonably reliable estimate of the timing of payments.
Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.
Critical accounting policies and estimates
Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the Note 2 to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules”, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.
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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment, retail product displays, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded on long-lived assets during the years ended March 31, 2021 or March 31, 2020.
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
We have selected October 1 as the date on which to perform our annual impairment tests. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill or indefinite-lived intangible assets has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the years ended March 31, 2021 or March 31, 2020.
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

New accounting pronouncements
See Note 2 Summary of significant accounting policies to the Notes to consolidated financial statements in Part IV, Item 15, “Exhibits, Financial Statement Schedules” for information regarding new accounting pronouncements.
We comply with any new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Item 7A. Quantitative and qualitative disclosures about market risk.
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and foreign exchange.
Interest rate risk
We had cash, cash equivalents of $57.8 million and $46.2 million as of March 31, 2021 and March 31, 2020, respectively. Our cash and cash equivalents consist of cash and money market funds, which are highly liquid and, as such, are not sensitive to interest rate risk.
We are exposed to changes in interest rates because the indebtedness incurred under the Amended Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our Senior Secured Credit Facility; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2021, we had variable rate debt of $124.6 million under the Prior Credit Agreement. A hypothetical 1% increase or decrease of interest rates would result in a decrease or increase, respectively, in interest expense on an annualized basis of approximately $1.2 million as of March 31, 2021.
Foreign exchange risk
We are exposed to foreign exchange risk as we have contracts with suppliers in China for future purchases of inventories denominated in Chinese Renminbi (RMB). We do not have an active hedging program, and all of our legacy exchange rate forward contracts matured in 2016. We neither used these foreign currency forward contracts for trading purposes nor did we follow hedge accounting, and therefore the periodic impact of these legacy hedging activities was calculated on a mark-to-market basis. Accordingly, the foreign currency forward contracts were carried at their fair value either as an asset or liability on the consolidated balance sheet with changes in fair value being recorded in other income (expense), net in our consolidated statements of operations.
Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB as compared to the US dollar, our cost of sales and net income would be adversely affected by approximately $12.1 million for the year ended March 31, 2021.

Item 8. Financial statements and supplementary data.
The following consolidated financial statements are incorporated by reference herein:
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.
None.
Item 9A. Controls and procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of March 31, 2021, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Section 302 and 906 Certification

The required certification of our Chief Executive Officer and Chief Financial Officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report (See Exhibits 31 and 32 under Part IV, Item 15 "Exhibits, Financial Statement Schedules").

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated May 27, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
May 27, 2021

Item 9B. Other information.
None.

PART III
Item 10. Directors, executive officers and corporate governance.
The information required by this Part III, Item 10 is incorporated by reference to the sections entitled “Our Board of Directors”, “Our Executive Officers", “Delinquent Section 16(a) Reports”, and “Corporate Governance Materials Available on our Website” (or similar titles) that will be contained in our Definitive Proxy Statement relating to our 2021 annual meeting of stockholders (our “Proxy Statement”). Our Proxy Statement will be filed with the SEC within 120 days of March 31, 2021.

Item 11. Executive compensation.
The information required by this Part III, Item 11 is incorporated by reference to the sections entitled “Our Board of Directors” and “Executive Compensation” (or similar titles) that will be contained in the Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The information required by this Part III, Item 12 is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” (or similar titles) that will be contained in the Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence.
The information required by this Part III, Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” (or similar titles) that will be contained in the Proxy Statement.
Item 14. Principal accounting fees and services.
The information required by this Part III, Item 14 is incorporated by reference to the section entitled “Audit Matters” (or a similar title) that will be contained in the Proxy Statement.

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
3.Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated January 31, 2014, by and among e.l.f. Beauty, Inc. and certain stockholders party thereto.		S-1	4.2	333-213333	8/26/2016

4.3	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

4.4	Description of Capital Stock	X

10.1 (a)	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.1 (b)	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.1 (c)	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.1 (d)	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.1 (e)	Amended and Restated Lease Agreement, dated June 19, 2019, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)		10-Q	10.1	001-37873	8/8/2019

10.2(a)	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

10.2(b)	First Amendment to Lease, dated August 24, 2020, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc.		10-Q	10.1	001-37873	2/4/2021

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.3 (a)	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.3 (b)	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/28/2017

10.3 (c)
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

			10-K	10.8(b)	001-37873	5/28/2020

10.3(d)	Third Amendment to Credit Agreement, dated as of April 8, 2020, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., W3ll People, Inc., J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	4/9/2020

10.4	Amended and Restated Credit Agreement, dated April 30, 2021, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	5/4/2020

10.5 (a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.12	333-213333	8/26/2016

10.5 (b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.		10-K	10.7(b)	001-37873	3/15/2017

10.5 (c)#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.13	333-213333	8/26/2016

10.6 (a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.16	333-213333	9/12/2016

10.6 (b)#	Amendment to the e.l.f. Beauty, Inc. 2016 Equity Incentive Award Plan		8-K	10.2	001-37873	7/2/2020

10.6 (c)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.17	333-213333	9/12/2016

10.6 (d)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.27	333-213333	9/12/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.6 (e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-37873	3/15/2017

10.6 (f)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.12(e)	001-37873	3/15/2017

10.6 (g)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).	X

10.6 (h)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).	X

10.7#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

10.8#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Tarang Amin, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.16	001-37873	2/28/2019

10.9#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Scott Milsten, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.17	001-37873	2/28/2019

10.10#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Richard Baruch, Jr., e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.18	001-37873	2/28/2019

10.11#	Employment Agreement, dated as of February 1, 2019, between Kory Marchisotto, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	5/9/2019

10.12#	Employment Agreement, dated as of March 15, 2019, between Mandy Fields, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		8-K	10.1	001-37873	3/21/2019

10.13#	Employment Agreement, dated as of November 25, 2019, between Josh Franks, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	2/6/2020

10.14#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.15#	Amended and Restated Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	11/7/2019

10.16#	Cooperation Agreement, dated as of July 1, 2020, by and between e.l.f. Beauty, Inc., Marathon Partners Equity Management, LLC, Marathon Partners L.P., Marathon Focus Fund L.P., Marathon Partners LUX Fund, L.P., Cibelli Research & Management, LLC and Mario Cibelli.		8-K	10.1	001-37873	7/2/2020

21.1	List of Significant Subsidiaries of e.l.f. Beauty, Inc.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

e.l.f. Beauty, Inc.

May 27, 2021	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

May 27, 2021	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)

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

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2021
Tarang P. Amin

/s/ Mandy Fields	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2021
Mandy Fields

/s/ Lori A. Keith	Director	May 27, 2021
Lori A. Keith

/s/ Lauren Cooks Levitan	Director	May 27, 2021
Lauren Cooks Levitan

/s/ Kenny Mitchell	Director	May 27, 2021
Kenny Mitchell

/s/ Richelle P. Parham	Director	May 27, 2021
Richelle P. Parham

/s/ Kirk L. Perry	Director	May 27, 2021
Kirk L. Perry

/s/ Beth M. Pritchard	Director	May 27, 2021
Beth M. Pritchard

/s/ Sabrina L. Simmons	Director	May 27, 2021
Sabrina L. Simmons

/s/ Maureen C. Watson	Director	May 27, 2021
Maureen C. Watson

/s/ Richard G. Wolford	Director	May 27, 2021
Richard G. Wolford

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm	59

Consolidated balance sheets as of March 31, 2021 and March 31, 2020	61

Consolidated statements of operations and comprehensive income for the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019	62

Consolidated statements of stockholders’ equity for the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019	63

Consolidated statements of cash flows for the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019	64

Notes to consolidated financial statements	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for the years ended March 31, 2021 and 2020, for the three months ended March 31, 2019, and for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended March 31, 2021 and 2020, for the three months ended March 31, 2019, and for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition—Provision for Unclaimed Customer Incentives and Allowances—Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company offers various incentives to customers such as sales discounts, markdown support, and other incentives and allowances, which give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected value method or the most likely amount, depending on the nature of the variability. The Company regularly reviews and revises, when deemed necessary, their estimates of variable consideration based on both customer-specific expectations, as well as historical rates of realization. A provision for unclaimed customer incentives and allowances is included on the consolidated balance sheet, net against accounts receivable. The provision for unclaimed customer incentives and allowances was $11.9 million and $7.6 million as of March 31, 2021 and March 31, 2020, respectively.

Auditing the Company’s provision of unclaimed customer incentives and allowances was complex and judgmental as the provision for unclaimed customer incentives and allowances is determined based on significant management estimates. Changes in these estimates can have a material impact on revenue recognized. Additionally, given the subjectivity of estimating the provision for unclaimed customer incentives and allowances, performing audit procedures to evaluate whether the provision for unclaimed customer incentives and allowances is appropriately recorded required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s provision of unclaimed customer incentives and allowances included the following, among others:

•    We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s provision of unclaimed customer incentives and allowances, including controls over management’s review of the significant assumptions, such as the historical rate of customer deductions and management’s review of the completeness and accuracy of the data used.

•    We tested customer deduction data underlying the estimate to validate the nature, timing, and amount of deductions taken.

•    We evaluated the Company’s historical ability to accurately estimate its provision by performing a retrospective analysis on the prior period reserve, based on current-period deductions.

•    We evaluated period-over-period comparisons of the Company’s provision for unclaimed customer incentives and allowances and deductions claimed by customers by allowance type to identify unusual trends.

•    We evaluated management’s methodologies and tested the significant assumptions used by the Company to calculate the provision for unclaimed customer incentives and allowances and verified they were in agreement with the terms of underlying customer contracts.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
May 27, 2021

We have served as the Company’s auditor since 2014.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated balance sheets
(in thousands, except share and per share data)

	March 31, 2021	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$57,768	$46,167
Accounts receivable, net	40,185	29,721
Inventory, net	56,810	46,209
Prepaid expenses and other current assets	15,381	10,263
Total current assets	170,144	132,360
Property and equipment, net	13,770	17,171
Intangible assets, net	94,286	102,410
Goodwill	171,620	171,321
Investments	2,875	2,875
Other assets	34,698	26,967
Total assets	$487,393	$453,104

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$16,281	$12,568
Accounts payable	15,699	12,390
Accrued expenses and other current liabilities	41,351	26,165
Total current liabilities	73,331	51,123
Long-term debt and finance lease obligations	110,255	126,088
Deferred tax liabilities	13,479	21,892
Long-term operating lease obligations	20,084	11,239
Other long-term liabilities	598	591
Total liabilities	217,747	210,933

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of March 31, 2021 and March 31, 2020; 51,590,830 and 50,003,531 shares issued and outstanding as of March 31, 2021 and March 31, 2020, respectively	504	489
Additional paid-in capital	774,441	753,213
Accumulated deficit	(505,299)	(511,531)
Total stockholders' equity	269,646	242,171
Total liabilities and stockholders' equity	$487,393	$453,104
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income (loss)
(in thousands, except share and per share data)

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Net sales	$318,110	$282,851	$66,141	$267,435
Cost of sales	111,912	101,728	25,650	104,694
Gross profit	206,198	181,123	40,491	162,741
Selling, general, and administrative expenses	194,157	157,155	37,324	136,579
Restructuring expense (income)	2,641	(5,982)	22,176	—
Operating income (loss)	9,400	29,950	(19,009)	26,162
Other (expense) income, net	(1,620)	426	(315)	(390)
Interest expense, net	(4,090)	(6,307)	(1,849)	(7,816)
Income (loss) before provision for income taxes	3,690	24,069	(21,173)	17,956
Income tax benefit (provision)	2,542	(6,185)	3,259	(2,431)
Net income (loss)	$6,232	$17,884	$(17,914)	$15,525
Comprehensive income (loss)	$6,232	$17,884	$(17,914)	$15,525
Net income (loss) per share:
Basic	$0.13	$0.37	$(0.37)	$0.33
Diluted	$0.12	$0.35	$(0.37)	$0.32
Weighted average shares outstanding:
Basic	49,377,410	48,498,813	48,022,926	46,828,798
Diluted	51,994,145	50,817,143	48,022,926	49,268,616
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of stockholders’ equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2017	46,315,630	$463	$720,372	$(526,972)	$193,863
Net income	—	—	—	15,525	15,525
Stock-based compensation	—	—	16,821	—	16,821
Exercise of stock options and vesting of restricted stock	1,514,126	15	3,161	—	3,176
Adoption of new accounting standard	—	—	—	(54)	(54)
Balance as of December 31, 2018	47,829,756	478	740,354	(511,501)	229,331
Net loss	—	—	—	(17,914)	(17,914)
Stock-based compensation	—	—	3,683	—	3,683
Exercise of stock options and vesting of restricted stock	458,964	5	110	—	115
Balance as of March 31, 2019	48,288,720	483	744,147	(529,415)	215,215
Net income	—	—	—	17,884	17,884
Stock-based compensation	—	—	15,488	—	15,488
Exercise of stock options and vesting of restricted stock	1,150,490	12	1,476	—	1,488
Repurchase of common stock	(564,468)	(6)	(7,898)	—	(7,904)
Balance as of March 31, 2020	48,874,742	489	753,213	(511,531)	242,171
Net income	—	—	—	6,232	6,232
Stock-based compensation	—	—	19,493	—	19,493
Exercise of stock options and vesting of restricted stock	1,525,768	15	1,735	—	1,750
Balance as of March 31, 2021	50,400,510	$504	$774,441	$(505,299)	$269,646
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of cash flows
(in thousands)

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$6,232	$17,884	$(17,914)	$15,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,179	22,843	7,544	17,861
Restructuring expense (income)	2,641	(5,982)	22,176	—
Stock-based compensation expense	19,682	15,488	3,683	16,821
Amortization of debt issuance costs and discount on debt	847	747	190	792
Deferred income taxes	(8,584)	2,443	(3,433)	(939)
Other, net	383	873	242	476
Changes in operating assets and liabilities:
Accounts receivable	(10,529)	2,504	4,215	7,649
Inventories	(10,937)	(435)	2,561	16,338
Prepaid expenses and other assets	(9,659)	(6,500)	(1,732)	(8,484)
Accounts payable and accrued expenses	17,472	5,962	(6,021)	(10,251)
Other liabilities	(3,252)	(11,514)	(3,295)	(206)
Net cash provided by operating activities	29,475	44,313	8,216	55,582

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(25,923)	—	—
Purchase of property and equipment	(6,474)	(9,422)	(3,400)	(8,872)
Net cash used in investing activities	(6,474)	(35,345)	(3,400)	(8,872)

Cash flows from financing activities:
Proceeds from revolving line of credit	20,000	—	—	2,000
Repayment of revolving line of credit	(20,000)	—	—	(2,000)
Repayment of long-term debt	(11,756)	(9,488)	(2,063)	(8,250)
Debt issuance costs paid	(334)	—	—	—
Repurchase of common stock	—	(7,904)	—	—
Cash received from issuance of common stock	1,503	1,488	115	3,176
Other, net	(813)	(771)	(199)	(490)
Net cash used in financing activities	(11,400)	(16,675)	(2,147)	(5,564)

Net increase (decrease) in cash and cash equivalents	11,601	(7,707)	2,669	41,146
Cash and cash equivalents - beginning of period	46,167	53,874	51,205	10,059
Cash and cash equivalents - end of period	$57,768	$46,167	$53,874	$51,205

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,018	$6,302	$1,783	$7,124
Cash paid for income taxes, net of refunds	2,301	5,604	6	4,085
Cash paid for interest on finance leases	137	179	50	—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired under finance leases	—	—	—	2,098
Property and equipment purchases included in accounts payable and accrued expenses	$359	$1,132	$3,080	$1,838
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1—Nature of operations
e.l.f. Beauty, Inc., a Delaware corporation, (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”) is a multi-brand beauty company that offers inclusive, accessible, cruelty-free cosmetics and skin-care products. Our mission is to make the best of beauty accessible to every eye, lip and face.
We believe our ability to deliver 100% cruelty-free, premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our fundamental value equation, digitally-led strategy, as well as our world-class team’s ability to execute with speed has positioned us well to navigate a rapidly changing landscape in beauty.
Our family of brands includes e.l.f. Cosmetics, W3LL PEOPLE and Keys Soulcare. Our brands are available online and across leading beauty, mass-market, and clean-beauty specialty retailers. We have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Note 2—Summary of significant accounting policies
Basis of presentation and fiscal year end change
During December 2018, the board of directors approved a change in fiscal year end from December 31st to March 31st. Accordingly, this document reflects the Company's fiscal year ended March 31, 2021, covering the period April 1, 2020 through March 31, 2021.
All references to the periods ended March 31, 2021, March 31, 2020 and December 31, 2018 relate to the years ended March 31, 2021, March 31, 2020 and December 31, 2018, respectively. All references to the period ended March 2019 relate to the three-month transition period ended March 31, 2019.
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
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. The Company recorded an allowance for doubtful accounts of $0.2 million and $1.0 million as of March 31, 2021 and March 31, 2020, respectively. The Company recorded a reserve for sales adjustments of $11.9 million and $7.6 million as of March 31, 2021 and March 31, 2020, respectively, which is also presented as a reduction to accounts receivable. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
During the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, two customers individually accounted for greater than 10% of the Company’s net sales as disclosed below:

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Walmart	26%	31%	36%	30%
Target	22%	22%	17%	21%
Customers that individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods as of March 31, 2021 and March 31, 2020, respectively, are as presented:

	March 31, 2021	March 31, 2020
Walmart	33%	20%
Target	17%	22%
Ulta Beauty	11%	*
* Customer comprised less than 10% accounts receivable in the periods.
Inventory
Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. The Company also records a reserve for excess and obsolete inventory, which represents the excess of the cost of the inventory over its estimated market value. This reserve is based upon an assessment of historical trends, current market conditions and forecasted product demand. The Company recorded an adjustment for excess and obsolete inventory, which is presented as a reduction to inventory of $3.6 million and $1.4 million as of March 31, 2021 and March 31, 2020, respectively.
Property and equipment and other assets
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Repairs and maintenance expenditures are expensed as incurred.
Useful lives by major asset class are as follows:

Estimated useful lives
Machinery, equipment and software	3 - 5 years
Leasehold improvements	5 years
Furniture and fixtures	2 - 5 years
Store fixtures	1 - 3 years
As of March 31, 2021 and March 31, 2020, included in other assets are retail product displays, net, of $9.7 million and $10.1 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $5.2 million, $6.0 million, $3.1 million and $1.5 million for the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company’s long-lived assets are grouped on an entity-wide basis. This is due, in part, to the integrated nature of the Company’s various distribution channels and the extent of shared costs across those channels. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. There were no impairment charges recorded on long-lived assets during the years ended March 31, 2021, March 31, 2020, December 31, 2018 or the three-month transition period ended March 31, 2019, respectively.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these items. The carrying amounts of bank debt approximate their fair values as the stated interest rates approximate market rates currently available to the Company for loans with similar terms. See Note 9 Fair value of financial instruments to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules”.
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
During the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, net sales in the United States and outside of the United States were as follows (in thousands):

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
United States	$284,203	$255,284	$59,797	$241,159
International	33,907	27,567	6,344	26,276
Total net sales	$318,110	$282,851	$66,141	$267,435
As of March 31, 2021 and March 31, 2020, the Company had property and equipment in the United States and outside of the United States as follows (in thousands):

	March 31, 2021	March 31, 2020
United States	$13,524	$16,845
International	246	326
Total property and equipment, net	$13,770	$17,171
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
As of March 31, 2021, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
A reconciliation of the beginning and ending amounts of the reserve for sales adjustments for the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019 is as follows (in thousands):

Balance as of December 31, 2017	$8,458
Charges	26,971
Deductions	(27,655)
Balance as of December 31, 2018	7,774
Charges	6,787
Deductions	(8,016)
Balance as of March 31, 2019	6,545
Charges	29,576
Deductions	(28,508)
Balance as of March 31, 2020	7,613
Charges	41,027
Deductions	(36,727)
Balance as of March 31, 2021	$11,913
In the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, the Company recorded $0.8 million, $0.7 million, $0.5 million and $0.2 million, respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $26.4 million, $19.8 million, $20.9 million and $4.9 million, in the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
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

Operating lease assets and liabilities are included on the Company's consolidated balance sheet beginning January 1, 2019. The current portion of the Company's operating lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion is included in long-term operating lease liabilities. Finance lease assets are included in other assets. Finance lease liabilities are included in long-term debt and finance lease obligations. Operating lease expense is recognized on a straight-line basis over the lease term.

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
Advertising costs
Advertising costs, including promotions and print, are expensed as incurred or distributed. Advertising costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations and amounted to approximately $30.3 million, $26.0 million, $10.2 million and $2.6 million in the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, respectively.
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

Recently adopted accounting standards
Standard	Description	Date of expected adoption/adoption	Effect on the financial statements or other significant matters
ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40)	The standard will require customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Certain implementation costs incurred during the application development stage would be deferred and capitalized (e.g., costs of integration with on-premises software, coding, configuration, customization). Other costs incurred during the preliminary project and post-implementation stages would be expensed (e.g., planning the project, training, maintenance after implementation, data conversion). The amendments in the ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.	April 1, 2020	The Company adopted ASU 2018-15 prospectively, and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
ASU 2019-12—Income Taxes (TOPIC 740): Simplifying the Accounting for Income Taxes	The guidance eliminates certain exceptions related to intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted.	January 1, 2021	The adoption of the standard had no impact on the Company’s consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 3—Transition period
The Company is presenting its consolidated financial statements for the three-month transition period ended March 31, 2019. The following tables provide certain unaudited comparative financial information for the same period of the prior year.

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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:		(unaudited)
Net income (loss)	$(17,914)	$690
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,544	4,288
Restructuring loss	22,176	—
Stock-based compensation expense	3,683	3,640
Amortization of debt issuance costs and discount on debt	190	199
Deferred income taxes	(3,433)	735
Other, net	242	142
Changes in operating assets and liabilities:
Accounts receivable	4,215	12,771
Inventories	2,561	951
Prepaid expenses and other assets	(1,732)	(1,498)
Accounts payable and accrued expenses	(6,021)	(16,891)
Other liabilities	(3,295)	3
Net cash provided by operating activities	8,216	5,030

Cash flows from investing activities:
Purchase of property and equipment	(3,400)	(2,667)
Net cash used in investing activities	(3,400)	(2,667)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	2,000
Repayment of revolving line of credit	—	(2,000)
Repayment of long-term debt	(2,063)	(2,063)
Cash received from issuance of common stock	115	212
Other, net	(199)	(97)
Net cash used in financing activities	(2,147)	(1,948)

Net increase in cash and cash equivalents	2,669	415
Cash and cash equivalents - beginning of period	51,205	10,059
Cash and cash equivalents - end of period	$53,874	$10,474

Note 4 —Acquisitions
On February 24, 2020, the Company, through its wholly owned subsidiary, e.l.f. Cosmetics, Inc., completed its acquisition of W3LL People, Inc., a Santa Fe, New Mexico-based privately held, clean-beauty company with a mission to create premium quality clean products that help people be well, look well and do well. The purchase price of $25.9 million was in all cash and the total consideration in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions and (ii) indemnification obligations of W3LL People, Inc.'s stockholders after the closing of the acquisition.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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

The following table presents the purchase price allocation recorded in the Company's consolidated balance sheet on acquisition date and upon finalization during the quarter ended September 30, 2020. A $0.3 million adjustment was recorded in the quarter ended September 30, 2020 and included in the table below (in thousands):

Net tangible assets	$1,978
Goodwill (1)	14,357
Intangible assets	12,340
Net deferred tax liability	(2,752)
Total purchase price consideration	$25,923

(1)	The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill recognized in this transaction is primarily attributable to expected operational synergies. None of the goodwill is expected to be deductible for tax purposes.
Intangible Assets

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships — retailers	$8,800	10
Customer relationships — e-commerce	40	3
Trademarks	3,500	10
Total identified intangible assets	$12,340
Note 5—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the years ended March 31, 2021, March 31, 2020, December 31, 2018 or the three-month transition period ended March 31, 2019, respectively, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the years ended March 31, 2021, March 31, 2020, December 31, 2018 or the three-month transition period ended March 31, 2019, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 6—Goodwill and other intangible assets
Information regarding the Company’s goodwill and intangible assets as of March 31, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(50,260)	$27,340
Customer relationships – e-commerce	3 years	3,940	(3,915)	25
Trademarks	10 years	3,500	(379)	3,121
Total finite-lived intangibles		85,040	(54,554)	30,486
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(54,554)	$265,906

Information regarding the Company’s goodwill and intangible assets as of March 31, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(42,500)	$35,100
Customer relationships – e-commerce	3 years	3,940	(3,901)	39
Trademarks	10 years	3,500	(29)	3,471
Total finite-lived intangibles		85,040	(46,430)	38,610
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,321	—	171,321
Total goodwill and other intangibles		$320,161	$(46,430)	$273,731
The Company has not recognized any impairment charges on its goodwill or intangible assets, as the anticipated future cash flows generated by each of these assets remain substantially in excess of their carrying values. Amortization expense on the finite-lived intangible assets was $8.1 million, $7.0 million, $7.1 million and $1.7 million for the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, respectively.
The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of March 31, 2021, is as follows (in thousands):

The year ended March 31, 2021
2022	$8,123
2023	8,122
2024	6,963
2025	1,230
2026	1,230
Thereafter	4,818
Total	$30,486

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 7—Property and equipment
Property and equipment as of March 31, 2021 and March 31, 2020 consists of the following (in thousands):

	March 31, 2021	March 31, 2020
Machinery, equipment and software	$14,899	$15,327
Leasehold improvements	4,436	3,459
Furniture and fixtures	1,104	708
Store fixtures	10,785	10,302
Property and equipment, gross	31,224	29,796
Less: Accumulated depreciation and amortization	(17,454)	(12,625)
Property and equipment, net	$13,770	$17,171
Depreciation and amortization expense on property and equipment was $6.7 million, $6.3 million, $7.6 million and $1.7 million during the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, respectively.
Note 8—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of March 31, 2021 and March 31, 2020 consists of the following (in thousands):

	March 31, 2021	March 31, 2020
Accrued expenses	$21,300	$12,518
Current portion of operating lease liabilities	4,292	3,083
Accrued compensation	10,805	9,542
Other current liabilities	4,954	1,022
Accrued expenses and other current liabilities	$41,351	$26,165
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2021 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$126,789	$—	$126,789	$—
Total financial liabilities	$126,789	$—	$126,789	$—
__________________________
(1) Of this amount, $16,281 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
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
Note 10—Debt
The following summarizes the recent significant transactions impacting the Company’s indebtedness:
•On January 31, 2014, the Company entered into a senior secured credit facility (the “2014 Senior Secured Credit Facility”), which consisted of a $20.0 million revolving line of credit and a $105.0 million term loan. Also, on January 31, 2014, the Company entered into a $40.0 million second lien term loan (the “Second Lien Term Loan”).
•On June 7, 2016, the Company incurred an incremental $64.0 million in term loan borrowings under the 2014 Senior Secured Credit Facility to fund, in part, a $72.0 million special dividend to stockholders, and increased the total availability under the revolving credit facility to $25.0 million.
•On September 27, 2016, the Company used a portion of the proceeds from the initial public offering to repay the entire outstanding balance of $40.0 million from the Second Lien Term Loan.
•On December 23, 2016, the Company refinanced its outstanding obligations under the 2014 Senior Secured Credit Facility, entering into a new 5-year, $200.0 million senior secured credit agreement (the “2016 Senior Secured Credit Facility”), as further described below.
•On August 25, 2017, the Company amended the 2016 Senior Secured Credit Facility to increase the total availability under the revolving line of credit to $50.0 million and to lower the interest rates and extend the maturity date to August 25, 2022.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
•On April 8, 2020, the Company amended the 2016 Senior Secured Credit Facility to modify the Company’s quarterly maintenance covenants, and to add interest rates with respect to borrowings associated with the added increased maximum permitted total net leverage ratios.
•On April 30, 2021, the Company refinanced its outstanding obligations under the 2016 Senior Secured Credit Facility and entered into a new 5-year $200.0 million senior secured credit agreement. See Note 21 Subsequent Events to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules”.
The Company’s outstanding debt as of March 31, 2021 and March 31, 2020 consists of the following (in thousands):

	March 31, 2021	March 31, 2020
Debt:
Term loan	$124,589	$135,853
Finance lease obligations	2,200	3,012
Total debt	126,789	138,865
Less: debt issuance costs	(253)	(209)
Total debt, net of issuance costs	126,536	138,656
Less: current portion	(16,281)	(12,568)
Long-term portion of debt	$110,255	$126,088
Senior secured credit agreement, as amended
On December 23, 2016, the Company entered into the Senior Secured Credit Agreement (as amended, the "2016 Credit Agreement") with a syndicate consisting of several large financial institutions with respect to the 2016 Senior Secured Credit Facility. The Credit Agreement was first amended on August 25, 2017, increasing the aggregate commitments to $215.0 million. The 2016 Credit Agreement, as amended, consisted of a $50.0 million revolving line of credit and a $165.0 million term loan. The 2016 Credit Agreement was amended again on December 7, 2018 to reflect the change in the Company's fiscal year-end from December 31 to March 31, and amended again on April 8, 2020 to (i) increase the maximum permitted total net leverage ratio for certain fiscal quarters, (ii) reduce the minimum fixed charge coverage ratio for certain fiscal quarters, (iii) add additional interest rates to correspond to the increased maximum permitted total net leverage ratios, (iv) increase the amount of cash netted in the calculation of the consolidated total net leverage ratio, and (v) amend the language around the level of add backs to the adjusted consolidated EBITDA definition.
The 2016 Credit Agreement contained a number of covenants that, among other things, restricted our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2016 Credit Agreement also included reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of March 31, 2021 and March 31, 2020, the Company was in compliance with all financial covenants under the 2016 Credit Agreement.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Aggregate future minimum principal payments are as follows (in thousands):

The year ended March 31, 2021	Term Loan
2022	$15,469
2023	109,725
Total	$125,194
Interest expense
The components of interest expense, net are as follows (in thousands):

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Interest on term loan debt	$2,912	$6,096	$1,774	$6,774
Amortization of debt issuance costs	847	747	190	792
Interest on revolving line of credit	199	149	40	132
Interest on finance leases	137	179	50	155
Interest income	(5)	(863)	(205)	(37)
Interest expense, net	$4,090	$6,308	$1,849	$7,816
Note 11—Contingencies
Legal Contingencies
From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 12—Income taxes
The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Domestic	$3,715	$24,479	$(21,673)	$17,405
Foreign	(25)	(410)	500	551
Total	$3,690	$24,069	$(21,173)	$17,956

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The components of the benefit (provision) for income taxes are as follows (in thousands):

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Current:
U.S. federal	$(4,772)	$(2,681)	$(13)	$(2,414)
State	(1,186)	(1,066)	(139)	(948)
Foreign	(84)	5	(22)	(8)
Total current	(6,042)	(3,742)	(174)	(3,370)
Deferred:
U.S. federal	7,159	(2,532)	3,096	1,005
State	1,293	99	368	101
Foreign	132	(10)	(31)	(167)
Total deferred	8,584	(2,443)	3,433	939
Total (provision) benefit for income taxes	$2,542	$(6,185)	$3,259	$(2,431)
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State tax, net of federal benefit	(10.6)%	3.7%	1.2%	2.6%
State tax deferred rate change, net of federal benefit	(1.6)%	0.1%	—%	0.9%
Nondeductible business expenses	2.1%	0.8%	(0.1)%	1.4%
Nondeductible employee compensation	9.1%	0.4%	—%	—%
Provision-to-return adjustment	1.5%	—%	—%	(3.9)%
Uncertain tax positions	1.0%	(0.2)%	(0.1)%	(1.3)%
Stock based compensation	(90.7)%	(0.8)%	(6.1)%	(8.6)%
Others	(0.7)%	0.7%	(0.5)%	1.4%
Effective tax rate	(68.9)%	25.7%	15.4%	13.5%

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	March 31, 2021	March 31, 2020
Deferred tax assets:
Compensation	$624	$760
Inventories and receivables	5,710	3,472
Accrued expenses	2,067	1,996
Stock compensation	7,247	3,706
Net operating losses	272	92
Right of use liability	5,731	3,443
Other	560	558
Deferred tax assets	22,211	14,027
Deferred tax liabilities:
Goodwill	4,090	3,468
Fixed assets	2,506	3,294
Intangible assets	23,162	25,287
Right of use asset	5,294	3,292
Other	463	563
Deferred tax liabilities	35,515	35,904
Net deferred tax liabilities	$13,304	$21,877
The deferred tax assets and liabilities are reported in the accompanying balance sheets as follows (in thousands):

	March 31, 2021	March 31, 2020
Deferred tax assets	$175	$15
Deferred tax liabilities	13,479	21,892
Net deferred tax liabilities	$13,304	$21,877
As of March 31, 2021, the Company had gross federal, state and foreign net operating loss carryforwards of $0.5 million, $0.1 million and $0.6 million, respectively. The federal and state net operating loss carryforwards can either be carried forward 20 years or indefinitely. The federal and state net operating loss carryforwards will begin to expire in 2038. The foreign net operating loss carryforwards have a carryforward period of 5 years and will begin to expire in 2026.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Balance at beginning of year	$477	$581	$571	$764
Increases for prior year tax positions	6	32	—	—
Increases for current year tax positions	65	90	10	173
Decreases for prior year tax positions	—	—	—	(8)
Decreases due to settlements	(27)	(29)	—	—
Decreases due to statutes lapsing	(63)	(197)	—	(358)
Balance at end of year	$458	$477	$581	$571
If all of the Company’s unrecognized tax benefits as of March 31, 2021, March 31, 2020 and December 31, 2018, and the three-month transition period ended March 31, 2019 were recognized, $0.5 million, $0.5 million, $0.4 million

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
and $0.4 million, respectively, of unrecognized tax benefits, would impact the effective tax rate. The Company believes it is reasonably possible that $0.1 million of unrecognized tax benefits may reverse in the next twelve months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company had $0.1 million and $0.1 million of accrued gross interest and penalties as of March 31, 2021 and March 31, 2020, respectively. The Company recognized net interest and penalties expense of $29 thousand, $23 thousand, $(40) thousand and $3 thousand for the years ended March 31, 2021, March 31, 2020 and December 31, 2018, and the three-month transition period ended March 31, 2019, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2021, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year ended December 31, 2017.
Note 13—Preferred stock
The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of March 31, 2021 or March 31, 2020.
Note 14—Stock-based compensation
Stock plans
The Company grants stock-based awards under its 2016 Equity Incentive Award Plan (as amended) (the “2016 Plan”), which replaced its 2014 Equity Incentive Plan (the “2014 Plan”) and became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 in September 2016. No grants have made under the 2014 Plan since the Company’s initial public offering and no further awards will be granted thereunder. Any awards outstanding under the 2014 Plan that are forfeited or lapse unexercised will be added to the shares reserved and available for grant under the 2016 Plan. The 2016 Plan permits the grant of incentive stock options, non-statutory stock options, restricted stock and other stock- or cash-based awards to employees, officers, directors, advisors and consultants. The 2016 Plan allows for option grants of the Company’s common stock based on service, performance and market conditions.
As of March 31, 2021, a total of 14,483,591 shares have been authorized for issuance under the 2016 Plan, and 7,667,891 remain available for grant. As of March 31, 2021, there were 1,061,972 options and awards outstanding under the 2014 Plan that, if forfeited, would increase the number of shares authorized for grant under the 2016 Plan.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of December 31, 2018	2,746,670	$12.91
Granted	115,100	7.95
Canceled or forfeited	(286,191)	16.98
Balance as of March 31, 2019	2,575,579	12.24	6.9	$6,958
Granted	202,560	14.18
Exercised	(334,572)	4.08
Canceled or forfeited	(444,014)	15.07
Balance as of March 31, 2020	1,999,553	13.17	6.8	$3,773
Exercised	(337,376)	4.36
Canceled or forfeited	(21,196)	23.24
Balance as of March 31, 2021	1,640,981	$14.86	6.1	$19,650

Exercisable, March 31, 2021	1,312,728	$14.99	5.6	$15,549
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $26.83, as reported on the New York Stock Exchange on March 31, 2021.
Additional information relating to service-based options is as follows (in thousands, except per share data):

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Stock-based compensation expense	$1,671	$2,308	$590	$3,219
Intrinsic value of options exercised	5,620	3,580	—	2,890
Weighted-average grant date fair value of options granted (per share)	$—	$5.55	$3.12	$6.81
As of March 31, 2021, there was $1.5 million of total unrecognized compensation cost related to service-based stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.
The fair value of service-based stock options granted were calculated using the following weighted-average assumptions:

	Year ended March 31,	Three months ended March 31, (transition period)	Year ended December 31,
	2020	2019	2018
Expected term (in years)	6.5	6.3	6.3
Expected volatility	35.57%	35.13%	32.02%
Risk-free interest rate	2.07%	2.55%	2.68%
Expected dividend yield	—%	—%	—%

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
No service-based stock options were granted during the year ended March 31, 2021.
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
Fair value of common stock
The fair value of shares of common stock underlying stock options is based on the closing stock price as quoted on the New York Stock Exchange on the date of grant.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of December 31, 2018	1,482,782	$8.94
Exercised	(62,450)	1.84
Canceled or forfeited	(96,900)	26.84
Balance as of March 31, 2019	1,323,432	7.96	6.0	$8,646
Exercised	(53,100)	2.40
Canceled or forfeited	(17,400)	26.84
Balance as of March 31, 2020	1,252,932	7.97	5.0	$7,487
Exercised	(144,340)	1.89
Balance as of March 31, 2021	1,108,592	$8.72	4.0	$20,077

Exercisable, March 31, 2021	808,592	$2.00	3.3	$20,077
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $26.83, as reported on the New York Stock Exchange on March 31, 2021.

As of March 31, 2021, there was no further unrecognized compensation cost related to performance-based and market-based vesting stock options.

Additional information relating to options that vest based upon the satisfaction of performance or market conditions is as follows (in thousands, except per share data):

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Stock-based compensation expense	$—	$—	$—	$1,168
Intrinsic value of options exercised	3,117	609	419	8,669
Weighted-average grant date fair value of options granted (per share)	$—	$—	$—	$—
In February 2017, the Company granted options that vest based upon the achievement of specified stock prices. The fair values and derived service periods were determined using a Monte Carlo simulation model. If the awards vest prior to the end of the derived service period, the remaining unamortized compensation cost will be recognized in the period of vesting.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) as follows:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of December 31, 2018	2,036,124	$20.01
Granted (1)	1,464,710	7.64
Vested	(396,514)	21.79
Canceled or forfeited	(317,922)	20.06
Balance as of March 31, 2019	2,786,398	13.26
Granted	673,461	14.26
Vested	(762,818)	15.97
Canceled or forfeited	(385,273)	12.66
Balance as of March 31, 2020	2,311,768	12.86
Granted	1,206,870	17.45
Vested	(1,044,052)	13.97
Canceled or forfeited	(184,971)	14.19
Balance as of March 31, 2021	2,289,615	$14.67

(1)
Includes restricted stock awards granted in the period ending March 31, 2019 that vest based upon the achievement of a specified stock price and satisfaction of a service condition. The fair values and derived service periods were determined using a Monte Carlo simulation model.

As of March 31, 2021, there were 1,190,320 unvested shares subject to RSAs outstanding. Additional information relating to RSAs and RSUs is as follows (in thousands):

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Stock-based compensation expense	$18,012	$13,181	$3,093	$12,434
Intrinsic value of restricted stock released	$24,328	$12,448	$3,387	$6,280
As of March 31, 2021, there was $25.6 million of total unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. Stock-based compensation expense related to restricted stock for the year ended March 31, 2021 of $0.2 million and $17.8 million was reported in cost of sales and selling, general and administrative expenses in the Company's consolidated statements of comprehensive income, respectively. Stock compensation expense for the years ended March 31, 2020, December 31, 2018, and the transition period ended March 31, 2019 was reported in selling, general and administrative expenses in the Company's consolidated statements of comprehensive income.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 15—Restructuring and other related costs
2021 Restructuring Plan
In March 2021, a restructuring plan (the "2021 Restructuring Plan") was approved to close the Company's manufacturing plant in Rancho Cucamonga, California. Activities associated with the 2021 Restructuring Plan included the closure of the facility; the impairment of plant assets, including equipment and leasehold improvements; the disposal of excess inventory on hand at the plant; and the termination of manufacturing plant employees.
The following table presents the restructuring expense incurred during the year ended March 31, 2021 (in thousands) in connection with the 2021 Restructuring Plan:

March 31, 2021
Property, plant and equipment impairment	$2,097
Inventory disposal	343
Employee severance and related expenses	23
Other costs, including other asset write-offs	178
Total	$2,641
Liabilities related to the 2021 Restructuring Plan were not material as of March 31, 2021.
2019 Restructuring Plan
In February 2019, the Company closed all 22 e.l.f. retail stores and implemented a workforce reduction of employees that operated and managed the e.l.f. retail stores (the “2019 Restructuring Plan”).
The following table presents the restructuring (income) expenses incurred for the year ended March 31, 2020 and the three-month transition period ended March 31, 2019, respectively, in connection with the 2019 Restructuring Plan (in thousands):

	March 31, 2020	Three months ended March 31, (transition period)
	2020	2019
Acceleration of rent expense	$—	$16,106
Acceleration of depreciation expense	—	5,377
Gain from extinguishment of lease liabilities	(7,733)	(1,866)
Employee severance and related expenses	—	600
Other costs, including other asset write-offs	1,751	1,959
Total	$(5,982)	$22,176
The acceleration of rent expense is net of a $1.9 million gain related to operating lease liabilities that were extinguished as of March 31, 2019. This gain represents the difference between the aggregate operating lease liability established upon adoption of ASC 842 and the aggregate cash charge incurred to extinguish the aggregate liability. The gross accelerated rent expense of $16.1 million is included in depreciation and amortization in the statement of cash flows in the transition period for the three months ended March 31, 2019. The majority of the other costs incurred during the three-month transition period ended March 31, 2019 and the year ended March 31, 2020 are legal fees related to this extinguishment. As of March 31, 2020, the Company has settled all outstanding lease liabilities related to its e.l.f. retail store closures and does not expect to incur additional costs associated with the 2019 Restructuring Plan.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Liabilities related to the 2019 Restructuring Plan are reported within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. There were no costs incurred or cash disbursements made during the year ended March 31, 2021. The following table presents a roll-forward of the Company's restructuring liability for the three-month transition period ended March 31, 2019 and the year ended March 31, 2020, respectively (in thousands):

	Employee severance and related expenses	Other costs	Total
December 31, 2018	$—	$—	$—
Costs incurred	600	1,118	1,718
Cash disbursements	(504)	(443)	(947)
Other adjustments	—	—	—
March 31, 2019	$96	$675	$771
Costs incurred and other adjustments	(22)	1,634	1,612
Cash disbursements	(74)	(2,309)	(2,383)
March 31, 2020	$—	$—	$—
Outstanding lease liabilities are not included in the table above, as those liabilities were established upon adoption of ASC 842, not in connection with the 2019 Restructuring Plan.
Note 16—Repurchase of common stock
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
The Company did not repurchase any shares during the three and twelve months ended March 31, 2021. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of March 31, 2021.
Note 17—Employee benefit plan
The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company made matching contributions of $0.3 million, $0.3 million, $0.2 million and $0.1 million to the 401(k) Plan during the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 18—Net income (loss) per share
The following is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per common share computations (in thousands, except share and per share data):

	Year ended March 31,		Three months ended March 31, (transition period)	Year ended December 31,
	2021	2020	2019	2018
Numerator:
Net income (loss)	$6,232	$17,884	$(17,914)	$15,525

Denominator:
Weighted average common shares outstanding — basic	49,377,410	48,498,813	48,022,926	46,828,798
Dilutive common equivalent shares from equity awards	2,616,735	2,318,330	—	2,439,818
Weighted average common shares outstanding —diluted	51,994,145	50,817,143	48,022,926	49,268,616

Net income (loss) per share:
Basic	$0.13	$0.37	$(0.37)	$0.33
Diluted	$0.12	$0.35	$(0.37)	$0.32

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	1,038,810	2,143,672	6,588,523	3,373,529
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
A reconciliation of the balance sheet line items that were impacted or created as a result of the Company’s adoption of ASC 842 as of March 31, 2021 and March 31, 2020 is as follows (in thousands):

	Classification	March 31, 2021	March 31, 2020
Assets
Operating lease assets (a)	Other assets	$22,691	$13,668
Finance lease assets (b)	Other assets	1,100	2,094
Total leased assets		$23,791	$15,762
Liabilities
Current
Operating (a)	Accrued expenses and other current liabilities	$4,292	$3,083
Finance	Current portion of long-term debt and finance lease obligations	812	812
Noncurrent
Operating (a)	Long-term operating lease obligations	20,084	11,239
Finance	Long-term debt and finance lease obligations	1,388	2,200
Total lease liabilities		$26,576	$17,334
___________________
(a) In accordance with ASC 842, $15.7 million of ROU assets related to operating leases were derecognized in the three-month transition period ended March 31, 2019 in connection with the 2019 Restructuring Plan. Pursuant to ASC 842, each related lease liability is derecognized only after the Company is released from that liability. The Company recognized a gain of $1.9 million in restructuring expenses related to the derecognition of lease liabilities in connection with the 2019 Restructuring Plan in the three-month transition period ended March 31, 2019. See Note 15 Restructuring and other related costs to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules” under the heading "2019 Restructuring Plan" for the 2019 Restructuring Plan and the gain recorded on lease liabilities derecognized in the year ended March 31, 2020 and the three-month transition period ended March 31, 2019, respectively.
During the year ended March 31, 2021, the Company implemented the 2021 Restructuring Plan to record the charge for impairment of ROA assets related to the manufacturing plant closure in accordance with the equipment lease agreements. The amount was immaterial as of March 31, 2021. See Note 15 Restructuring and other related costs to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules” under the heading "2021 Restructuring Plan" for further details.
(b) Finance leases are recorded net of accumulated amortization of $3.2 million and $2.9 million as of March 31, 2021 and March 31, 2020, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

For the years ended March 31, 2021, March 31, 2020 and the transition period for the three-month transition period ended March 31, 2019, the components of operating and finance lease costs were as follows (in thousands):

		Year ended March 31,		Three months ended March 31, (transition period)
	Classification	2021	2020	2019
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$4,756	$2,950	$1,195
Gain from extinguishment of lease liabilities	Restructuring income	—	(7,733)	(1,866)
Acceleration of rent expense	Restructuring expenses	—	—	16,106
Finance lease cost
Amortization of leased assets	SG&A expenses	970	996	254
Interest on lease liabilities	Interest expense, net	137	179	50
Total lease cost (gain)		$5,863	$(3,608)	$15,739
As of March 31, 2021, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
2022	4,823	907	5,730
2023	4,857	1,208	6,065
2024	4,884	235	5,119
2025	4,075	—	4,075
2026	3,091	—	3,091
Thereafter	4,605	—	4,605
Total lease payments	26,335	2,350	28,685
Less: Interest	1,959	150
Present value of lease liabilities	$24,376	$2,200
As of March 31, 2021 and March 31, 2020, the weighted average remaining lease term (in years) and discount rate were as follows:

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term
Operating leases	6.0 years	6.8 years
Finance leases	2.3 years	3.3 years
Weighted-average discount rate
Operating leases	2.8%	3.7%
Finance leases	5.2%	5.2%
Operating cash outflows from operating leases for the years ended March 31, 2021, March 31, 2020 and the three-month transition period ended March 31, 2019 were $3.8 million, $10.4 million and $1.8 million, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 20—Quarterly financial summary
Unaudited quarterly results for the years ended March 31, 2021, March 31, 2020, December 31, 2018 and the three-month transition period ended March 31, 2019, respectively, were as follows (in thousands, except per share data):

	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021

	(unaudited)
Net sales	64,527	72,350	88,562	92,671
Gross profit	43,341	47,138	57,119	58,600
Net income	1,512	447	4,297	(24)
Net income per share:
Basic	$0.03	$0.01	$0.09	$0.00
Diluted	$0.03	$0.01	$0.08	$0.00

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019 (transition period)	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
	(unaudited)					(unaudited)
Net sales	$65,920	$59,055	$63,889	$78,571	$66,141	$59,764	$67,615	$80,760	$74,712
Gross profit	$40,208	$36,645	$38,969	$46,919	$40,491	$37,191	$43,348	$52,520	$48,064
Net income (loss)	$690	$1,248	$3,915	$9,672	$(17,914)	$3,706	$6,517	$8,002	$(341)
Net income (loss) per share:
Basic	$0.01	$0.03	$0.08	$0.20	$(0.37)	$0.08	$0.13	$0.16	$(0.01)
Diluted	$0.01	$0.03	$0.08	$0.20	$(0.37)	$0.07	$0.13	$0.16	$(0.01)
Note 21—Subsequent events
On April 30, 2021, the Company amended and restated the 2016 Credit Agreement (the “Amended Credit Agreement”). In addition to amended and restating the 2016 Credit Facility, the Company amended and restated the term loan facility and the revolving credit facility under the 2016 Credit Agreement and refinanced the loans under the 2016 Credit Agreement.

The Amended Credit Agreement has a five year term and consists of (i) a $100 million revolving credit facility (the “Amended Revolving Credit Facility”) and (ii) a $100 million term loan facility (the “Amended Revolving Credit Facility”) , which will bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on the Company’s consolidated total net leverage ratio (as defined in the Amended Credit Agreement) or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on the Company’s consolidated total net leverage ratio. On the closing date of the Amended Credit Agreement, the applicable margin for the Amended Revolving Credit Facility and the Amended Term Loan Facility was 1.375% for the adjusted LIBOR rate and 0.375% for the floating base rate.

In addition, the Amended Revolving Credit Facilities and the Amended Term Loan Facility require payment of an unused fee ranging from 0.10% to 0.30% (based on the Company’s consolidated total net leverage ratio) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. On the Closing Date of the Amended Credit Agreement, the unused line fee was 0.15%. The borrowers are also required to pay customary letter of credit fees and an annual administrative agent fee.

Amortization installment payments on the Amended Term Loan Facility are required to be made in quarterly installments of $1,250,000 from the fiscal quarter ending September 30, 2021 through March 31, 2026. The remaining outstanding amount will be due and payable on April 30, 2026, the maturity date for the Amended Term Loan Facility. Principal amounts outstanding under Amended Revolving Credit Facility will be due and payable in full on April 30, 2026, the maturity date for the Amended Revolving Credit Facility.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The Amended Credit Agreement also contains financial covenants that require the Company to maintain (a) a certain consolidated total net leverage ratio of not more than 3.25 to 1.00 and (b) a consolidated fixed charge coverage ratio (as defined in the Amended Credit Agreement) of not less than 1.15 to 1.00.