Form 10-Q
period 2021-06-30
e.l.f. Beauty, Inc.
filed 2021-08-05
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non- accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 30, 2021 was 51,826,156 shares.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
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

•We rely on a number of third-party suppliers, manufacturers, distributors and other vendors.

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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk factors” and the other information set forth in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the "SEC"). The risks summarized above or described in the section entitled “Risk Factors” are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2021	March 31, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$63,402	$57,768	$54,224
Accounts receivable, net	43,127	40,185	29,825
Inventory, net	54,528	56,810	52,752
Prepaid expenses and other current assets	21,674	15,381	8,714
Total current assets	182,731	170,144	145,515
Property and equipment, net	15,561	13,770	16,146
Intangible assets, net	92,256	94,286	100,379
Goodwill	171,620	171,620	171,321
Investments	2,875	2,875	2,875
Other assets	33,349	34,698	25,832
Total assets	$498,392	$487,393	$462,068

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$32,247	$16,281	$13,187
Accounts payable	17,113	15,699	21,484
Accrued expenses and other current liabilities	33,617	41,351	22,560
Total current liabilities	82,977	73,331	57,231
Long-term debt and finance lease obligations	95,254	110,255	122,701
Deferred tax liabilities	17,750	13,479	21,478
Long-term operating lease obligations	19,053	20,084	11,400
Other long-term liabilities	736	598	550
Total liabilities	215,770	217,747	213,360

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of June 30, 2021, March 31, 2021 and June 30, 2020; 51,826,156, 51,590,830 and 50,708,699 shares issued and outstanding as of June 30, 2021, March 31, 2021 and June 30, 2020, respectively	508	504	491
Additional paid-in capital	779,137	774,441	758,236
Accumulated deficit	(497,023)	(505,299)	(510,019)
Total stockholders' equity	282,622	269,646	248,708
Total liabilities and stockholders' equity	$498,392	$487,393	$462,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,
	2021	2020
Net sales	$97,047	$64,527
Cost of sales	35,141	21,186
Gross profit	61,906	43,341
Selling, general and administrative expenses	50,749	40,332
Restructuring income	(14)	—
Operating income	11,171	3,009
Other expense, net	(162)	(30)
Interest expense, net	(745)	(1,468)
Loss on extinguishment of debt	(460)	—
Income before provision for income taxes	9,804	1,511
Income tax (provision) benefit	(1,528)	1
Net income	$8,276	$1,512
Comprehensive income	$8,276	$1,512

Net income per share:
Basic	$0.16	$0.03
Diluted	$0.15	$0.03
Weighted average shares outstanding:
Basic	50,544,573	48,924,454
Diluted	53,408,443	50,939,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2021	50,400,510	$504	$774,441	$(505,299)	$269,646
Net income	—	—	—	8,276	8,276
Stock-based compensation	—	—	4,190	—	4,190
Exercise of stock options and vesting of restricted stock	358,575	4	506	—	510
Balance as of June 30, 2021	50,759,085	$508	$779,137	$(497,023)	$282,622

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2020	48,874,742	$489	$753,213	$(511,531)	$242,171
Net income	—	—	—	1,512	1,512
Stock-based compensation	—	—	4,627	—	4,627
Exercise of stock options and vesting of restricted stock	175,561	2	396	—	398
Balance as of June 30, 2020	49,050,303	$491	$758,236	$(510,019)	$248,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$8,276	$1,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,222	6,429
Restructuring income	(14)	—
Stock-based compensation expense	4,280	4,627
Amortization of debt issuance costs and discount on debt	118	214
Deferred income taxes	4,271	(414)
Loss on extinguishment of debt	460	—
Other, net	97	72
Changes in operating assets and liabilities:
Accounts receivable	(2,971)	(174)
Inventories	2,320	(6,543)
Prepaid expenses and other assets	(7,131)	1,065
Accounts payable and accrued expenses	(7,419)	5,891
Other liabilities	(1,017)	(856)
Net cash provided by operating activities	7,492	11,823

Cash flows from investing activities:
Purchase of property and equipment	(2,336)	(1,155)
Net cash used in investing activities	(2,336)	(1,155)

Cash flows from financing activities:
Proceeds from revolving line of credit	26,480	20,000
Repayment of revolving line of credit	—	(20,000)
Proceeds from long term debt	25,581	—
Repayment of long-term debt	(50,775)	(2,475)
Debt issuance costs paid	(1,064)	(334)
Cash received from issuance of common stock	463	398
Other, net	(207)	(200)
Net cash provided by (used in) financing activities	478	(2,611)

Net increase in cash and cash equivalents	5,634	8,057
Cash and cash equivalents - beginning of period	57,768	46,167
Cash and cash equivalents - end of period	$63,402	$54,224
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

Our family of brands includes e.l.f. Cosmetics, e.l.f. Skin, W3LL PEOPLE and Keys Soulcare. Our brands are available online and across leading beauty, mass-market and clean-beauty specialty retailers. We have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Note 2—Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2021, March 31, 2021 and June 30, 2020, and its results of operations and stockholders' equity for the three months ended June 30, 2021 and June 30, 2020 and its cash flows for the three months ended June 30, 2021 and June 30, 2020. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
The Company made no material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the fiscal year ended March 31, 2021 included in the Annual Report.
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

	Three months ended June 30,
Net sales by geographic region:	2021	2020
United States	$86,632	$57,897
International	10,415	6,630
Total net sales	$97,047	$64,527
As of June 30, 2021, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.
Recent accounting pronouncements
No new accounting pronouncement have been recently issued or newly effective which would have or be expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three months ended June 30, 2021 and June 30, 2020, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three months ended June 30, 2021.

Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of June 30, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(52,200)	$25,400
Customer relationships – e-commerce	3 years	3,940	(3,918)	22
Trademarks	10 years	3,500	(466)	3,034
Total finite-lived intangibles		85,040	(56,584)	28,456
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(56,584)	$263,876
Information regarding the Company’s goodwill and intangible assets as of March 31, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(50,260)	$27,340
Customer relationships – e-commerce	3 years	3,940	(3,915)	25
Trademarks	10 years	3,500	(379)	3,121
Total finite-lived intangibles		85,040	(54,554)	30,486
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(54,554)	$265,906
Information regarding the Company’s goodwill and intangible assets as of June 30, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(44,440)	$33,160
Customer relationships – e-commerce	3 years	3,940	(3,904)	36
Trademarks	10 years	3,500	(117)	3,383
Total finite-lived intangibles		85,040	(48,461)	36,579
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,321	—	171,321
Total goodwill and other intangibles		$320,161	$(48,461)	$271,700
Amortization expense on finite-lived intangible assets was $2.0 million for both the three months ended June 30, 2021 and June 30, 2020. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three months ended June 30, 2021 and June 30, 2020.

The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of June 30, 2021 is as follows (in thousands):

Remainder of Fiscal 2022	$6,093
2023	8,122
2024	6,963
2025	1,230
2026	1,230
Thereafter	4,818
Total	$28,456

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2021, March 31, 2021 and June 30, 2020 consisted of the following (in thousands):

	June 30, 2021	March 31, 2021	June 30, 2020
Accrued expenses	$22,835	$21,300	$14,138
Current portion of operating lease liabilities	4,168	4,292	3,200
Accrued compensation	3,297	10,805	3,404
Other current liabilities	3,317	4,954	1,818
Accrued expenses and other current liabilities	$33,617	$41,351	$22,560
Note 6—Debt
The Company’s outstanding debt as of June 30, 2021, March 31, 2021 and June 30, 2020 consisted of the following (in thousands):

	June 30, 2021	March 31, 2021	June 30, 2020
Revolving credit facility(1)	$26,480	$—	$—
Term loan(1)	100,000	124,589	133,505
Finance lease obligations	1,993	2,200	2,812
Total debt(2)	128,473	126,789	136,317
Less: debt issuance costs	(972)	(253)	(429)
Total debt, net of issuance costs	127,501	126,536	135,888
Less: current portion	(32,247)	(16,281)	(13,187)
Long-term portion of debt	$95,254	$110,255	$122,701
(1) See Note 10, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement, as amended (the "Amended Credit Agreement”). As of June 30, 2021, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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

Amended credit agreement
On April 30, 2021, the Company amended and restated its prior credit agreement (the “Amended Credit Agreement”), amended and restated the prior term loan facility and the prior revolving credit facility, and refinanced all loans under the prior credit agreement.
The Amended Credit Agreement has a five year term and consists of (i) a $100 million revolving credit facility (the “Amended Revolving Credit Facility”) and (ii) a $100 million term loan facility (the “Amended Term Loan Facility”). The Company's prior credit agreement consisted of a $165 million term loan and a $50 million revolving credit facility.
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of June 30, 2021 was $73.3 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States ("U.S.") dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of June 30, 2021 for the Amended Term Loan Facility was approximately 1.6%.
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
In accordance with ASC 470, Debt, the amendment to the Company’s prior credit agreement was accounted for as both a debt modification and partial debt extinguishment, which resulted in the recognition of a loss on extinguishment of debt of $0.5 million for the three months ended June 30, 2021. The Company incurred and capitalized $1.1 million of new debt issuance costs related to the amendment.
Note 7—Commitments and contingencies
Legal contingencies
The Company is from time to time subject to, and is currently involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the three months ended June 30, 2021:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2021	1,640,981	$14.86
Exercised	(54,220)	7.94
Balance as of June 30, 2021	1,586,761	$15.09	5.8	$19,116

Exercisable, June 30, 2021	1,281,223	$15.26	5.3	$15,226
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $27.14, as reported on the New York Stock Exchange on June 30, 2021.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.3 million and $0.6 million in the three months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, there was $1.3 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 2.0 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance- or market-based vesting conditions for the three months ended June 30, 2021:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2021	1,108,592	$8.72
Exercised	(35,625)	2.25
Balance as of June 30, 2021	1,072,967	$8.94	3.8	$19,531

Exercisable, June 30, 2021	772,967	$1.99	3.0	$19,441
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $27.14, as reported on the New York Stock Exchange on June 30, 2021.
As of June 30, 2021 and June 30, 2020, there was no unrecognized compensation cost related to stock options with performance-based and market-based vesting conditions.

Restricted stock and RSUs
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the three months ended June 30, 2021:

	RSUs and shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2021	2,289,615	$14.67
Granted	759,580	27.56
Vested	(268,730)	16.35
Canceled or forfeited	(87,424)	14.88
Balance as of June 30, 2021	2,693,041	$18.13
As of June 30, 2021, there were 1,067,071 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $4.0 million and $4.1 million in the three months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, there was $41.3 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.
Note 9—Restructuring and other related costs
2021 Restructuring Plan
In March 2021, a restructuring plan (the "2021 Restructuring Plan") was approved to close the Company's manufacturing plant in Rancho Cucamonga, California. Activities associated with the 2021 Restructuring Plan included: (i) the closure of the facility; (ii) the impairment of plant assets, including equipment and leasehold improvements; (iii) the disposal of excess inventory on hand at the plant; and (iv) the termination of manufacturing plant employees.
The following table presents the restructuring expense (income) incurred during the three months ended June 30, 2021 (in thousands) in connection with the 2021 Restructuring Plan:

June 30, 2021
Gain on sale of property, plant and equipment	(152)
Other costs, including other asset write-offs	$138
Total	$(14)
Liabilities related to the 2021 Restructuring Plan were not material as of June 30, 2021.
Note 10—Repurchase of common stock
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
The Company did not repurchase any shares during the three months ended June 30, 2021. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of June 30, 2021.

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

	Three months ended June 30,
	2021	2020
Numerator:
Net income	$8,276	$1,512

Denominator:
Weighted-average common shares outstanding – basic	50,544,573	48,924,454
Dilutive common equivalent shares from equity awards	2,863,870	2,015,484
Weighted-average common shares outstanding – diluted	53,408,443	50,939,938

Net income per share:
Basic	$0.16	$0.03
Diluted	$0.15	$0.03

Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	—	2,567,951
Note 12—Leases
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

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company's adoption of ASC 842 as of June 30, 2021, March 31, 2021 and June 30, 2020 were as follows (in thousands):

	Classification	June 30, 2021	March 31, 2021	June 30, 2020
Assets
Operating lease assets	Other assets	$21,490	$22,691	$13,695
Finance lease assets (a)	Other assets	979	1,100	1,846
Total leased assets		$22,469	$23,791	$15,541
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,168	$4,292	$3,200
Finance	Current portion of long-term debt and finance lease obligations	768	812	812
Noncurrent
Operating	Long-term operating lease obligations	19,053	20,084	11,400
Finance	Long-term debt and finance lease obligations	1,225	1,388	2,000
Total lease liabilities		$25,214	$26,576	$17,412
_____________________
(a) Finance leases are recorded net of accumulated amortization of $2.7 million, $3.2 million and $3.2 million as of June 30, 2021, March 31, 2021 and June 30, 2020, respectively.
For the three months ended June 30, 2021 and June 30, 2020, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended June 30,
	Classification	2021	2020
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,070	$1,080
Finance lease cost
Amortization of leased assets	SG&A expenses	121	248
Interest on lease liabilities	Interest expense, net	24	38
Total lease cost		$1,215	$1,366
As of June 30, 2021, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of Fiscal 2022	$3,538	$612	$4,150
2023	4,864	817	5,681
2024	4,890	582	5,472
2025	4,075	58	4,133
2026	3,091	—	3,091
Thereafter	4,606	—	4,606
Total lease payments	25,064	2,069	$27,133
Less: Interest	1,843	76
Present value of lease liabilities	$23,221	$1,993
For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.

As of June 30, 2021 and June 30, 2020, the weighted-average remaining lease term (in years) and discount rate were as follows:

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term
Operating leases	5.8 years	6.7 years
Finance leases	2.6 years	3.0 years
Weighted-average discount rate
Operating leases	2.8%	3.6%
Finance leases	3.0%	5.2%
Operating cash outflows from operating leases for the three months ended June 30, 2021 and June 30, 2020 were $1.3 million and $0.9 million, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended March 31, 2021 (the “Annual Report”), and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
Overview and Business Trends

We are a multi-brand beauty company that offers inclusive, accessible, cruelty-free cosmetics and skin-care products. Our mission is to make the best of beauty accessible to every eye, lip and face.
We believe our ability to deliver 100% cruelty-free, premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our fundamental value equation, digitally-led strategy, as well as our world-class team’s ability to execute with speed, has positioned us well to navigate a rapidly changing landscape in beauty.
Our family of brands includes e.l.f. Cosmetics, e.l.f. Skin, W3LL PEOPLE and Keys Soulcare. Our brands are available online and across leading beauty, mass-market, and clean-beauty specialty retailers. We have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Global Supply Chain Disruptions

A vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailers and availability of products in our direct-to-consumer e-commerce channel and increase our shipping costs. Such potential delays and shipping disruptions could negatively impact our results of operations through higher inventory costs, reduced sales and higher transportation costs.

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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,
(in thousands)	2021	2020
Net sales	$97,047	$64,527
Cost of sales	35,141	21,186
Gross profit	61,906	43,341
Selling, general and administrative expenses	50,749	40,332
Restructuring income	(14)	—
Operating income	11,171	3,009
Other expense, net	(162)	(30)
Interest expense, net	(745)	(1,468)
Loss on extinguishment of debt	(460)	—
Income before provision for income taxes	9,804	1,511
Income tax (provision) benefit	(1,528)	1
Net income	$8,276	$1,512
Comprehensive income	$8,276	$1,512

	Three months ended June 30,
(percentage of net sales)	2021	2020
Net sales	100%	100%
Cost of sales	36%	33%
Gross margin	64%	67%
Selling, general and administrative expenses	52%	63%
Restructuring income	—%	—%
Operating income	12%	5%
Other expense, net	—%	—%
Interest expense, net	(1)%	(2)%
Loss on extinguishment of debt	—%	—%
Income before provision for income taxes	10%	2%
Income tax (provision) benefit	(2)%	0%
Net income	9%	2%
Comprehensive income	9%	2%

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020
Net sales
Net sales increased $32.5 million, or 50%, to $97.0 million for the three months ended June 30, 2021, from $64.5 million for the three months ended June 30, 2020. The increase was driven by strength in our national and international retailers. Net sales increased $33.5 million, or 63% in our retailer channels and decreased $1.0 million, or 8% in our e-commerce channels.

Gross profit
Gross profit increased $18.6 million, or 43%, to $61.9 million for the three months ended June 30, 2021, compared to $43.3 million for the three months ended June 30, 2020. Gross margin decreased to 64% from 67%, when compared to the three months ended June 30, 2020. Increased volume accounted for approximately $21.8 million of the increase in gross profit with offset of the remaining $3.3 million driven by a decrease in gross margin rate. The decrease in gross margin rate was primarily driven by unfavorable foreign exchange rates, an increase in freight and shipping costs due to the shortage of shipping containers and an increase in inventory adjustments in the three months ended June 30, 2021.

Selling, general and administrative expenses
SG&A expenses were $50.7 million for the three months ended June 30, 2021, an increase of $10.4 million, or 26%, from $40.3 million for the three months ended June 30, 2020. SG&A expenses as a percentage of net sales decreased to 52% for the three months ended June 30, 2021 from 63% for the three months ended June 30, 2020. The $10.4 million increase was primarily related to an increase in marketing and digital spend of $8.3 million. Additionally, we experienced increased operational costs (including outbound freight and shipping costs) of $1.1 million, increased retail fixturing and visual merchandising costs of $1.2 million, and increased software subscription costs of $1.2 million. These increases were partially offset by a decrease of professional fees of $1.6 million related to proxy contest costs in the prior year.
Restructuring income
Restructuring income was $14.0 thousand dollars in the three months ended June 30, 2021, consisting of a net gain related to the closure of our manufacturing facility in California. See Note 9 Restructuring and other related costs to condensed consolidated financial statements for further details.
Other expense, net
Other expense totaled $162.0 thousand dollars for the three months ended June 30, 2021, as compared to other expense of $30.0 thousand dollars for the three months ended June 30, 2020. The year-over-year variance was primarily related to unfavorable foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.7 million, or 49%, to $0.7 million for the three months ended June 30, 2021, as compared to $1.5 million for the three months ended June 30, 2020. This decrease was due to reduction in our long-term debt as well as a decline in interest rates.
Loss on extinguishment of debt
Loss on extinguishment of debt was $0.5 million for the three months ended June 30, 2021. See Note 6, Debt to condensed consolidated financial statements for further details.
Income tax provision
The provision for income taxes was $1.5 million, or an effective rate of 15.6% for the three months ended June 30, 2021, as compared to a tax benefit of $1 thousand, or an effective rate of 0.0% for the three months ended June 30, 2020. The change was primarily driven by an increase in income before taxes of $8.3 million, partially offset by an increase in discrete tax benefit of $0.7 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of June 30, 2021, we held $63.4 million of cash and cash equivalents. In addition, as of June 30, 2021, we had borrowing capacity of $73.3 million under our Amended Revolving Credit Facility.
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion within or to additional retailer store locations. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on our Amended Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of June 30, 2021, we had working capital, excluding cash, of $36.4 million, compared to $39.0 million as of March 31, 2021. Working capital, excluding cash and debt, was $68.6 million and $55.3 million as of June 30, 2021 and March 31, 2021, respectively.

We believe that our operating cash flow, cash on hand and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. If necessary, we can borrow funds under the Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A “Risk Factors”. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be based on our ability to provide innovative products to our customers, manage production and our supply chain.
Cash flows

	Three months ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$7,492	$11,823
Investing activities	(2,336)	(1,155)
Financing activities	478	(2,611)
Net increase in cash:	$5,634	$8,057
Cash provided by operating activities
For the three months ended June 30, 2021, net cash provided by operating activities was $7.5 million. This included net income before adding depreciation, amortization and other non-cash items of $23.7 million and an increase in net working capital of $16.2 million. The increase in net working capital was driven by a $3.0 million increase in accounts receivable, a $7.1 million increase of prepaid expense and other assets, a $7.4 million decrease of accounts payable and accrued expenses, a $1.0 million decrease of other liabilities, partially offset by an $2.3 million decrease of inventory.

Cash used in investing activities
For the three months ended June 30, 2021, net cash used in investing activities was $2.3 million. The increase was primarily driven by capital expenditures related to customer fixture programs in the three months ended June 30, 2021.

Cash provided by financing activities
For the three months ended June 30, 2021, net cash provided by financing activities was $0.5 million and was primarily related to proceeds from the amended revolving line of credit, net of term loan facility repayments, and cash received from the exercise of stock options.
Description of indebtedness
Amended credit agreement

On April 30, 2021, we amended and restated the prior credit agreement (the "Amended Credit Agreement"), amended and restated the prior term loan facility and the prior revolving credit facility, and refinanced all loans under the prior credit agreement.

The Amended Credit Agreement has a five year term and consists of (i) a $100 million revolving credit facility (the “Amended Revolving Credit Facility”) and (ii) a $100 million term loan facility (the "Amended Term Loan Facility").

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of June 30, 2021 was $73.3 million.

Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of June 30, 2021 for the Amended Term Loan Facility was approximately 1.6%.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of June 30, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of June 30, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting, and conclude that there have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess impacts of the COVID-19 pandemic on our controls in order to minimize the impact on the design and operating effectiveness of our controls.

PART II. OTHER INFORMATION
Item 1. Legal proceedings.
We are from time to time subject to, and are presently involved in legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently a party to any matters that management expects will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites and mobile applications. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as port congestion, container shortages, inclement weather, natural disasters, labor unrest or other transportation disruptions. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. In addition, a vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailer customers and availability of products in our direct-to-consumer e-commerce channel. Such potential delays and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

We use multiple third-party suppliers and manufacturers, primarily based in China, to source and manufacture substantially all of our products. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. Further, we are subject to risks associated with disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.

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

As of June 30, 2021, we had a total of $128.5 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $73.3 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under the Amended Credit Agreement (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”) can terminate their commitments to loan money under the Amended Revolving Credit Facility, and our lenders under the Amended Credit Agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of June 30, 2021, we had a team of 77 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

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

We are also subject to European Union and United Kingdom (“UK”) rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the US. In addition, on June 4, 2021, the European Commission published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022. We may be required to implement the revised standard contractual clauses in relation to various business arrangements within the relevant time frames, which could increase our compliance costs and adversely affect our business. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The transfer of personal data outside of the UK to non-adequate countries will remain subject to the previous set of standard contractual clauses as approved at the time of Brexit, but the Information Commissioner’s Office, or the ICO, in the UK will consult on new, UK specific, data transfer agreements in Summer 2021. The ICO has stated that it is considering whether to recognize the new standard contractual clauses in UK law, and therefore our UK data export arrangements may also require updating and result in further compliance costs.

These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to the US. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business and could harm our business, financial condition and results of operations.

In addition, on June 28, 2021, the European Commission adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

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

In addition, the European Union's institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive that regulates electronic marketing and use of cookies and tracking technologies. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies, web beacons and similar technology. These decisions and guidance, as well as the implementation of the ePrivacy Regulation, could affect our ability to use our consumer’s data for personalized advertising, and alter our ability to place advertisements across social media and the web. Furthermore, the current European Union member states’ and the UK local guidance has significantly increased the risk of penalties for breach of the GDPR, the UK GDPR, and law implementing the ePrivacy Directive. If regulators start to enforce the strict approach outlined in recent guidance, this could lead to substantial costs, require significant systems changes, broader restrictions on the way we market our products on a global basis and increase our risk of regulatory oversight our ability to reach our consumers, and our capability to provide our consumers with personalized services and experiences.

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

Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. For example, electronic marketing and privacy requirements in the European Union and the United Kingdom are highly restrictive and differ greatly from those in the United States, which could cause fewer of individuals in the European Union or the United Kingdom to subscribe to our marketing messages and drive up our costs and risk of regulatory oversight and fines if we are found to be non-compliant.

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

We had approximately 198.2 million shares of common stock authorized but unissued and 51,826,156 shares of common stock outstanding as of July 30, 2021. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

The holders of up to 4,309,971 shares of our common stock, or approximately 8% of our outstanding common stock based on shares outstanding as of July 30, 2021, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares.

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

We did not repurchase any shares during the three months ended June 30, 2021, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of June 30, 2021.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.
Item 5. Other information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.1	Amended and Restated Credit Agreement, dated April 30, 2021, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	5/4/2021
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

e.l.f. Beauty, Inc.

August 5, 2021	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

August 5, 2021	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)