Form 10-Q
period 2021-09-30
e.l.f. Beauty, Inc.
filed 2021-11-04
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 29, 2021 was 52,031,436 shares.

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

•We may be unable to grow our business effectively or efficiently, which would harm our business, financial condition and results of operations.

•A disruption in our operations could materially and adversely affect our business.

•We rely on a number of third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brands, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2021	March 31, 2021	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$41,694	$57,768	$41,041
Accounts receivable, net	44,374	40,185	33,844
Inventory, net	76,816	56,810	64,486
Prepaid expenses and other current assets	18,420	15,381	12,389
Total current assets	181,304	170,144	151,760
Property and equipment, net	13,945	13,770	16,270
Intangible assets, net	90,225	94,286	98,348
Goodwill	171,620	171,620	171,620
Investments	2,875	2,875	2,875
Other assets	33,043	34,698	32,551
Total assets	$493,012	$487,393	$473,424

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$19,254	$16,281	$14,219
Accounts payable	19,299	15,699	20,544
Accrued expenses and other current liabilities	32,665	41,351	26,264
Total current liabilities	71,218	73,331	61,027
Long-term debt and finance lease obligations	93,865	110,255	118,577
Deferred tax liabilities	15,114	13,479	19,466
Long-term operating lease obligations	17,919	20,084	19,185
Other long-term liabilities	803	598	516
Total liabilities	198,919	217,747	218,771

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2021, March 31, 2021 and September 30, 2020; 52,035,864, 51,590,830 and 50,972,425 shares issued and outstanding as of September 30, 2021, March 31, 2021 and September 30, 2020, respectively	511	504	494
Additional paid-in capital	784,881	774,441	763,731
Accumulated deficit	(491,299)	(505,299)	(509,572)
Total stockholders' equity	294,093	269,646	254,653
Total liabilities and stockholders' equity	$493,012	$487,393	$473,424
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Net sales	$91,855	$72,350	$188,902	$136,877
Cost of sales	33,870	25,212	69,011	46,398
Gross profit	57,985	47,138	119,891	90,479
Selling, general and administrative expenses	50,447	45,170	101,196	85,502
Restructuring expense	96	—	82	—
Operating income	7,442	1,968	18,613	4,977
Other expense, net	(646)	(859)	(808)	(889)
Interest expense, net	(597)	(905)	(1,342)	(2,373)
Loss on extinguishment of debt	—	—	(460)	—
Income before provision for income taxes	6,199	204	16,003	1,715
Income tax (provision) benefit	(475)	243	(2,003)	244
Net income	$5,724	$447	$14,000	$1,959
Comprehensive income	$5,724	$447	$14,000	$1,959

Net income per share:
Basic	$0.11	$0.01	$0.28	$0.04
Diluted	$0.11	$0.01	$0.26	$0.04
Weighted average shares outstanding:
Basic	50,875,618	49,147,366	50,711,000	49,036,519
Diluted	53,541,724	51,748,437	53,475,988	51,344,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2021	50,400,510	$504	$774,441	$(505,299)	$269,646
Net income	—	—	—	8,276	8,276
Stock-based compensation	—	—	4,190	—	4,190
Exercise of stock options and vesting of restricted stock	358,575	4	506	—	510
Balance as of June 30, 2021	50,759,085	$508	$779,137	$(497,023)	$282,622
Net income	—	—	—	5,724	5,724
Stock-based compensation	—	—	5,033	—	5,033
Exercise of stock options and vesting of restricted stock	290,418	3	711	—	714
Balance as of September 30, 2021	51,049,503	$511	$784,881	$(491,299)	$294,093

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2020	48,874,742	$489	$753,213	$(511,531)	$242,171
Net income	—	—	—	1,512	1,512
Stock-based compensation	—	—	4,627	—	4,627
Exercise of stock options and vesting of restricted stock	175,561	2	396	—	398
Balance as of June 30, 2020	49,050,303	491	758,236	(510,019)	248,708
Net income	—	—	—	447	447
Stock-based compensation	—	—	5,385	—	5,385
Exercise of stock options and vesting of restricted stock	263,726	3	110	—	113
Balance as of September 30, 2020	49,314,029	$494	$763,731	$(509,572)	$254,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Six months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$14,000	$1,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,349	12,597
Restructuring expense	82	—
Stock-based compensation expense	9,387	10,012
Amortization of debt issuance costs and discount on debt	211	428
Deferred income taxes	1,635	(2,465)
Loss on extinguishment of debt	460	—
Other, net	257	(26)
Changes in operating assets and liabilities:
Accounts receivable	(4,374)	(4,123)
Inventories	(19,958)	(18,270)
Prepaid expenses and other assets	(6,379)	(3,008)
Accounts payable and accrued expenses	(5,878)	7,962
Other liabilities	(2,018)	(1,653)
Net cash provided by operating activities	774	3,413

Cash flows from investing activities:
Purchase of property and equipment	(3,649)	(2,746)
Net cash used in investing activities	(3,649)	(2,746)

Cash flows from financing activities:
Proceeds from revolving line of credit	26,480	20,000
Repayment of revolving line of credit	(13,000)	(20,000)
Proceeds from long term debt	25,581	—
Repayment of long-term debt	(52,025)	(5,569)
Debt issuance costs paid	(1,064)	(334)
Cash received from issuance of common stock	1,224	511
Other, net	(395)	(401)
Net cash used in financing activities	(13,199)	(5,793)

Net decrease in cash and cash equivalents	(16,074)	(5,126)
Cash and cash equivalents - beginning of period	57,768	46,167
Cash and cash equivalents - end of period	$41,694	$41,041
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1—Nature of operations
e.l.f. Beauty, Inc., a Delaware corporation, (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”), is a multi-brand beauty company that offers inclusive, accessible, cruelty-free cosmetics and skin-care products. Our mission is to make the best of beauty accessible to every eye, lip and face.
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021, March 31, 2021 and September 30, 2020, and its results of operations and stockholders' equity for the three and six months ended September 30, 2021 and September 30, 2020 and its cash flows for the six months ended September 30, 2021 and September 30, 2020. All intercompany balances and transactions have been eliminated in consolidation.
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

	Three months ended September 30,		Six months ended September 30,
Net sales by geographic region:	2021	2020	2021	2020
United States	$81,831	$63,655	$168,463	$121,552
International	10,024	8,695	20,439	15,325
Total net sales	$91,855	$72,350	$188,902	$136,877
As of September 30, 2021, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.
Recent accounting pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's unaudited condensed consolidated financial statements.
Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and six months ended September 30, 2021 and September 30, 2020, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and six months ended September 30, 2021.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of September 30, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(54,140)	$23,460
Customer relationships – e-commerce	3 years	3,940	(3,921)	19
Trademarks	10 years	3,500	(554)	2,946
Total finite-lived intangibles		85,040	(58,615)	26,425
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(58,615)	$261,845

Information regarding the Company’s goodwill and intangible assets as of March 31, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(50,260)	$27,340
Customer relationships – e-commerce	3 years	3,940	(3,915)	25
Trademarks	10 years	3,500	(379)	3,121
Total finite-lived intangibles		85,040	(54,554)	30,486
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(54,554)	$265,906
Information regarding the Company’s goodwill and intangible assets as of September 30, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(46,380)	$31,220
Customer relationships – e-commerce	3 years	3,940	(3,908)	32
Trademarks	10 years	3,500	(204)	3,296
Total finite-lived intangibles		85,040	(50,492)	34,548
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(50,492)	$269,968
Amortization expense on finite-lived intangible assets was $2.0 million and $4.1 million in the three and six months ended September 30, 2021 and September 30, 2020, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and six months ended September 30, 2021 and September 30, 2020.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of September 30, 2021 is as follows (in thousands):

Remainder of Fiscal 2022	$4,062
2023	8,122
2024	6,963
2025	1,230
2026	1,230
Thereafter	4,818
Total	$26,425

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2021, March 31, 2021 and September 30, 2020 consisted of the following (in thousands):

	September 30, 2021	March 31, 2021	September 30, 2020
Accrued expenses	$20,777	$21,300	$14,465
Current portion of operating lease liabilities	4,233	4,292	3,374
Accrued compensation	4,315	10,805	6,277
Other current liabilities	3,340	4,954	2,148
Accrued expenses and other current liabilities	$32,665	$41,351	$26,264
Note 6—Debt
The Company’s outstanding debt as of September 30, 2021, March 31, 2021 and September 30, 2020 consisted of the following (in thousands):

	September 30, 2021	March 31, 2021	September 30, 2020
Revolving credit facility(1)	$13,480	$—	$—
Term loan(1)	98,750	124,589	130,537
Finance lease obligations	1,803	2,200	2,611
Total debt(2)	114,033	126,789	133,148
Less: debt issuance costs	(914)	(253)	(352)
Total debt, net of issuance costs	113,119	126,536	132,796
Less: current portion	(19,254)	(16,281)	(14,219)
Long-term portion of debt	$93,865	$110,255	$118,577
(1) See Note 10, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement, as amended (the "Amended Credit Agreement”). As of September 30, 2021, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of September 30, 2021 was $86.5 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States ("U.S.") dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of September 30, 2021 for both the Amended Term Loan Facility and the Amended Revolving Credit Facility were approximately 1.5%.
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

Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the six months ended September 30, 2021:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2021	1,640,981	$14.86
Exercised	(92,832)	11.12
Balance as of September 30, 2021	1,548,149	$15.08	5.6	$21,627

Exercisable, September 30, 2021	1,267,031	$15.23	5.2	$17,514
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $29.05, as reported on the New York Stock Exchange on September 30, 2021.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.2 million and $0.5 million in the three and six months ended September 30, 2021, respectively, and $0.5 million and $1.1 million in the three and six months ended September 30, 2020, respectively. As of September 30, 2021, there was $1.0 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 1.7 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance- or market-based vesting conditions for the six months ended September 30, 2021:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2021	1,108,592	$8.72
Exercised	(92,565)	2.08
Balance as of September 30, 2021	1,016,027	$9.33	3.5	$20,039

Exercisable, September 30, 2021	716,027	$1.99	2.8	$19,376
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $29.05, as reported on the New York Stock Exchange on September 30, 2021.
As of September 30, 2021 and September 30, 2020, there was no unrecognized compensation cost related to stock options with performance-based and market-based vesting conditions.

Restricted stock and RSUs
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the six months ended September 30, 2021:

	RSUs and shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2021	2,289,615	$14.67
Granted	834,638	27.81
Vested	(463,596)	15.00
Canceled or forfeited	(144,923)	15.35
Balance as of September 30, 2021	2,515,734	$18.93
As of September 30, 2021, there were 986,361 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $4.9 million and $8.9 million in the three and six months ended September 30, 2021, respectively, and $4.9 million and $8.9 million in the three and six months ended September 30, 2020, respectively. As of September 30, 2021, there was $37.9 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.
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
The following table presents the restructuring expense (income) incurred during the three and six months ended September 30, 2021 (in thousands) in connection with the 2021 Restructuring Plan:

	Three months ended September 30, 2021	Six months ended September 30, 2021
Gain on sale of property, plant and equipment	$—	$(152)
Other costs, including other asset write-offs	96	234
Total	$96	$82
Liabilities related to the 2021 Restructuring Plan were not material as of September 30, 2021.
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

On April 30, 2021, the Company amended and restated its prior credit agreement. Subject to certain exceptions, the covenants in the Amended Credit Agreement require the Company to be in compliance with certain leverage ratios to make repurchases under the Share Repurchase Program.

The Company did not repurchase any shares during the three and six months ended September 30, 2021. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of September 30, 2021.
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

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$5,724	$447	$14,000	$1,959

Denominator:
Weighted-average common shares outstanding – basic	50,875,618	49,147,366	50,711,000	49,036,519
Dilutive common equivalent shares from equity awards	2,666,106	2,601,071	2,764,988	2,308,278
Weighted-average common shares outstanding – diluted	53,541,724	51,748,437	53,475,988	51,344,797

Net income per share:
Basic	$0.11	$0.01	$0.28	$0.04
Diluted	$0.11	$0.01	$0.26	$0.04

Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	9,334	857,698	4,667	1,712,824
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

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company's adoption of ASC 842 as of September 30, 2021, March 31, 2021 and September 30, 2020 were as follows (in thousands):

	Classification	September 30, 2021	March 31, 2021	September 30, 2020
Assets
Operating lease assets	Other assets	$20,270	$22,691	$21,548
Finance lease assets (a)	Other assets	874	1,100	1,599
Total leased assets		$21,144	$23,791	$23,147
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,233	$4,292	$3,374
Finance	Current portion of long-term debt and finance lease obligations	774	812	812
Noncurrent
Operating	Long-term operating lease obligations	17,919	20,084	19,185
Finance	Long-term debt and finance lease obligations	1,029	1,388	1,799
Total lease liabilities		$23,955	$26,576	$25,170
_____________________
(a) Finance leases are recorded net of accumulated amortization of $2.8 million, $3.2 million and $3.4 million as of September 30, 2021, March 31, 2021 and September 30, 2020, respectively.
For the three and six months ended September 30, 2021 and September 30, 2020, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended September 30,		Six months ended September 30,
	Classification	2021	2020	2021	2020
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,242	$1,046	$2,312	$2,126
Finance lease cost
Amortization of leased assets	SG&A expenses	105	247	226	495
Interest on lease liabilities	Interest expense, net	15	36	39	74
Total lease cost		$1,362	$1,329	$2,577	$2,695
As of September 30, 2021, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of Fiscal 2022	$2,322	$408	$2,730
2023	4,864	816	5,680
2024	4,890	582	5,472
2025	4,075	58	4,133
2026	3,091	—	3,091
Thereafter	4,606	—	4,606
Total lease payments	23,848	1,864	25,712
Less: Interest	1,696	61	1,757
Present value of lease liabilities	$22,152	$1,803	$23,955

For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of September 30, 2021 and September 30, 2020, the weighted-average remaining lease term (in years) and discount rate were as follows:

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term
Operating leases	5.6 years	6.5 years
Finance leases	2.3 years	2.8 years
Weighted-average discount rate
Operating leases	2.8%	2.8%
Finance leases	3.0%	5.2%
Operating cash outflows from operating leases for the six months ended September 30, 2021 and September 30, 2020 were $2.5 million and $1.8 million, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended March 31, 2021 (the “Annual Report”), and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
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
Global Supply Chain Disruptions

We have experienced an increase in freight and shipping costs due to the shortage of shipping containers. An ongoing vessel and container shortage globally would further delay future inventory receipts and, in turn, would delay deliveries to our retailers and availability of products in our direct-to-consumer e-commerce channel and increase our shipping costs. Such delays and shipping disruptions could negatively impact our results of operations through higher inventory costs, reduced sales and higher transportation costs.

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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2021	2020	2021	2020
Net sales	$91,855	$72,350	$188,902	$136,877
Cost of sales	33,870	25,212	69,011	46,398
Gross profit	57,985	47,138	119,891	90,479
Selling, general and administrative expenses	50,447	45,170	101,196	85,502
Restructuring expense	96	—	82	—
Operating income	7,442	1,968	18,613	4,977
Other expense, net	(646)	(859)	(808)	(889)
Interest expense, net	(597)	(905)	(1,342)	(2,373)
Loss on extinguishment of debt	—	—	(460)	—
Income before provision for income taxes	6,199	204	16,003	1,715
Income tax (provision) benefit	(475)	243	(2,003)	244
Net income	$5,724	$447	$14,000	$1,959
Comprehensive income	$5,724	$447	$14,000	$1,959

	Three months ended September 30,		Six months ended September 30,
(percentage of net sales)	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Cost of sales	37%	35%	37%	34%
Gross margin	63%	65%	63%	66%
Selling, general and administrative expenses	55%	62%	54%	62%
Restructuring expense	—%	—%	—%	—%
Operating income	8%	3%	10%	4%
Other expense, net	(1)%	(1)%	—%	(1)%
Interest expense, net	(1)%	(1)%	(1)%	(2)%
Loss on extinguishment of debt	—%	—%	—%	—%
Income before provision for income taxes	7%	—%	8%	1%
Income tax (provision) benefit	(1)%	—%	(1)%	—%
Net income	6%	1%	7%	1%
Comprehensive income	6%	1%	7%	1%

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020
Net sales
Net sales increased 27%, or $19.5 million, to $91.9 million for the three months ended September 30, 2021, from $72.4 million for the three months ended September 30, 2020. The increase was driven by strength in our national and international retailers. Net sales increased $19.8 million, or 31% in our retailer channels and decreased $0.3 million, or 3% in our e-commerce channels.
Gross profit
Gross profit increased $10.8 million, or 23%, to $58.0 million for the three months ended September 30, 2021, compared to $47.1 million for the three months ended September 30, 2020. Gross margin decreased to 63% from 65%, when compared to the three months ended September 30, 2020. Increased volume accounted for approximately $12.7 million of the increase in gross profit with an offset of $1.9 million driven by a decrease in gross margin rate. The decrease in gross margin rate was primarily driven by unfavorable foreign exchange rates, an increase in freight and shipping costs and an increase in inventory adjustments, partially mitigated by price increases, cost savings and mix in the three months ended September 30, 2021.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") were $50.4 million for the three months ended September 30, 2021, an increase of $5.3 million, or 12%, from $45.2 million for the three months ended September 30, 2020. SG&A expenses as a percentage of net sales decreased to 55% for the three months ended September 30, 2021 from 62% for the three months ended September 30, 2020. The $5.3 million increase was primarily related to an increase in marketing and digital spend of $4.0 million. Additionally, we experienced increased operational costs (including outbound freight and shipping costs) of $1.3 million, increased amortization and depreciation cost of $0.6 million and increased software subscription costs of $0.4 million. These increases were partially offset by a $0.9 million decrease in professional fees.
Restructuring expense
Restructuring expense was $0.1 million in the three months ended September 30, 2021, related to the closure of our manufacturing facility in California. See Note 9 Restructuring and other related costs to condensed consolidated financial statements for further details.
Other expense, net
Other expense totaled $0.6 million for the three months ended September 30, 2021, as compared to other expense of $0.9 million for the three months ended September 30, 2020. The year-over-year variance was primarily related to unfavorable foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.3 million, or 34%, to $0.6 million for the three months ended September 30, 2021, as compared to $0.9 million for the three months ended September 30, 2020. This decrease was due to reduction in our long-term debt as well as a decline in interest rates.
Income tax provision
The provision for income taxes was $0.5 million, or an effective rate of 7.6%, for the three months ended September 30, 2021, as compared to a benefit of $0.2 million, or an effective rate of (119.1)%, for the three months ended September 30, 2020. The change was primarily driven by an increase in income before taxes of $6.0 million, partially offset by an increase in discrete tax benefit of $0.8 million, primarily related to stock-based compensation.
Comparison of the six months ended September 30, 2021 to the six months ended September 30, 2020
Net sales
Net sales increased $52.0 million, or 38%, to $188.9 million for the six months ended September 30, 2021, from $136.9 million for the six months ended September 30, 2020. The increase was driven by strength in our national and international retailers. Net sales increased $53.2 million, or 45% in our retailer channels and decreased $1.2 million, or 6% in our e-commerce channels.
Gross profit
Gross profit increased $29.4 million, or 33%, to $119.9 million for the six months ended September 30, 2021, compared to $90.5 million for the six months ended September 30, 2020. Gross margin decreased to 63% from 66%, when compared to the six months ended September 30, 2020. Increased volume accounted for approximately $34.4 million of the increase in gross profit with offset of the remaining $5.0 million driven by a decrease in gross margin rate. The decrease in gross margin rate was primarily driven by unfavorable foreign exchange rates and elevated transportation costs in the six months ended September 30, 2021.

Selling, general and administrative expenses
SG&A expenses were $101.2 million for the six months ended September 30, 2021, an increase of $15.7 million, or 18%, from $85.5 million for the six months ended September 30, 2020. SG&A expenses as a percentage of net sales decreased to 54% for the six months ended September 30, 2021 from 62% for the six months ended September 30, 2020. The $15.7 million increase was primarily related to an increase in marketing and digital spend of $12.3 million. Additionally, we experienced increased operational costs (including outbound freight and shipping costs) of $3.1 million, increased software subscription costs of $1.2 million and increased retail fixturing and visual merchandising costs of $0.8 million. These increases were partially offset by a decrease in professional fees of $2.6 million, including $1.6 million related to proxy contest costs in the prior year.
Restructuring expense
Restructuring expense was $0.1 million in the six months ended September 30, 2021, related to the closure of our manufacturing facility in California. See Note 9 Restructuring and other related costs to condensed consolidated financial statements for further details.
Other expense, net
Other expense totaled $0.8 million for the six months ended September 30, 2021, as compared to other expense of $0.9 million for the six months ended September 30, 2020. The year-over-year variance was primarily related to unfavorable foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $1.0 million, or 43%, to $1.3 million for the six months ended September 30, 2021, as compared to $2.4 million for the six months ended September 30, 2020. This decrease was due to reduction in our long-term debt as well as a decline in interest rates.
Loss on extinguishment of debt
Loss on extinguishment of debt was $0.5 million for the six months ended September 30, 2021. See Note 6, Debt to condensed consolidated financial statements for further details.
Income tax provision
The provision for income taxes was $2.0 million, or an effective rate of 12.5% for the six months ended September 30, 2021, as compared to a benefit of $0.2 million, or an effective rate of (14.2)% for the six months ended September 30, 2020. The change was primarily driven by an increase in income before taxes of $14.3 million, partially offset by an increase in discrete tax benefit of $1.6 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of September 30, 2021, we had $41.7 million of cash and cash equivalents. In addition, as of September 30, 2021, we had borrowing capacity of $86.5 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of September 30, 2021, we had working capital, excluding cash, of $68.4 million, compared to $39.0 million as of March 31, 2021. Working capital, excluding cash and debt, was $87.6 million and $55.3 million as of September 30, 2021 and March 31, 2021, respectively.

We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. If necessary, we can borrow funds under the Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A “Risk factors”. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be based on our ability to provide innovative products to our customers, manage production and our supply chain.
Cash flows

	Six months ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$774	$3,413
Investing activities	(3,649)	(2,746)
Financing activities	(13,199)	(5,793)
Net decrease in cash:	$(16,074)	$(5,126)
Cash provided by operating activities
For the six months ended September 30, 2021, net cash provided by operating activities was $0.8 million. This included net income before adding depreciation, amortization and other non-cash items of $39.4 million and an increase in net working capital of $38.6 million. The increase in net working capital was driven by a $4.4 million increase in accounts receivable, a $20.0 million increase of inventory, a $6.4 million increase of prepaid expense and other assets, a $5.9 million decrease of accounts payable and accrued expenses and a $2.0 million decrease of other liabilities.
For the six months ended September 30, 2020, net cash provided by operating activities was $3.4 million. This included net income before adding depreciation, amortization and other non-cash items of $22.5 million and an increase in net working capital of $19.1 million.

Cash used in investing activities
For the six months ended September 30, 2021, net cash used in investing activities was $3.6 million. The increase was primarily driven by capital expenditures related to customer fixture programs during the six months ended September 30, 2021.
For the six months ended September 30, 2020, net cash used in investing activities was $2.7 million.

Cash used in financing activities
For the six months ended September 30, 2021, net cash used in financing activities was $13.2 million and was primarily related to proceeds from the amended revolving line of credit and the Amended term loan facility, net of repayment of the revolving line of credit and the term loan facility, and cash received from the exercise of stock options.
For the six months ended September 30, 2020, net cash used in financing activities was $5.8 million and was primarily related to mandatory principal payments under the Prior Term Loan Facility (as defined below under "Description of indebtedness").
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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of September 30, 2021 was $86.5 million.

Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of September 30, 2021 for both the Amended Term Loan Facility and the Amended Revolving Credit Facility were approximately 1.5%.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of September 30, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of September 30, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and conclude that there have been no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess impacts of the COVID-19 pandemic on our controls in order to minimize the impact on the design and operating effectiveness of our controls.

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

Our ability to compete also depends on the continued strength of our brands and products, the success of our marketing, innovation and execution strategies, the continued diversity of our product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, and our success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.

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

Any loss of confidence on the part of consumers in the ingredients used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, or inclusion of prohibited ingredients, could tarnish the image of our brands and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our profitability and image of our brands.

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

•our products may be the subject of regulatory actions, including but not limited to actions by the FDA, the Federal Trade Commission (“FTC”) and the Consumer Product Safety Commission (“CPSC”) in the United States;

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

Risk factors related to our business operations

A disruption in our operations, including a disruption in the supply chains for our products, could materially and adversely affect our business.

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

We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites and mobile applications. Interruptions, to or failures in, these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as port congestion, container shortages, inclement weather, natural disasters, labor unrest or other transportation disruptions. In addition, port congestion, container shortages, inclement weather, natural disasters, labor unrest or other transportation disruptions may increase the costs to supply or transport our products or the components of our products. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. In addition, a vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailer customers and availability of products in our direct-to-consumer e-commerce channel. Such potential delays, additional transportation expenses and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

COVID-19 vaccines are now broadly distributed and administered, and starting October 1, 2021, where permitted by local laws and regulations, we require proof of vaccination for all employees who engage in in-person business activities in the U.S. Our vaccine mandate may cause us to have difficulty retaining current employees and recruiting new employees, both of which could adversely affect our business, financial condition and results of operations. As the administration of the COVID-19 vaccines increases and COVID-19 cases decline, we continue to evaluate and refine our work from home policy. Any changes to our remote work policy could also cause us to have difficulty retaining current employees and recruiting new employees, both of which could adversely affect our business, financial condition and results of operations.

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

As of September 30, 2021, we had a total of $114.0 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $86.5 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of September 30, 2021, we had a team of 74 employees in China to manage our supply chain. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

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

We are also subject to European Union and United Kingdom (“UK”) rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the US. In addition, on June 4, 2021, the European Commission published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022. We may be required to implement the revised standard contractual clauses in relation to various business arrangements within the relevant time frames, which could increase our compliance costs and adversely affect our business. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The transfer of personal data outside of the UK to non-adequate countries will remain subject to the previous set of standard contractual clauses as approved at the time of Brexit, but the Information Commissioner’s Office (the "ICO"), in the UK will consult on new, UK specific, data transfer agreements in Summer 2021. The ICO has stated that it is considering whether to recognize the new standard contractual clauses in UK law, and therefore our UK data export arrangements may also require updating and result in further compliance costs.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers located outside of the United States, and we have an office in China from which we manage our international supply chain. We sell our products in several countries outside of the United States, including through distributors. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to United States and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control.

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

We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our e-commerce websites and mobile applications. Negative commentary or false statements regarding us or our products may be posted on our e-commerce websites, mobile applications, or social media platforms and may be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our e-commerce websites and mobile applications. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act (CDA) and Digital Millennium Copyright Act ("DMCA") generally protect online service providers from claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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

In addition, a variety of organizations measure the performance of companies on environmental, social, and governance (“ESG”) topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law, and the role of the company’s board of directors in supervising various sustainability issues.

We take into consideration the expected impact of ESG matters on the sustainability of our business over time and the potential impact of our business on society and the environment. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our customers’ or society’s expectations as to our proper role. If we fail to meet the ESG values, standards and metrics that we set for ourselves, or our articulated public benefit purposes, we may experience negative publicity and a loss of customers as a result, which will adversely affect our business, financial condition, and results of operations.

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

We had approximately 198.0 million shares of common stock authorized but unissued and 52.0 million shares of common stock outstanding as of October 29, 2021. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

The holders of up to 4,173,003 shares of our common stock, or approximately 8% of our outstanding common stock based on shares outstanding as of October 29, 2021, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares.

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

On April 30, 2021, we amended and restated our prior credit agreement. Subject to certain exceptions, the covenants in the Amended Credit Agreement require us to be in compliance with certain leverage ratios to make repurchases under the Share Repurchase Program.

We did not repurchase any shares during the three months ended September 30, 2021, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of September 30, 2021.

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

e.l.f. Beauty, Inc.

November 4, 2021	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

November 4, 2021	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)