Form 10-Q
period 2021-12-31
e.l.f. Beauty, Inc.
filed 2022-02-03
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37873
_______________________________________________________________
e.l.f. Beauty, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Delaware	46-4464131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 10th Street
Oakland,	CA	94607
 (Address of principal executive offices, including zip code)
_______________________________________________________________

(510)	778-7894
(Registrant’s telephone number, including area code)
_______________________________________________________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ELF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 31, 2022 was 52,120,683 shares.

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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	December 31, 2021	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$32,889	$57,768	$35,439
Accounts receivable, net	47,180	40,185	44,555
Inventory, net	85,248	56,810	68,567
Prepaid expenses and other current assets	19,808	15,381	11,728
Total current assets	185,125	170,144	160,289
Property and equipment, net	12,231	13,770	16,790
Intangible assets, net	88,194	94,286	96,317
Goodwill	171,620	171,620	171,620
Investments	2,875	2,875	2,875
Other assets	30,905	34,698	33,014
Total assets	$490,950	$487,393	$480,905

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,780	$16,281	$15,250
Accounts payable	22,756	15,699	20,108
Accrued expenses and other current liabilities	33,977	41,351	31,322
Total current liabilities	62,513	73,331	66,680
Long-term debt and finance lease obligations	92,474	110,255	114,421
Deferred tax liabilities	13,078	13,479	16,247
Long-term operating lease obligations	16,659	20,084	18,370
Other long-term liabilities	758	598	585
Total liabilities	185,482	217,747	216,303

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2021, March 31, 2021 and December 31, 2020; 52,120,683, 51,590,830 and 51,240,997 shares issued and outstanding as of December 31, 2021, March 31, 2021 and December 31, 2020, respectively	512	504	497
Additional paid-in capital	790,041	774,441	769,380
Accumulated deficit	(485,085)	(505,299)	(505,275)
Total stockholders' equity	305,468	269,646	264,602
Total liabilities and stockholders' equity	$490,950	$487,393	$480,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Net sales	$98,118	$88,562	$287,020	$225,439
Cost of sales	33,777	31,443	102,788	77,841
Gross profit	64,341	57,119	184,232	147,598
Selling, general and administrative expenses	55,384	50,828	156,580	136,330
Restructuring (income) expense	(14)	—	68	—
Operating income	8,971	6,291	27,584	11,268
Other expense, net	(146)	(677)	(954)	(1,566)
Interest expense, net	(570)	(855)	(1,912)	(3,228)
Loss on extinguishment of debt	—	—	(460)	—
Income before provision for income taxes	8,255	4,759	24,258	6,474
Income tax provision	(2,041)	(462)	(4,044)	(218)
Net income	$6,214	$4,297	$20,214	$6,256
Comprehensive income	$6,214	$4,297	$20,214	$6,256

Net income per share:
Basic	$0.12	$0.09	$0.40	$0.13
Diluted	$0.12	$0.08	$0.38	$0.12
Weighted average shares outstanding:
Basic	51,072,639	49,459,837	50,831,985	49,178,138
Diluted	53,891,438	52,335,821	53,614,910	51,675,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2021	50,400,510	$504	$774,441	$(505,299)	$269,646
Net income	—	—	—	8,276	8,276
Stock-based compensation	—	—	4,190	—	4,190
Exercise of stock options and vesting of restricted stock	358,575	4	506	—	510
Balance as of June 30, 2021	50,759,085	$508	$779,137	$(497,023)	$282,622
Net income	—	—	—	5,724	5,724
Stock-based compensation	—	—	5,033	—	5,033
Exercise of stock options and vesting of restricted stock	290,418	3	711	—	714
Balance as of September 30, 2021	51,049,503	$511	$784,881	$(491,299)	$294,093
Net income	—	—	—	6,214	6,214
Stock-based compensation	—	—	5,149	—	5,149
Exercise of stock options and vesting of restricted stock	84,819	1	11	—	12
Balance as of December 31, 2021	51,134,322	$512	$790,041	$(485,085)	$305,468

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

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Nine months ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$20,214	$6,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,317	18,808
Restructuring expense	68	—
Stock-based compensation expense	14,598	15,040
Amortization of debt issuance costs and discount on debt	304	641
Deferred income taxes	(401)	(5,684)
Loss on extinguishment of debt	460	—
Other, net	457	54
Changes in operating assets and liabilities:
Accounts receivable	(7,211)	(14,870)
Inventories	(28,390)	(22,351)
Prepaid expenses and other assets	(8,585)	(5,013)
Accounts payable and accrued expenses	(691)	11,421
Other liabilities	(3,314)	(2,352)
Net cash provided by operating activities	7,826	1,950

Cash flows from investing activities:
Purchase of property and equipment	(4,596)	(3,958)
Net cash used in investing activities	(4,596)	(3,958)

Cash flows from financing activities:
Proceeds from revolving line of credit	26,480	20,000
Repayment of revolving line of credit	(26,480)	(20,000)
Proceeds from long term debt	25,581	—
Repayment of long-term debt	(53,275)	(8,663)
Debt issuance costs paid	(1,064)	(334)
Cash received from issuance of common stock	1,236	882
Other, net	(587)	(605)
Net cash used in financing activities	(28,109)	(8,720)

Net decrease in cash and cash equivalents	(24,879)	(10,728)
Cash and cash equivalents - beginning of period	57,768	46,167
Cash and cash equivalents - end of period	$32,889	$35,439
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1—Nature of operations
e.l.f. Beauty, Inc., a Delaware corporation (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”), is a multi-brand beauty company that offers inclusive, accessible, cruelty-free cosmetics and skincare products. Our mission is to make the best of beauty accessible to every eye, lip and face.
We believe our ability to deliver 100% cruelty-free, premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our fundamental value equation, digitally-led strategy, as well as our world-class team’s ability to execute with speed, has positioned us well to navigate a rapidly changing landscape in beauty.

Our family of brands includes e.l.f. Cosmetics, e.l.f. Skin, Well People and Keys Soulcare. Our brands are available online and across leading beauty, mass-market, and clean-beauty specialty retailers. We have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Note 2—Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2021, March 31, 2021 and December 31, 2020, and its results of operations and stockholders' equity for the three and nine months ended December 31, 2021 and December 31, 2020 and its cash flows for the nine months ended December 31, 2021 and December 31, 2020. All intercompany balances and transactions have been eliminated in consolidation.
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

	Three months ended December 31,		Nine months ended December 31,
Net sales by geographic region:	2021	2020	2021	2020
United States	$87,367	$79,064	$254,691	$200,073
International	10,751	9,498	32,329	25,366
Total net sales	$98,118	$88,562	$287,020	$225,439
As of December 31, 2021, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.
Recent accounting pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's unaudited condensed consolidated financial statements.
Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and nine months ended December 31, 2021 and December 31, 2020, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and nine months ended December 31, 2021.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of December 31, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(56,080)	$21,520
Customer relationships – e-commerce	3 years	3,940	(3,924)	16
Trademarks	10 years	3,500	(642)	2,858
Total finite-lived intangibles		85,040	(60,646)	24,394
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(60,646)	$259,814

Information regarding the Company’s goodwill and intangible assets as of March 31, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(50,260)	$27,340
Customer relationships – e-commerce	3 years	3,940	(3,915)	25
Trademarks	10 years	3,500	(379)	3,121
Total finite-lived intangibles		85,040	(54,554)	30,486
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(54,554)	$265,906
Information regarding the Company’s goodwill and intangible assets as of December 31, 2020 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(48,320)	$29,280
Customer relationships – e-commerce	3 years	3,940	(3,911)	29
Trademarks	10 years	3,500	(292)	3,208
Total finite-lived intangibles		85,040	(52,523)	32,517
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(52,523)	$267,937
Amortization expense on finite-lived intangible assets was $2.0 million and $6.1 million in the three and nine months ended December 31, 2021 and December 31, 2020, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and nine months ended December 31, 2021 and December 31, 2020.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of December 31, 2021 is as follows (in thousands):

Remainder of Fiscal 2022	$2,031
2023	8,122
2024	6,963
2025	1,230
2026	1,230
Thereafter	4,818
Total	$24,394

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2021, March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	December 31, 2021	March 31, 2021	December 31, 2020
Accrued expenses	$18,516	$21,300	$14,815
Current portion of operating lease liabilities	4,243	4,292	3,517
Accrued compensation	6,180	10,805	9,492
Other current liabilities	5,038	4,954	3,498
Accrued expenses and other current liabilities	$33,977	$41,351	$31,322
Note 6—Debt
The Company’s outstanding debt as of December 31, 2021, March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	December 31, 2021	March 31, 2021	December 31, 2020
Term loan(1)	$97,500	$124,589	$127,566
Finance lease obligations	1,612	2,200	2,406
Total debt(2)	99,112	126,789	129,972
Less: debt issuance costs	(858)	(253)	(301)
Total debt, net of issuance costs	98,254	126,536	129,671
Less: current portion	(5,780)	(16,281)	(15,250)
Long-term portion of debt	$92,474	$110,255	$114,421
(1) See Note 10, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement, as amended (the "Amended Credit Agreement”). As of December 31, 2021, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of December 31, 2021 was $100.0 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States ("U.S.") dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of December 31, 2021 for the Amended Term Loan Facility was approximately 1.6%.
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

Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the nine months ended December 31, 2021:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2021	1,640,981	$14.86
Exercised	(93,282)	11.19
Canceled or forfeited	(4,200)	26.63
Balance as of December 31, 2021	1,543,499	$15.05	5.3	$28,036

Exercisable, December 31, 2021	1,262,756	$15.19	4.9	$22,760
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $33.21, as reported on the New York Stock Exchange on December 31, 2021.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.2 million and $0.7 million in the three and nine months ended December 31, 2021, respectively, and $0.3 million and $1.4 million in the three and nine months ended December 31, 2020, respectively. As of December 31, 2021, there was $0.8 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 1.4 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance- or market-based vesting conditions for the nine months ended December 31, 2021:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2021	1,108,592	$8.72
Exercised	(92,565)	2.08
Balance as of December 31, 2021	1,016,027	$9.33	3.3	$24,265

Exercisable, December 31, 2021	716,027	$1.99	2.5	$22,354
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $33.21, as reported on the New York Stock Exchange on December 31, 2021.
As of December 31, 2021 and December 31, 2020, there was no unrecognized compensation cost related to stock options with performance-based and market-based vesting conditions.

Restricted stock and RSUs
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the nine months ended December 31, 2021:

	RSUs and shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2021	2,289,615	$14.67
Granted	896,568	27.99
Vested	(547,965)	15.71
Canceled or forfeited	(178,913)	16.38
Balance as of December 31, 2021	2,459,305	$19.17
As of December 31, 2021, there were 986,361 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $5.0 million and $13.9 million in the three and nine months ended December 31, 2021, respectively, and $4.7 million and $13.6 million in the three and nine months ended December 31, 2020, respectively. As of December 31, 2021, there was $34.2 million of total unrecognized stock-based compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
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
The following table presents the restructuring expense (income) incurred during the three and nine months ended December 31, 2021 (in thousands) in connection with the 2021 Restructuring Plan:

	Three months ended December 31, 2021	Nine months ended December 31, 2021
Gain on sale of property, plant and equipment	$—	$(152)
Other costs, including other asset write-offs	(14)	220
Total	$(14)	$68
Liabilities related to the 2021 Restructuring Plan were not material as of December 31, 2021.
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

The Company did not repurchase any shares during the three and nine months ended December 31, 2021. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of December 31, 2021.
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

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Numerator:
Net income	$6,214	$4,297	$20,214	$6,256

Denominator:
Weighted-average common shares outstanding – basic	51,072,639	49,459,837	50,831,985	49,178,138
Dilutive common equivalent shares from equity awards	2,818,799	2,875,984	2,782,925	2,497,513
Weighted-average common shares outstanding – diluted	53,891,438	52,335,821	53,614,910	51,675,651

Net income per share:
Basic	$0.12	$0.09	$0.40	$0.13
Diluted	$0.12	$0.08	$0.38	$0.12

Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	—	368,722	3,111	1,264,790
Note 12—Leases
The Company leases warehouses, distribution centers, office space and equipment. The majority of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term for up to five years. The exercise of lease renewal options is at the Company's sole discretion and such renewal options are included in the lease term if they are reasonably certain to be exercised. Certain leases also include options to purchase the leased asset. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's equipment leases are finance leases of assets used to operate its distribution centers in Ontario, California and Columbus, Ohio.
Significant judgment is required to determine whether commercial contracts contain a lease for purposes of ASC 842. The discount rate used in measuring lease liabilities is generally based on the interest rate on the Company’s revolving line of credit, assuming sufficient unused capacity exists at the time the lease liability is measured.

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company's adoption of ASC 842 as of December 31, 2021, March 31, 2021 and December 31, 2020 were as follows (in thousands):

	Classification	December 31, 2021	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Other assets	$18,982	$22,691	$20,569
Finance lease assets (a)	Other assets	769	1,100	1,351
Total leased assets		$19,751	$23,791	$21,920
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,243	$4,292	$3,517
Finance	Current portion of long-term debt and finance lease obligations	780	812	812
Noncurrent
Operating	Long-term operating lease obligations	16,659	20,084	18,370
Finance	Long-term debt and finance lease obligations	832	1,388	1,594
Total lease liabilities		$22,514	$26,576	$24,293
_____________________
(a) Finance leases are recorded net of accumulated amortization of $2.9 million, $3.2 million and $3.7 million as of December 31, 2021, March 31, 2021 and December 31, 2020, respectively.
For the three and nine months ended December 31, 2021 and December 31, 2020, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended December 31,		Nine months ended December 31,
	Classification	2021	2020	2021	2020
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,221	$1,192	$3,533	$3,318
Finance lease cost
Amortization of leased assets	SG&A expenses	105	248	331	743
Interest on lease liabilities	Interest expense, net	13	33	52	107
Total lease cost		$1,339	$1,473	$3,916	$4,168
As of December 31, 2021, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of Fiscal 2022	$1,160	$204	$1,364
2023	4,819	816	5,635
2024	4,841	582	5,423
2025	4,016	58	4,074
2026	3,031	—	3,031
Thereafter	4,574	—	4,574
Total lease payments	22,441	1,660	24,101
Less: Interest	1,539	48	1,587
Present value of lease liabilities	$20,902	$1,612	$22,514

For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of December 31, 2021 and December 31, 2020, the weighted-average remaining lease term (in years) and discount rate were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	5.4 years	6.4 years
Finance leases	2.1 years	2.5 years
Weighted-average discount rate
Operating leases	2.8%	2.8%
Finance leases	3.0%	5.2%
Operating cash outflows from operating leases for the nine months ended December 31, 2021 and December 31, 2020 were $3.9 million and $2.7 million, respectively.

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
Overview and Business Trends

We are a multi-brand beauty company that offers inclusive, accessible, cruelty-free cosmetics and skincare products. Our mission is to make the best of beauty accessible to every eye, lip and face.
We believe our ability to deliver 100% cruelty-free, premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our fundamental value equation, digitally-led strategy, as well as our world-class team’s ability to execute with speed, has positioned us well to navigate a rapidly changing landscape in beauty.
Our family of brands includes e.l.f. Cosmetics, e.l.f. Skin, Well People and Keys Soulcare. Our brands are available online and across leading beauty, mass-market, and clean-beauty specialty retailers. We have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2021	2020	2021	2020
Net sales	$98,118	$88,562	$287,020	$225,439
Cost of sales	33,777	31,443	102,788	77,841
Gross profit	64,341	57,119	184,232	147,598
Selling, general and administrative expenses	55,384	50,828	156,580	136,330
Restructuring (income) expense	(14)	—	68	—
Operating income	8,971	6,291	27,584	11,268
Other expense, net	(146)	(677)	(954)	(1,566)
Interest expense, net	(570)	(855)	(1,912)	(3,228)
Loss on extinguishment of debt	—	—	(460)	—
Income before provision for income taxes	8,255	4,759	24,258	6,474
Income tax provision	(2,041)	(462)	(4,044)	(218)
Net income	$6,214	$4,297	$20,214	$6,256
Comprehensive income	$6,214	$4,297	$20,214	$6,256

	Three months ended December 31,		Nine months ended December 31,
(percentage of net sales)	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Cost of sales	34%	36%	36%	35%
Gross margin	66%	64%	64%	65%
Selling, general and administrative expenses	56%	57%	55%	60%
Restructuring (income) expense	—%	—%	—%	—%
Operating income	9%	7%	10%	5%
Other expense, net	—%	(1)%	—%	(1)%
Interest expense, net	(1)%	(1)%	(1)%	(1)%
Loss on extinguishment of debt	—%	—%	—%	—%
Income before provision for income taxes	8%	5%	8%	3%
Income tax provision	(2)%	(1)%	(1)%	—%
Net income	6%	5%	7%	3%
Comprehensive income	6%	5%	7%	3%

Comparison of the three months ended December 31, 2021 to the three months ended December 31, 2020
Net sales
Net sales increased 11%, or $9.6 million, to $98.1 million for the three months ended December 31, 2021, from $88.6 million for the three months ended December 31, 2020. The increase was driven by strength in our national and international retailers. Net sales increased $8.1 million, or 10% in our retailer channels and increased $1.5 million, or 16% in our e-commerce channels.
Gross profit
Gross profit increased $7.2 million, or 13%, to $64.3 million for the three months ended December 31, 2021, compared to $57.1 million for the three months ended December 31, 2020. Gross margin increased to 66% from 64%, when compared to the three months ended December 31, 2020. Increased volume accounted for approximately $6.2 million of the increase in gross profit, with the remaining $1.0 million driven by an increase in gross margin rate. The increase in gross margin rate was primarily driven by product mix, price increases and cost savings, partially offset by unfavorable foreign exchange rates and increased transportation costs in the three months ended December 31, 2021.

Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") were $55.4 million for the three months ended December 31, 2021, an increase of $4.6 million, or 9%, from $50.8 million for the three months ended December 31, 2020. SG&A expenses as a percentage of net sales decreased to 56% for the three months ended December 31, 2021 from 57% for the three months ended December 31, 2020. The $4.6 million increase was primarily related to an increase in marketing and digital spend of $2.0 million, increased software subscription costs of $0.9 million, increased professional fees of $1.1 million, and increased amortization and depreciation costs of $0.5 million.

Restructuring expense
Restructuring income was $14 thousand in the three months ended December 31, 2021, and relates to the closure of our manufacturing facility in California. See Note 9 Restructuring and other related costs to our condensed consolidated financial statements for further details.
Other expense, net
Other expense totaled $0.1 million for the three months ended December 31, 2021, as compared to other expense of $0.7 million for the three months ended December 31, 2020. The year-over-year variance was primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $0.3 million, or 33%, to $0.6 million for the three months ended December 31, 2021, as compared to $0.9 million for the three months ended December 31, 2020. This decrease was due to a reduction in our long-term debt as well as a decline in interest rates.
Income tax provision
The provision for income taxes was $2.0 million, or an effective rate of 24.7%, for the three months ended December 31, 2021, as compared to a provision of $0.5 million, or an effective rate of 9.7%, for the three months ended December 31, 2020. The change was primarily driven by an increase in income before taxes of $3.5 million and a decrease in discrete tax benefit of $0.9 million, primarily related to stock-based compensation.
Comparison of the nine months ended December 31, 2021 to the nine months ended December 31, 2020
Net sales
Net sales increased $61.6 million, or 27%, to $287.0 million for the nine months ended December 31, 2021, from $225.4 million for the nine months ended December 31, 2020. The increase was driven primarily by strength in our national and international retailers. Net sales increased $61.3 million, or 31% in our retailer channels and increased $0.3 million, or 1% in our e-commerce channels.
Gross profit
Gross profit increased $36.6 million, or 25%, to $184.2 million for the nine months ended December 31, 2021, compared to $147.6 million for the nine months ended December 31, 2020. Gross margin decreased to 64% from 65%, when compared to the nine months ended December 31, 2020. Increased volume accounted for approximately $40.3 million of the increase in gross profit with offset of the remaining $3.7 million driven by a decrease in gross margin rate. The decrease in gross margin rate was primarily driven by unfavorable foreign exchange rates and elevated transportation costs in the nine months ended December 31, 2021. These increases were partially offset by price increases, cost savings and product mix.

Selling, general and administrative expenses
SG&A expenses were $156.6 million for the nine months ended December 31, 2021, an increase of $20.2 million, or 15%, from $136.3 million for the nine months ended December 31, 2020. SG&A expenses as a percentage of net sales decreased to 55% for the nine months ended December 31, 2021 from 60% for the nine months ended December 31, 2020. The $20.2 million increase was primarily related to an increase in marketing and digital spend of $14.3 million. Additionally, we experienced increased software subscription costs of $3.2 million, increased operational costs (including outbound freight and shipping costs) of $2.8 million, increased fixturing costs of $1.1 million and increased amortization and depreciation cost of $0.9 million. These increases were partially offset by a decrease in professional fees, including $1.6 million related to proxy contest costs in the prior year.
Restructuring expense
Restructuring expense was $0.1 million in the nine months ended December 31, 2021, and relates to the closure of our manufacturing facility in California. See Note 9 Restructuring and other related costs to our condensed consolidated financial statements for further details.
Other expense, net
Other expense totaled $1.0 million for the nine months ended December 31, 2021, as compared to other expense of $1.6 million for the nine months ended December 31, 2020. The year-over-year variance was primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense, net decreased $1.3 million, or 41%, to $1.9 million for the nine months ended December 31, 2021, as compared to $3.2 million for the nine months ended December 31, 2020. This decrease was due to reduction in our long-term debt as well as a decline in interest rates.
Loss on extinguishment of debt
Loss on extinguishment of debt was $0.5 million for the nine months ended December 31, 2021. See Note 6, Debt to our condensed consolidated financial statements for further details.
Income tax provision
The provision for income taxes was $4.0 million, or an effective rate of 16.7% for the nine months ended December 31, 2021, as compared to a provision of $0.2 million, or an effective rate of 3.4% for the nine months ended December 31, 2020. The change was primarily driven by an increase in income before taxes of $17.8 million, partially offset by an increase in discrete tax benefit of $0.6 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of December 31, 2021, we had $32.9 million of cash and cash equivalents. In addition, as of December 31, 2021, we had borrowing capacity of $100.0 million under our Amended Revolving Credit Facility.
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion within or to additional retailer store locations. We expect to fund ongoing capital expenditures from existing cash and cash equivalents, cash generated from operations and, if necessary, draws on our Amended Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of December 31, 2021, we had working capital, excluding cash, of $89.7 million, compared to $39.0 million as of March 31, 2021. Working capital, excluding cash and debt, was $95.5 million and $55.3 million as of December 31, 2021 and March 31, 2021, respectively.

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
Cash flows

	Nine months ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$7,826	$1,950
Investing activities	(4,596)	(3,958)
Financing activities	(28,109)	(8,720)
Net decrease in cash:	$(24,879)	$(10,728)
Cash provided by operating activities
For the nine months ended December 31, 2021, net cash provided by operating activities was $7.8 million. This included net income before adding depreciation, amortization and other non-cash items of $56.0 million and an increase in net working capital of $48.2 million. The increase in net working capital was driven by a $7.2 million increase in accounts receivable, a $28.4 million increase of inventory, a $8.6 million increase of prepaid expense and other assets, a $0.7 million decrease of accounts payable and accrued expenses and a $3.3 million decrease of other liabilities.
For the nine months ended December 31, 2020, net cash provided by operating activities was $2.0 million. This included net income before adding depreciation, amortization and other non-cash items of $35.1 million and an increase in net working capital of $33.2 million.

Cash used in investing activities
For the nine months ended December 31, 2021, net cash used in investing activities was $4.6 million. The increase was primarily driven by capital expenditures related to customer fixture programs during the nine months ended December 31, 2021.
For the nine months ended December 31, 2020, net cash used in investing activities was $4.0 million.

Cash used in financing activities
For the nine months ended December 31, 2021, net cash used in financing activities was $28.1 million and was primarily drivedn by repayment of the revolving line of credit and the term loan facility, and cash received from the exercise of stock options, net of proceeds from the amended revolving line of credit and the Amended term loan facility.
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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of December 31, 2021 was $100.0 million.

Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the U.S. dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of December 31, 2021 for the Amended Term Loan Facility was approximately 1.6%.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

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
Recent accounting pronouncements
Recent accounting pronouncements are disclosed in Note 2 to our condensed consolidated financial statements.
Item 3. Quantitative and qualitative disclosures about market risk.
There have been no material changes to our primary risk exposures or management of market risks from those disclosed in the Annual Report.

Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of December 31, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and conclude that there have been no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess impacts of the COVID-19 pandemic on our controls in order to minimize the impact on the design and operating effectiveness of our controls.

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

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to:

•drive demand in our brands;
•invest in digital capabilities;
•improve productivity and drive space expansion with our retailers;
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

In addition, quality control problems, such as the use of ingredients and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations could harm our business. These quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

•engage in activities or employment practices that may harm our reputation; and

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

The outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions have adversely affected, and will continue to adversely affect, our business, financial condition and results of operations.

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and continues to impact to the United States and other countries. Related government and private sector responsive actions, as well as changes in consumer shopping behaviors, have adversely affected, and will continue to adversely affect our business, financial condition and results of operations.

In response to the spread of COVID-19, international, federal, state and local governments have taken actions to, and recommended precautions to, mitigate the spread of COVID-19, including warning against congregating in heavily populated areas, such as malls, shopping centers, and other retailers and adopting shelter-in-place regulations. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the United States and global economy and our consumers’ shopping habits. Decreased activity at our retailers could result in a decrease in sales of our products, which in turn could adversely affect our business, financial condition and results of operations.

While our suppliers and distribution centers currently remain open, there is risk that any of these facilities (i) may become less productive or encounter disruptions due to employees at the facilities becoming infected with COVID-19 and/or (ii) may no longer be allowed to operate based on directives from public health officials or government authorities in the United States, China or other jurisdictions.

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

COVID-19 vaccines are now broadly distributed and administered, and starting October 1, 2021 we required all U.S. employees to be fully vaccinated and have the same requirement for any vendor and contractors who engage in meetings or business activities in any of our offices. Our vaccine mandate may cause us to have difficulty retaining current employees and recruiting new employees, both of which could adversely affect our business, financial condition and results of operations. As the COVID-19 pandemic evolves, we continue to evaluate and refine our work from home policy. Any changes to our remote work policy could also cause us to have difficulty retaining current employees and recruiting new employees, both of which could adversely affect our business, financial condition and results of operations.

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

The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the variants of SARS-CoV-2 and the actions taken to contain it or treat its impact, including vaccination effectiveness and rates.

Risk factors related to our financial condition

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2021, we had a total of $99.1 million of indebtedness, consisting of amounts outstanding under our credit facilities and capital lease obligations, and a total availability of $100.0 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

In addition, as we continue to expand our business internationally, the application and implementation of existing, new or future international laws, as well as indirect taxes (such as a Value Added Tax), could materially and adversely affect our business, financial condition and results of operations.

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

We have in place technical and organizational measures to maintain the security and safety of critical proprietary, personal, employee, customer and financial data which we continue to maintain and upgrade to industry standards. However, advances in technology, the pernicious ingenuity of criminals, new exposures via cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or personal data. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or mobile applications or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. We are not aware of any breach or compromise of the personal data of consumers, but we have been subject to attacks (e.g. phishing, denial of service) in the past and cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of December 31, 2021, we had 75 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. For example, the U.S. Congress recently passed the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (XUAR). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the U.S. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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

We sell some of our products to customers located outside the United States. In addition, substantially all of our third-party suppliers and manufacturers are located in China and certain other foreign countries. We intend to continue to sell to customers outside the United States and maintain our relationships in China and other foreign countries where have suppliers and manufacturers. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

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

We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our primary trademarks include “e.l.f.,” “e.l.f. eyes lips face,” “Well People,” and “Keys Soulcare” all of which are registered or have registrations pending in the United States and in many other countries or registries. Our trademarks are valuable assets that support our brands and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.

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

We had approximately 197.9 million shares of common stock authorized but unissued and 52.1 million shares of common stock outstanding as of January 31, 2022. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

The holders of up to 3,756,033 shares of our common stock, or approximately 7% of our outstanding common stock based on shares outstanding as of January 31, 2022, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares.

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

We did not repurchase any shares during the three months ended December 31, 2021, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of December 31, 2021.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.

Item 5. Other information.
None.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

e.l.f. Beauty, Inc.

February 3, 2022	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

February 3, 2022	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)