Form 10-K
period 2022-03-31
e.l.f. Beauty, Inc.
filed 2022-05-26
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $1.4 billion.
The number of shares of registrant’s common stock outstanding as of May 18, 2022 was 52,272,764 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2022.

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

•A disruption in our operations, including a disruption in the supply chains for our products, could materially and adversely affect our business.

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
PART I
Item 1. Business.
Overview
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with our subsidiaries, the “Company,” or “we”) is a multi-brand beauty company that offers inclusive, accessible, clean and cruelty-free cosmetics and skincare products.

•WHO WE ARE. We are bold disruptors with a kind heart. We’re disrupting traditional beauty boundaries while leading with empathy, intention and an innate desire to empower people.

•OUR MISSION. We build brands that disrupt industry norms, shape culture and connect communities through positivity, inclusivity and accessibility.

•OUR PURPOSE. We stand with every eye, lip, face and paw.

We believe our ability to deliver 100% cruelty-free, clean, premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our innovation engine, core value proposition, digitally-led strategy, as well as our world-class team’s ability to execute with speed has positioned us well to navigate a rapidly changing landscape in beauty.

Our Brands

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

Each of our brands is positioned to touch diverse consumer cohorts at different price points. Each brand has accessible pricing relative to its competitive set and furthers our mission of leading with positivity, inclusivity and accessibility.

e.l.f. Cosmetics
Since 2004, e.l.f. Cosmetics has made the best of beauty accessible to every eye, lip and face. e.l.f. makes high-quality, prestige-inspired cosmetics at an extraordinary value and is proud to be 100% vegan, clean and cruelty-free.

e.l.f. SKIN
Winning in skin the clean + kind way. Ingredient focused skincare for every eye, lip, face and skin type. e.l.f. SKIN makes innovative formulas at an extraordinary value, always 100% vegan, clean and cruelty-free.

Well People
A clean beauty pioneer with 40 EWG VERIFIED™ products, Well People has raised the standard for high-performing, plant-powered and cruelty-free beauty and skincare since 2008. Founded on the principles of being derm-developed, super-clean, and planet minded, Well People is committed to inspiring wellness and mindful living.

Keys Soulcare
Created by Alicia Keys and inspired by her own skincare journey and love of ancient beauty rituals, Keys Soulcare goes beyond skincare to truly care for the whole self - body, mind, and spirit. With an inclusive point of view, Keys Soulcare brings a new meaning to beauty and honors rituals through its line of dermatologist-developed, clean and cruelty-free offerings.

100% cruelty-free: We do not conduct or tolerate any tests on animals, nor do we use any ingredients that are tested on animals in any of our products. Each of our brands is certified by People for the Ethical Treatment of Animals (PETA) as “Global Animal Test-Free”, a credential given to companies and brands who have verified that their own facilities and their suppliers do not conduct, commission, pay for, or allow any tests on animals for their ingredients, formulations, or finished products. e.l.f. Cosmetics is also certified by PETA as “Global Animal Test-Free and Vegan”, which recognizes companies and brands that not only ban animal tests but also refuse to use any animal-derived ingredients, such as honey, beeswax, or carmine in products.
Clean ingredients: Our products are formulated with ingredients that have the health and safety of our consumers in mind. All products are formulated to comply with Food and Drug Administration (the "FDA") and European Union Cosmetic Regulation restrictions covering over 1,600 ingredients including parabens, phthalates, sulfates, formaldehyde, nonylphenol ethoxylates, triclosan, triclocarban, toluene, coal tar, lead, mercury, acrylamide and hydroquinone as well as other substances. Additionally, Well People's product-line includes 40 EWG VERIFIED™ products, a leading standard of “clean and healthy” in the beauty space.

Marketing & Digital
We deploy a consumer-centric marketing model. We build brand equity and drive traffic to our national retailer partners and to our own e-commerce websites and mobile applications primarily through digital and social media, as compared to legacy beauty brands that often seek to engage consumers through traditional media such as magazines, newspapers and television. Total expenses for marketing and digital in the year ended March 31, 2022 were $63.2 million, approximately 16% of our net sales.
Our consumers have been our best advocates through strong word of mouth. Many of our consumers are active in social media, write reviews of our products online and generate content on Instagram, Facebook, Twitter, TikTok, YouTube and other social media platforms.
Innovation
We believe innovation is key to our success and that we are a leader in the industry in speed and first to mass product introductions. We have built an innovation capability that can progress a new, high-quality product from concept to online launch in as few as 13 weeks and approximately 20 weeks on average. We leverage multiple sources of inspiration to develop our new product ideas, including global trend assessments, supplier and industry research, strategic customer input and consumer feedback and insights.
Our innovation strategy is underpinned by four key pillars:
•Holy Grails. “Holy grails” are beauty products that deliver premium quality at unbelievable prices with broad appeal. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for ways to get the best of beauty at an accessible price. Examples of our “holy grails” include the e.l.f. Cosmetics Poreless Putty Primer at $10 versus a comparable prestige primer at $52, the e.l.f. Cosmetics 16HR Camo Concealer at $7 versus a comparable prestige concealer at $30, and the Well People Expressionist Pro Mascara at $20 versus a comparable clean prestige mascara at $28.
•Core Improvement. We consistently evaluate our core offerings to develop new products or improve quality based on category trends, consumer feedback, and other market intelligence. We launch trend-inspired, core expansion products that augment our assortment and deliver extraordinary value across price points. We also evaluate quality improvement opportunities within our product assortment, such as reformulating existing products with cleaner ingredients.
•Adjacencies. We believe that we can reapply our model to continue to launch products into adjacent product categories outside of cosmetics. For example, in October 2021, Well People launched its first product collection in the skincare category, featuring five products with dermatologist-developed formulas that support skin health and are infused with plant-powered ingredients. In May 2021, Keys Soulcare launched three product offerings in the body care category, adding to the brand's dermatologist-developed, clean and cruelty free skincare offerings.

•Collaborations & Collections. We utilize collaborations and collections to build brand awareness and showcase our brands’ abilities to connect with, surprise and delight consumers while creating buzz-generating moments. For example, in March 2022, e.l.f. Cosmetics launched a collaboration with Dunkin' on a limited edition makeup collection. We also utilize exclusive collections with our national retailers. For example, in January 2022, e.l.f. Cosmetics launched a limited edition Cookies ‘N’ Dreams collection exclusively at Walmart in the United States, at Superdrug in the United Kingdom, and at Douglas in Italy and the Netherlands.
Markets and Competition
We operate across beauty categories including face makeup, eye makeup, lip products, nail products, cosmetics sets/kits, beauty tools and accessories, facial skincare, and eye skincare products. Color cosmetics and skincare products are broadly sold through food, drug and mass channels, as well as through department stores and direct and specialty channels.

The beauty industry is relatively concentrated, with a significant portion of retail sales in the United States generated by brands owned by a few large multinational companies, such as L’Oreal, Estee Lauder, Coty, Revlon, Shiseido, Johnson & Johnson, and Procter & Gamble. These large multinational companies typically own multiple brands. In addition to the traditional brands against which we compete, small independent companies continue to enter the market with new brands and customized product offerings.

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
•International.    Our products are also sold in a number of international markets, including the United Kingdom, Canada, Australia and Germany.
Customers
Along with our direct e-commerce channels, we have strong relationships with our retail partners such as Walmart, Target, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Walmart, Target and Ulta Beauty accounted for 26%, 23% and 12%, respectively, of our net sales in the year ended March 31, 2022. No other individual customer accounted for 10% or more of our net sales in the year ended March 31, 2022. We expect that Walmart, Target and Ulta Beauty along with small number of other customers will, in the aggregate, continue to account for a large portion of our net sales in the future.
As is customary in the industry, none of our customers is under any obligation to continue purchasing products from us in the future.
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
Employees and Human Capital Management
We are led by our purpose—we stand with every eye, lip, face and paw—and our employees are at the core of our business strategy. As of March 31, 2022, we had 303 full-time employees (224 in the United States, United Kingdom and Canada, and 79 in China).
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
Encourage Self Expression: Promoting a Culture of Diversity, Equity, and Inclusion
We are committed to diversity, equity and inclusion and believe it is important that our team reflects the diverse consumers we serve. Our commitment to diversity, equity and inclusion starts at the top with a highly skilled and diverse Board of Directors. We are proud to be one of only seven public companies in the U.S. with a Board of Directors that has over 55% women and over 20% Black or African American representation (out of over 4,800 public companies).
We are proud of our workforce demographics and are committed to ensuring that appropriate levels of diversity – including but not limited to gender, race, sexual orientation, national origin, ability, and age – are represented across our entire team. We promote diversity, equity and inclusion at all levels of our workforce, and our senior leadership team owns and is responsible for our diversity, equity and inclusion initiatives and programs. We are committed to increasing the representation of women and minorities in our workforce.
The following table provides certain statistics of our team as of April 2022:

	Board of Directors	Senior Leadership(1)	All Employees(2)
Gender
Female	56%	43%	81%
Male	44%	57%	19%
Age
Gen Z and Millennial	—%	—%	65%
All Other	100%	100%	35%
Race / Ethnicity
Black or African American	22%	14%	6%
Hispanic or LatinX	—%	—%	13%
Asian	11%	29%	18%
Native American	—%	—%	—%
Two or More Races	—%	—%	6%
White	67%	57%	57%

(1)	Senior Leadership includes our Executive Officers and the Vice President, General Manager of our China operations.
(2)	Includes our employees in the United States, United Kingdom and Canada, where over 70% of our workforce is located.

We believe that to drive change there must be continuous education, learning and sharing. We offer Unconscious Bias Training and a Behaviors of Inclusion Course to all of our employees, so that our employees learn the psychology of unconscious bias and its impact at work and practice behaviors of inclusion. We host open forums with our senior leadership to share and encourage uncomfortable conversations. Additionally, we regularly host education events for our employees to lean into cultural moments, such as Black History Month; International Women’s Month; Asian American and Pacific Islander (AAPI) Heritage Month; Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ) Pride Month; and LatinX Heritage Month.
Empower Others: Supporting the Full Potential of Our Employees

Our talented employees are at the core of our business strategy. We place a high priority on attracting, recruiting, developing and retaining diverse global talent. Our benefits and programs are designed to support the total well-being and promote the full potential of our employees.
With regards to compensation, we take a “one-team” approach. All full-time employees receive a base salary, are bonus eligible under the same bonus plan tied to our financial performance, and receive an equity award. We believe this approach – which applies across all employee levels and geographies – is unique in the beauty industry and contributes to our success in hiring and retaining top talent and driving business results.
In the United States, where over 70% of our workforce is located, the benefits for our full-time employees include, among other things:

•Financial benefits, including competitive compensation as well as retirement savings plans and commuter benefits;

•Healthcare benefits including flexible spending accounts, disability and life insurance;

•Family support and flexibility benefits including up to 20 weeks of parental leave for the birth or adoption of a child as well as the placement of a foster child, as well as fertility and adoption support;

•Wellness and time off programs including an employee assistance program, access to wellness coaches and paid time off;

•Community impact programs including volunteer time off and donation matching programs;

•Education and career development programs including tuition reimbursement, high performance teamwork coaching, as well as ongoing learning and training opportunities; and

•Other benefits, such as “Pawternity Leave” for the adoption of a shelter animal.

Outside of the United States, we provide similarly competitive benefit packages to those offered to our United States employees and tailored to market-specific practices.

Embody Our Ethics: Doing the Right Thing for All People, the Planet and Our Furry Friends

All People

We proudly support human rights and individual expression and freedom. As such, we treat all employees with respect, regardless of age, gender, ethnicity, religion, abilities or sexual orientation. We also expect our suppliers and partners to observe these principles when providing products and services to us.
The Planet
We are committed to minimizing our environmental impact while providing our consumers with premium-quality beauty products. In the year ended March 31, 2022, we celebrated a significant milestone on our sustainability journey – eliminating approximately one million pounds of packaging waste since the inception of "Project Unicorn". Project Unicorn was launched in 2019 to elevate e.l.f. Cosmetics’ product assortment, presentation, and navigation on-shelf, and resulted in a significant streamlining in our product packaging footprint. The elimination of packaging waste was achieved by removing secondary cartons, vacuum formed trays and paper insert cards, slimming down secondary packaging, and designing a patented approach to display product on shelf.
Our Furry Friends
We are proud to be a 100% cruelty-free company. We do not conduct or tolerate any tests on animals, nor do we use any ingredients that are tested on animals in any of our products. Each of our brands is certified by People for the Ethical Treatment of Animals (PETA) as “Global Animal Test-Free”, a credential given to companies and brands who have verified that their own facilities and their suppliers do not conduct, commission, pay for, or allow any tests on animals for their ingredients, formulations, or finished products.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “e.l.f.,” “e.l.f. eyes lips face,” “Well People,” and “Keys Soulcare” all of which are registered or have registrations pending with the U.S. Patent and Trademark Office for our goods and services of primary interest. These trademarks are also registered or have registrations pending in various foreign countries in which we operate. We also have other trademark registrations and pending trademark applications for product names and tag lines. Our trademarks are valuable assets that reinforce the distinctiveness of our brands and our consumers’ perception of our products. In addition to trademark protection, we own U.S. Design Patents covering packaging, make-up tools and brush handle shapes and we own numerous domain names, including the domain names of our e-commerce websites. We also rely on and use commercially reasonable measures to protect our unpatented proprietary technology, which includes our expertise and product formulations, continuing innovation and other know-how to develop and maintain our competitive position.

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

In the Unites States, the Federal Food, Drug and Cosmetic Act (“FDCA”), defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance, with the exception of soap. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA; however, certain ingredients, such as color additives, must be pre-approved for the specific intended use of the product and are subject to certain restrictions on their use. If a company has not adequately substantiated the safety of its products or ingredients by, for example, performing appropriate toxicological tests or relying on already available toxicological test data, then a specific warning label is required. The FDA may, by regulation, require other warning statements on certain cosmetic products for specified hazards associated with such products. FDA regulations also prohibit or otherwise restrict the use of certain types of ingredients in cosmetic products.

In addition, the FDA requires that cosmetic labeling and claims be truthful and not misleading. Moreover, cosmetics may not be marketed or labeled for their use in treating, preventing, mitigating, or curing disease or other conditions or in affecting the structure or function of the body, as such claims would render the products to be a drug and subject to regulation as a drug. The FDA has issued warning letters to cosmetic companies alleging improper drug claims regarding their cosmetic products. In addition to FDA requirements, the FTC as well as state consumer protection laws and regulations can subject a cosmetics company to a range of requirements and theories of liability, including similar standards regarding false and misleading product claims, under which FTC or state enforcement or class-action lawsuits may be brought.

In the U.S., the FDA has not promulgated regulations establishing Good Manufacturing Practices (“GMPs”) for cosmetics. However, FDA’s draft guidance on cosmetic GMPs, most recently updated in June 2013, provides recommendations related to process documentation, recordkeeping, building and facility design, equipment maintenance and personnel, and compliance with these recommendations can reduce the risk that FDA finds such products have been rendered adulterated or misbranded in violation of applicable law. FDA also recommends that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the agency. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions, or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of products.

In addition to our cosmetic products, we also market certain non-prescription drug products, including certain products that are intended to treat acne or be used as sunscreens, which are regulated as over-the-counter (“OTC”) drug products by the FDA. Certain OTC drug products are subject to regulation pursuant to the FDA’s “monographs,” which provide rules applicable to each therapeutic category of non-prescription drug, and establishes conditions, such as active ingredients, uses (indications), doses, labeling, and testing procedures, under which an OTC drug within that particular category may be generally recognized as a safe and effective (“GRASE”), and therefore can be marketed without obtaining pre-market approval of an new drug application (“NDA”) or abbreviated new drug application (“ANDA”). To be legally marketed, among other things, OTC drug products marketed under an OTC monograph must be manufactured in compliance with the FDA’s GMP requirements for drug products, and the failure to maintain compliance with these requirements could lead to FDA enforcement action. Moreover, a failure to comply with the OTC monograph requirements could lead the FDA to determine that the drug is not GRASE, and thus is a “new drug” requiring approval in accordance with the NDA or ANDA processes, or to make changes to its manufacturing processes or product formulations or labels.

Moreover, the FTC regulates and can bring enforcement action against cosmetic companies for deceptive advertising and lack of adequate scientific substantiation for claims. The FTC requires that companies have a reasonable basis to support marketing claims. What constitutes a reasonable basis can vary depending on the strength or type of claim made, or the market in which the claim is made, but objective evidence substantiating the claim is generally required.

In the E.U., the sale of cosmetic products is regulated under the E.U. Cosmetics Regulation (EC) No 1223/2009 setting out the general regulatory framework for finished cosmetic products placed on the E.U. market. The overarching requirement is that a cosmetic product made available on the E.U. market must be safe for human health when used under normal or reasonably foreseeable conditions of use, taking account, in particular, of the following: (a) presentation including conformity with Directive 87/357/EEC regarding health and safety of consumers; (b) labelling; (c) instructions for use and disposal; (d) any other indication or information provided by the responsible person.

Generally, there is no requirement for pre-market approval of cosmetic products in the E.U. However, centralized notification of all cosmetic products placed on the E.U. market is required. Manufacturers are required to notify their products via the E.U. cosmetic products notification portal. Manufacturers are responsible for safety of their marketed finished cosmetic products, and must ensure that they undergo an appropriate scientific safety assessment before cosmetic products are sold. A special database with information on cosmetic substances and ingredients, known as CosIng, enables easy access to data on cosmetic ingredients, including legal requirements and restrictions. We rely on expert consultants for our E.U. product registrations and review of our labelling for compliance with E.U. regulation.

The E.U. Cosmetics Regulation requires the manufacture of cosmetic products to comply with GMPs, which is presumed where the manufacture is in accordance with the relevant harmonized standards. In addition, in the labelling, making available on the market and advertising of cosmetic products, text, names, trademarks, pictures and figurative or other signs must not be used to imply that these products have characteristics or functions they do not have; any product claims in labelling must be capable of being substantiated.

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
Segments
We operate our business as a single operating and reportable segment. For more information regarding segment reporting, see Note 2 Summary of significant accounting policies to our consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules” under the heading “Segment reporting.”
Geographic Information
For information regarding the geographic source of our net sales and the location of our long-lived assets, see Note 2 Summary of significant accounting policies to our consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules” under the heading “Segment reporting.” For information regarding the risks related to our non-U.S. operations, see Part I, Item 1A “Risk factors.”
Corporate Information
e.l.f. Beauty was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and we changed our name to e.l.f. Beauty, Inc. in April 2016. We completed the initial public offering of our common stock in September 2016. Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ELF." Our principal executive offices are located at 570 10th Street, Oakland, California 94607. Our telephone number is (510) 778-7787 and our investor relations website can be found at www.elfbeauty.com. e.l.f Beauty operates through its principal subsidiaries, e.l.f. Cosmetics, Inc., which conducts business under the name "e.l.f. Cosmetics" or "e.l.f.", "Keys Soulcare", and Well People, Inc., which conducts business under the name “Well People”.
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

It is difficult for us to predict the timing and scale of our competitors’ activities in these areas or whether new competitors will emerge in the beauty industry. In recent years, numerous online, “indie”, celebrity and influencer-backed beauty companies have emerged and garnered significant followings. In addition, further technological breakthroughs, including new and enhanced technologies which increase competition in the online retail market, new product offerings by competitors and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy.

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

We have a process for the development, evaluation and validation of our new product concepts. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected consequences. For example, the acceptance of new product launches and sales to our retail customers may not be as high as we anticipate, due to lack of acceptance of the products themselves or their price, or limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products or displays for new products. Sales of new products may be affected by inventory management by our retail customers, and we may experience product shortages or limitations in retail display space by our retail customers. We may also experience a decrease in sales of certain existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations or any shelf space loss. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations.

As part of our ongoing business strategy, we expect we will need to continue to introduce new products in the color cosmetics and skincare categories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and results of operations.

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

As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions or delays in shipments, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics (such as the coronavirus pandemic), border disputes, international conflict, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.

We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites and mobile applications. Interruptions, to or failures in, these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions. In addition, port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions may increase the costs to supply or transport our products or the components of our products. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. In addition, a vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailer customers and availability of products in our direct-to-consumer e-commerce channel. Such potential delays, additional transportation expenses and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

Our success depends, in part, on our ability to attract and retain key employees, including our executive officers, senior management team and operations, finance, sales and marketing personnel. The labor market in the United States and China, where most of our employees are located, is hyper competitive and attracting and retaining top talent requires significant organizational costs and attention. We are a small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a larger company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our Chief Executive Officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.

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

The outbreak of the COVID-19 pandemic has been declared a pandemic by the World Health Organization and continues to impact to the United States and other countries. Related government and private sector responsive actions, as well as changes in consumer shopping behaviors, have adversely affected, and will continue to adversely affect our business, financial condition and results of operations.

In response to the spread of the COVID-19 pandemic, international, federal, state and local governments have taken actions to, and recommended precautions to, mitigate the spread of the COVID-19 pandemic, including enforcing quarantines and warning against congregating in heavily populated areas, such as malls, shopping centers, and other retailers and adopting shelter-in-place regulations. In April 2022, for example, government officials in Shanghai implemented a strict quarantine requirement that currently remains in place and impacts our employees there, requiring them to work exclusively at-home, as well as some of our suppliers. There is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the United States and global economy and our consumers’ shopping habits. Decreased activity at our retailers could result in a decrease in sales of our products, which in turn could adversely affect our business, financial condition and results of operations.

While our suppliers and distribution centers currently remain open, there is risk that any of these facilities may become less productive or encounter disruptions due to employees at the facilities becoming infected with the COVID-19 pandemic and/or may no longer be allowed to operate based on directives from public health officials or government authorities in the United States, China or other jurisdictions.

As a result of the COVID-19 pandemic, over 60% of our personnel based in the United States are working under our hybrid model of three days in the office and two days remote. It is possible with nearly 40% of our personnel working remotely full time and the remainder of our personnel working remotely two days a week that the execution of our business plans and operations could be negatively impacted. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.

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

The uncertainty around the duration of business disruptions and the extent of the spread of the COVID-19 pandemic in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending and shopping behaviors. Any of these outcomes could have an adverse impact on our business, financial condition and results of operations.

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

As of March 31, 2022, we had a total of $97.7 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $100.0 million under our Amended Revolving Credit Facility (as defined in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence, could materially and adversely affect our business, financial condition and results of operations. In addition, as we continue to expand our business internationally, the application and implementation of existing, new or future international laws, including the introduction of non-traditional indirect taxes (such as the Plastic Packaging Tax enacted by the United Kingdom), could materially and adversely affect our business, financial condition and results of operations.

Fluctuations in currency exchange rates may negatively affect our financial condition and results of operations.

Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are Euro, British pound, Chinese Renminbi (RMB) and Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

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

Our e-commerce operations are important to our business. Our e-commerce websites and mobile applications serve as an extension of our marketing strategies by introducing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our e-commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales and damage our brands' reputation.

We must successfully maintain and upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have identified the need to significantly expand and improve our information technology systems and personnel to support expected future growth. As such, we are in process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.
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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of March 31, 2022, we had 79 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

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

The ongoing conflict between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

•blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication SWIFT payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;

•blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and

•blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. We do not sell our products in Russia and to date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and results of operations.

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

In the United States, with the exception of color additives, the FDA does not currently require pre-market approval for products intended to be sold as cosmetics. However, the FDA may in the future require pre-market approval, clearance or registration/notification of cosmetic products, establishments or manufacturing facilities. Moreover, such products could also be regulated as both drugs and cosmetics simultaneously, as the categories are not mutually exclusive. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. For example, if any of our products intended to be sold as cosmetics were to be regulated as drugs, we might be required to conduct, among other things, clinical trials to demonstrate the safety and efficacy of these products. We may not have sufficient resources to conduct any required clinical trials or to ensure compliance with the manufacturing requirements applicable to drugs. If the FDA determines that any of our products intended to be sold as cosmetics should be classified and regulated as drug products and we are unable to comply with applicable drug requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace.

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

Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, in recent years, certain lawmakers have proposed giving the FDA additional authority to regulate cosmetics and their ingredients. This increased authority could require the FDA to impose increased testing and manufacturing requirements on cosmetic manufacturers or cosmetics or their ingredients before they may be marketed. We are unable to ascertain what, if any, impact any increased statutory or regulatory requirements may have on our business.

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

Our facilities and those of our third-party manufacturers are subject to regulation under the FDCA and FDA implementing regulations. The FDA may inspect all of our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with provisions of the FDCA and FDA regulations. In addition, third-party manufacturer’s facilities for manufacturing OTC drug products must comply with the FDA’s current good manufacturing practices (“cGMP”) requirements for drug products that require us and our manufacturers to maintain, among other things, good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.

Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations. If the FDA finds a violation of cGMPs, it may enjoin our manufacturer’s operations, seize product, restrict importation of goods, and impose administrative, civil or criminal penalties. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective actions, including suspending manufacturing operations, changing product formulations, suspending sales, or initiating product recalls. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to ensure they are qualified and in compliance. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to European Union and United Kingdom ("UK") rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the US. In addition, on June 4, 2021, the European Commission published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022. We may be required to implement the revised standard contractual clauses in relation to various business arrangements within the relevant time frames, which could increase our compliance costs and adversely affect our business. The United Kingdom’s Information Commissioner’s Office has also published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR, in relation to relevant existing contracts and certain additional contracts and vendor and/or customer arrangements, within the relevant time frames. These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to the US. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business and could harm our business, financial condition and results of operations.

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

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. Consent is strictly defined, and includes a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive may be replaced across the EU (but not directly in the UK) by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies, web beacons and similar technology. These decisions and guidance, as well as the implementation of the ePrivacy Regulation, could affect our ability to use our consumer’s data for personalized advertising, and alter our ability to place advertisements across social media and the web. Furthermore, the current European Union member states’ and the UK local guidance has significantly increased the risk of penalties for breach of the GDPR, the UK GDPR, and law implementing the ePrivacy Directive. If regulators start to enforce the strict approach outlined in recent guidance, this could lead to substantial costs, require significant systems changes, broader restrictions on the way we market our products on a global basis and increase our risk of regulatory oversight our ability to reach our consumers, and our capability to provide our consumers with personalized services and experiences.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, social media marketing, third-party cookies, web beacons and similar technology for online behavioral advertising and gift cards. It is not clear how existing laws governing issues such as property ownership, sales taxes and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our consumer base may be adversely affected, and we may not be able to maintain or grow our net sales and expand our business as anticipated.

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

We sell products for human use. Our products intended for use as cosmetics or skincare are not generally subject to pre-market approval or registration processes, so we cannot rely upon a government safety panel to qualify or approve our products for use. A product may be safe for the general population when used as directed but could cause an adverse reaction for a person who has a health condition or allergies, or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported adverse reactions, previously unknown adverse reactions could occur. If we discover that any of our products are causing adverse reactions, we could suffer adverse publicity or regulatory/government sanctions.

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

In addition, plaintiffs in the past have received substantial damage awards from other cosmetic and drug companies based upon claims for injuries allegedly caused by the use of their products. Although we currently maintain general liability insurance, any claims brought against us may be subject to policy exclusions or exceed our existing or future insurance policy coverage or limits. Any judgment against us that is not covered or in excess of our policy coverage or limits would have to be paid from our cash reserves, which would reduce our capital resources. In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits.

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

Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights, trade secrets and other proprietary rights of others. We cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. From time to time we receive allegations of intellectual property infringement and third parties have filed claims against us with allegations of intellectual property infringement. In addition, third parties may involve us in intellectual property disputes as part of a business model or strategy to gain competitive advantage.

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

We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our e-commerce websites and mobile applications. Negative commentary or false statements regarding us or our products may be posted on our e-commerce websites, mobile applications, or social media platforms and may be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our e-commerce websites and mobile applications. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act ("CDA") and Digital Millennium Copyright Act ("DMCA") generally protect online service providers from claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Furthermore, climate change and other ESG-related legislation and regulation is being implemented across the world, including in the U.S., and any such legislation or regulation may impose additional compliance burdens on us and on third parties in our value chain, which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products.

We take into consideration the expected impact of ESG matters on the sustainability of our business over time and the potential impact of our business on society and the environment. However, in light of investors’ increased focus on ESG matters, and in light of increased and evolving legislation and regulation regarding ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our customers’ or society’s expectations as to our proper role. If we fail to meet the ESG values, standards and metrics that we set for ourselves, or our articulated public benefit purposes, or fail to align to regulatory or market expectations or standards regarding such matters, we may experience negative publicity and a loss of customers as a result, which will adversely affect our business, financial condition, and results of operations.

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

We had approximately 197.7 million shares of common stock authorized but unissued and 52,272,764 shares of common stock outstanding as of May 18, 2022. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

Even if an active trading market is sustained, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets often experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, changes in consumer preferences or beauty trends, announcements of new products or significant price reductions by our competitors, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about our industry, the level of success of releases of new products and in response the market price of shares of our common stock could decrease significantly.

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

The holders of up to 3,656,711 shares of our common stock, or approximately 7% of our outstanding common stock based on shares outstanding as of May 18, 2022, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares.

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
Item 1B. Unresolved staff comments.
None.
Item 2. Properties.
Our principal executive offices are located in Oakland, California. We also occupy offices and distribution centers in the United States and abroad, as indicated blow.

Location/Facility	Leased/Owned	Use
Oakland, California	Leased	Corporate headquarters
New York, New York	Leased	Corporate offices
Los Angeles, California	Leased	Corporate offices
Fairfield, New Jersey	Leased	Corporate offices
Shanghai, China	Leased	Corporate offices
Ontario, California	Leased	Distribution
Rancho Cucamonga, California	Leased	Manufacturing (1)

(1)
The Company closed its manufacturing plant during the fourth quarter of the year ended March 31, 2021. See Note 15 Restructuring and other related costs to consolidated financial statements in Part IV, Item 13. “Exhibits, financial statement schedules” under the heading “2021 Restructuring Plan.”

We also use a distribution center located in Columbus, Ohio that is operated by a third-party.
Our properties total an aggregate of approximately 39,894 square feet of commercial space, approximately 25,350 square feet for manufacturing and approximately 257,515 square feet of commercial space for our distribution center.
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
Market information for common stock.
Our common stock began trading on the NYSE under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. On May 18, 2022, the closing price for our common stock as reported by the NYSE was $21.62.
Holders of record
As of May 18, 2022, the approximate number of common stockholders of record was 15. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
There were no dividends declared or paid during the year ended March 31, 2022. Since our initial public offering on September 21, 2016, we have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Amended Credit Agreement limits our ability to pay dividends to our stockholders.
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
The following graph compares the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the 5-year period covering March 31, 2017, through March 31, 2022. The graph assumes an investment of $100 made at the closing of trading on March 31, 2017 in (i) our common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

Total Cumulative Stockholder Return
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
Period Ended
e.l.f. Beauty, Inc.
S&P 500 Index
S&P Consumer Discretionary Index

$100 investment in stock or index	3/31/17	6/30/17	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18
e.l.f. Beauty, Inc. (ELF)	$100.00	$96.32	$79.82	$78.97	$68.57	$53.95	$45.06
S&P 500 Index (GSPC)	$100.00	$102.74	$106.81	$113.34	$111.96	$115.24	$123.53
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$102.78	$103.65	$113.88	$117.40	$126.99	$137.38

$100 investment in stock or index	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20	6/30/20
e.l.f. Beauty, Inc. (ELF)	$30.65	$37.52	$49.91	$61.98	$57.10	$34.83	$67.50
S&P 500 Index (GSPC)	$106.27	$120.16	$124.71	$126.20	$136.96	$109.57	$131.43
S&P 500 Consumer Discretionary Index (S5COND)	$114.83	$132.88	$139.90	$140.62	$146.91	$118.57	$157.52

$100 investment in stock or index	9/30/20	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22
e.l.f. Beauty, Inc. (ELF)	$65.03	$89.17	$94.97	$96.07	$102.83	$117.56	$91.43
S&P 500 Index (GSPC)	$142.57	$159.23	$168.43	$182.19	$182.61	$202.06	$192.06
S&P 500 Consumer Discretionary Index (S5COND)	$181.25	$195.83	$201.91	$215.94	$215.95	$243.67	$221.67
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

We did not repurchase any shares during the three months ended March 31, 2022, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of March 31, 2022.
Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
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

COVID-19 Pandemic
The beauty industry and our business were impacted in the years ended March 31, 2022 and March 31, 2021 by the COVID-19 pandemic. There could be continued impact on the industry and our business results until consumers return to normal shopping patterns and quarantine and/or social gathering restrictions are removed. In addition, a current vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailers and availability of products in our direct-to-consumer e-commerce channel or could increase our shipping costs. Such potential delays and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Throughout the COVID-19 pandemic we have focused on the following areas to address the impact on our business: supporting the health and safety of our employees and community; minimizing disruption to the supply chain; and keeping adequate levels of liquidity and flexibility within our credit facility.
Tariffs
Tariffs have impacted the majority of products that we import from China to the United States. We have taken various steps to help mitigate the impact of tariffs including price increases, negotiating lower prices with our suppliers in China, and exploring potential new suppliers outside of China.
Components of our results of operations and trends affecting our business
Net sales
We develop, market and sell beauty products under the e.l.f. Cosmetics, e.l.f. SKIN, Well People and Keys Soulcare brands. Our net sales are derived from sales of these beauty products, net of provisions for sales discounts and allowances, product returns, markdowns and price adjustments.
Year over year changes in net sales is driven by a number of factors, including color cosmetics and skincare category performance, levels of consumer spending, and our ability to drive awareness of and demand for our products. Within our existing retailer accounts, we are able to drive growth by increasing sales per linear foot supported by marketing investments and continued innovation, as well as through expanding space and door penetration. While we have distribution with a number of key retail accounts, we expect to continue to grow through improved sales per linear foot in our existing space, expanded space allocation with our current retail accounts, as well as adding new retail customers.

Our business faces challenges and uncertainties, including our ability to introduce new products that will appeal to a broad consumer base, our ability to service demand, the ability of our major retail customers to drive traffic and keep products in stock, our ability to continue to grow our customer base and competitive threats from other beauty companies.

Our largest three customers, Walmart, Target and Ulta Beauty, accounted for 26%, 23% and 12%, respectively, of our net sales in the year ended March 31, 2022. No other individual customer accounted for 10% or more of our net sales in the year ended March 31, 2022. National and international retailers comprised 90% of our net sales. The remaining 10% came from our direct-to-consumer e-commerce channels in the year ended March 31, 2022.
The primary market for our products is in the United States, which accounted for 89% of our net sales in the year ended March 31, 2022. The remaining 11% was attributable to international markets, primarily Canada and the United Kingdom.
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
Historically, we have improved our gross margin largely through changes in our product mix, pricing, purchasing efficiencies and cost reductions in our supply chain. Other drivers of changes in gross margin include fluctuations in exchange rates, changes in customer mix, and changes in the balance of reserves for excess and obsolete inventory, among other things, which may offset the benefit of changes in product mix, pricing, purchasing efficiencies and cost reductions.
Selling, general and administrative
Our selling, general and administrative (“SG&A”) expenses primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and stock based compensation, marketing and digital expenses, warehousing and distribution costs, costs related to merchandising, depreciation of property and equipment, amortization of retail product displays and amortization of intangible assets. See “Critical Accounting Policies and Estimates stock based Compensation” below for more detail regarding stock based compensation.
Interest expense, net
Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 8 to the Notes to consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules”.
Other income (expense), net
We are exposed to periodic currency fluctuations given our purchasing and selling activities in various countries. Other income (expense), net is primarily related to foreign exchange rate movements.

Income tax (provision) benefit
The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes and certain permanent tax adjustments. Our effective tax rate will change from period to period based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax audit settlements, the interaction of various tax strategies and the impact of permanent tax adjustments, such as those related to stock based compensation.
Net income
Our net income for future periods will be affected by the various factors described above.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented.

	Year ended March 31,
	2022	2021	2020
Net sales	$392,155	$318,110	$282,851
Cost of sales	140,423	111,912	101,728
Gross profit	251,732	206,198	181,123
Selling, general and administrative expenses	221,912	194,157	157,155
Restructuring expense (income)	50	2,641	(5,982)
Operating income	29,770	9,400	29,950
Other (expense) income, net	(1,438)	(1,620)	426
Interest expense, net	(2,441)	(4,090)	(6,307)
Loss on extinguishment of debt	(460)	—	—
Income before provision for income taxes	25,431	3,690	24,069
Income tax (provision) benefit	(3,661)	2,542	(6,185)
Net income	$21,770	$6,232	$17,884
Comprehensive income	$21,770	$6,232	$17,884

	Year ended March 31,
(percentage of net sales)	2022	2021	2020
Net sales	100%	100%	100%
Cost of sales	36%	35%	36%
Gross profit	64%	65%	64%
Selling, general and administrative expenses	57%	61%	56%
Restructuring expense (income)	—%	1%	(2)%
Operating income	8%	3%	11%
Other (expense) income, net	—%	(1)%	—%
Interest expense, net	(1)%	(1)%	(2)%
Loss on extinguishment of debt	—%	—%	—%
Income before provision for income taxes	6%	1%	9%
Income tax (provision) benefit	(1)%	1%	(2)%
Net income	6%	2%	6%
Comprehensive income	6%	2%	6%
Comparison of the year ended March 31, 2022 to the year ended March 31, 2021
Net sales
Net sales increased $74.0 million, or 23%, to $392.2 million in the year ended March 31, 2022, from $318.1 million in the year ended March 31, 2021. The increase was driven primarily by strength in our national and international retailers. Net sales increased $76.8 million, or 28%, in our retailer channels, offset by a decrease of $2.8 million, or 6%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $59.4 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $14.6 million increase in net sales as compared to the year ended March 31, 2021.

Gross profit
Gross profit increased $45.5 million, or 22%, to $251.7 million in the year ended March 31, 2022, compared to $206.2 million in the year ended March 31, 2021. Gross margin decreased from 65% in the year ended March 31, 2021 to 64% in the year ended March 31, 2022. Increased volume accounted for approximately $48.0 million of the increase in gross profit, offset by a $2.5 million decline related to the decrease in gross margin rate. The decrease in gross margin rate was primarily driven by unfavorable foreign exchange rates and elevated transportation costs. These items were partially offset by price increases, cost savings and margin accretive mix.

Selling, general and administrative expenses
SG&A expenses were $221.9 million in the year ended March 31, 2022, an increase of $27.8 million, or 14%, from $194.2 million in the year ended March 31, 2021. SG&A expenses as a percentage of net sales decreased to 57% for the year ended March 31, 2022 from 61% in the year ended March 31, 2021. The increase on a dollar basis was primarily related to increased marketing and digital spend of $15.1 million along with increased compensation and benefits of $5.7 million and increased software subscription costs of $2.8 million.

Restructuring expense
Restructuring expenses were $50 thousand in the year ended March 31, 2022. See Note 13 Restructuring and other related costs to consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules” for further details.
Other expense, net
Other expense, net was $1.4 million of expense in the year ended March 31, 2022, as compared to $1.6 million of expense in the year ended March 31, 2021. The change was primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense decreased $1.6 million, or 40%, to $2.4 million in the year ended March 31, 2022, as compared to $4.1 million in the year ended March 31, 2021. This decrease was due to a reduction in our long-term debt as well as a decline in interest rates.
Income tax (provision) benefit
The provision for income taxes increased from a benefit of $2.5 million, or an effective tax rate of (69)%, for the year ended March 31, 2021, to an expense of $3.7 million, or an effective tax rate of 14%, for the year ended March 31, 2022. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $21.7 million. One-time tax benefits related to stock based compensation were consistent between periods.
Comparison of the year ended March 31, 2021 to the year ended March 31, 2020
Net sales
Net sales increased $35.3 million, or 12%, to $318.1 million in the year ended March 31, 2021, from $282.9 million in the year ended March 31, 2020. The increase was driven by strength in e-commerce, international, and our national retailers. Net sales increased $18.1 million, or 7% in our retailer channels and $17.0 million, or 64% in our e-commerce channels. From a price and volume perspective, a higher average item price within retailer and e-commerce orders substantially drove the $35.3 million dollar increase in net sales while volume remained flat as compared to the year ended March 31, 2020.

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
Other expense, net
Other expense, net was $1.6 million of expense in the year ended March 31, 2021, as compared to $0.4 million of income in the year ended March 31, 2020. The change was primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense decreased $2.2 million, or 35%, to $4.1 million in the year ended March 31, 2021, as compared to $6.3 million in the year ended March 31, 2020. This decrease was due to a reduction in our long-term debt as well as a decline in interest rates.
Income tax benefit (provision)
The provision for income taxes decreased from an expense of $6.2 million, or an effective tax rate of 26%, for the year ended March 31, 2020, to a benefit of $2.5 million, or an effective tax rate of (69)%, for the year ended March 31, 2021. The change in the provision for income taxes was primarily driven by a decrease in income before taxes of $20.4 million and an increase in one-time tax benefits of $3.7 million, primarily related to stock based compensation.
Financial condition, liquidity and capital resources
Overview
As of March 31, 2022, we held $43.4 million of cash and cash equivalents. In addition, as of March 31, 2022, we had borrowing capacity of $100.0 million under the Amended Revolving Credit Facility.
Our primary cash needs are for capital expenditures, retail product displays and working capital. Capital expenditures typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities, and expansion within or to additional retailer store locations. We expect to fund ongoing capital expenditures from existing cash on hand, cash generated from operations and, if necessary, draws on the Amended Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of March 31, 2022, we had working capital, excluding cash, of $84.7 million, compared to $39.0 million as of March 31, 2021. Working capital, excluding cash and debt, was $90.4 million and $55.3 million as of March 31, 2022 and March 31, 2021, respectively.
We believe that our operating cash flow, cash on hand and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. If necessary, we can borrow funds under the Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part I, Item 1A “Risk factors”. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide innovative products to our consumers and manage production and our supply chain.
Cash flows

	Year ended March 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$19,513	$29,475	$44,313
Investing activities	(4,818)	(6,474)	(35,345)
Financing activities	(29,110)	(11,400)	(16,675)
Net (decrease) increase in cash:	$(14,415)	$11,601	$(7,707)
Cash provided by operating activities
For the year ended March 31, 2022, net cash provided by operating activities was $19.5 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $66.2 million and an increase in net working capital of $46.7 million. The increase in net working capital was driven by a $5.6 million increase in accounts receivable, a $27.7 million increase in inventory, a $10.6 million increase in prepaid and other assets and a $1.5 million increase of accounts payable and accrued expenses, partially offset by a $4.4 million decrease of other liabilities.
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
Cash used in investing activities
For the year ended March 31, 2022, net cash used in investing activities was $4.8 million, which was primarily driven by capital expenditures related to new customer fixture programs.
For the year ended March 31, 2021, net cash used in investing activities was $6.5 million, which was primarily driven by capital expenditures related to new customer fixture programs.
For the year ended March 31, 2020, net cash used in investing activities was $35.3 million. This includes $25.9 million paid for the acquisition of Well People, Inc. and capital expenditures of $9.4 million.
Cash used in financing activities
For the year ended March 31, 2022, net cash used in financing activities was $29.1 million, driven by $54.5 million of repayment of the revolving line of credit and the term loan facility, and $25.6 million of cash received from net of proceeds from the amended revolving line of credit and the Amended term loan facility.

For the year ended March 31, 2021, net cash used in financing activities was $11.4 million, driven by $11.8 million in mandatory principal payments under the prior term loan facility. This was partially offset by $1.5 million of proceeds from the exercise of options to purchase common stock.
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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of March 31, 2022 was $100.0 million.

Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of December 31, 2021 for the Amended Term Loan Facility was approximately 2.3%.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of March 31, 2022, we were in compliance with all financial covenants under the Amended Credit Agreement.
Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.
Critical accounting policies and estimates
Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the Note 2 to consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules”, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.
Revenue recognition
We recognize revenue when control of promised goods or services is transferred to a customer in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Control of the substantial majority of the products that we sell is transferred at a point in time. Factors that determine the specific point in time a customer obtains control and a performance obligation is satisfied are when we have a present right to payment for the goods, whether the customer has physical possession and title to the goods, and whether significant risks and rewards of ownership have transferred. Delivery is typically considered to have occurred at the time the title and risk of loss passes to the customer.
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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment, retail product displays, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded on long-lived assets during the years ended March 31, 2022 or March 31, 2021.
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
We have selected October 1 as the date on which to perform our annual impairment tests. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill or indefinite-lived intangible assets has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the years ended March 31, 2022 or March 31, 2021.
Stock based compensation
Stock based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for all awards that vest. We estimate the fair value of employee stock based payment awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. We estimate the fair value of employee stock based payment awards subject to market conditions on the date of grant using a Monte Carlo simulation model.
We recognize compensation expense for awards with only a service condition on a straight-line basis over the requisite service period, which is generally the award’s vesting period. Compensation expense for employee stock based awards whose vesting is subject to the fulfillment of both a market condition and the occurrence of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable. We account for forfeitures as they occur.
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

New accounting pronouncements
See Note 2 Summary of significant accounting policies to the Notes to consolidated financial statements in Part IV, Item 15. “Exhibits, Financial Statement Schedules” for information regarding new accounting pronouncements.
We comply with any new or revised accounting standards on the relevant dates on which adoption of such standards is required for publicly traded companies that are not emerging growth companies.
Item 7A. Quantitative and qualitative disclosures about market risk.
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and foreign exchange.
Interest rate risk
We had cash, cash equivalents of $43.4 million and $57.8 million as of March 31, 2022 and March 31, 2021, respectively. Our cash and cash equivalents consist of cash and money market funds, which are highly liquid and, as such, are not sensitive to interest rate risk.
We are exposed to changes in interest rates because the indebtedness incurred under the Amended Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our Amended Credit Facility; however, they do affect the amount of our interest payments. A hypothetical 1% increase or decrease of interest rates would result in a decrease or increase, respectively, in interest expense on an annualized basis of approximately $1.0 million as of March 31, 2022.
Foreign exchange risk
We are exposed to foreign exchange risk as we sell product into Canada, the United Kingdom, Europe and other smaller international markets. We also have exposure to the Chinese Renminbi as we source nearly all our products from China. We do not have an active hedging program, and all of our legacy exchange rate forward contracts matured in 2016. We neither used these foreign currency forward contracts for trading purposes nor did we follow hedge accounting, and therefore the periodic impact of these legacy hedging activities was calculated on a mark-to-market basis. Accordingly, the foreign currency forward contracts were carried at their fair value either as an asset or liability on the consolidated balance sheet with changes in fair value being recorded in other income (expense), net in our consolidated statements of operations.
Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB as compared to the US dollar, our cost of sales and net income would be adversely affected by approximately $14.5 million for the year ended March 31, 2022.

Item 8. Financial statements and supplementary data.
The following consolidated financial statements are incorporated by reference herein:
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.
None.
Item 9A. Controls and procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of March 31, 2022, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on the design and operating effectiveness of our controls.

Section 302 and 906 Certification

The required certification of our Chief Executive Officer and Chief Financial Officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report (See Exhibits 31 and 32 under Part IV, Item 15. "Exhibits, Financial Statement Schedules").

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated May 26, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Francisco, California
May 26, 2022

Item 9B. Other information.
None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.

None.

PART III
Item 10. Directors, executive officers and corporate governance.
The information required by this Part III, Item 10 is incorporated by reference to the sections entitled “Our Board of Directors”, “Our Executive Officers", and “Corporate Governance Materials (or similar titles) that will be contained in our Definitive Proxy Statement relating to our 2022 annual meeting of stockholders (our “Proxy Statement”). Our Proxy Statement will be filed with the SEC within 120 days of March 31, 2022.
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
The information required by this Part III, Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Our Board of Director” (or similar titles) that will be contained in the Proxy Statement.
Item 14. Principal accounting fees and services.
The information required by this Part III, Item 14 is incorporated by reference to the section entitled “Audit Matters” (or a similar title) that will be contained in the Proxy Statement.

PART IV
Item 15. Exhibits, financial statement schedules.
(a) The following documents are filed as part of this Annual Report:
1.Consolidated financial statements:
Reference is made to the Index to Consolidated Financial Statements on page 60 hereof, which is incorporated by reference herein.
2.Financial statement schedules:
All schedules are omitted because the required information is either not present, not present in material amounts or presented within our consolidated financial statements and notes thereto beginning on page 68 hereof and are incorporated herein by reference.
3.Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated January 31, 2014, by and among e.l.f. Beauty, Inc. and certain stockholders party thereto.		S-1	4.2	333-213333	8/26/2016

4.3	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

4.4	Description of Capital Stock		10-K	4.4	001-37873	5/27/2021

10.1 (a)	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.1 (b)	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.1 (c)	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.1 (d)	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.1 (e)	Amended and Restated Lease Agreement, dated June 19, 2019, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)		10-Q	10.1	001-37873	8/8/2019

10.2(a)	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

10.2(b)	First Amendment to Lease, dated August 24, 2020, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc.		10-Q	10.1	001-37873	2/4/2021

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.3 (a)	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.3 (b)	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/28/2017

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

			10-K	10.8(b)	001-37873	5/28/2020

10.3(d)	Third Amendment to Credit Agreement, dated as of April 8, 2020, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., W3ll People, Inc., J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	4/9/2020

10.4	Amended and Restated Credit Agreement, dated April 30, 2021, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	5/4/2020

10.5 (a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.12	333-213333	8/26/2016

10.5 (b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.		10-K	10.7(b)	001-37873	3/15/2017

10.5 (c)#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.13	333-213333	8/26/2016

10.6 (a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.16	333-213333	9/12/2016

10.6 (b)#	Amendment to the e.l.f. Beauty, Inc. 2016 Equity Incentive Award Plan		8-K	10.2	001-37873	7/2/2020

10.6 (c)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.17	333-213333	9/12/2016

10.6 (d)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.27	333-213333	9/12/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.6 (e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-37873	3/15/2017

10.6 (f)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.12(e)	001-37873	3/15/2017

10.6 (g)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.1	001-37873	5/27/2021

10.6 (h)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.2	001-37873	5/27/2021

10.7#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

10.8#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Tarang Amin, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.16	001-37873	2/28/2019

10.9#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Scott Milsten, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.17	001-37873	2/28/2019

10.10#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Richard Baruch, Jr., e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.18	001-37873	2/28/2019

10.11#	Employment Agreement, dated as of February 1, 2019, between Kory Marchisotto, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	5/9/2019

10.12#	Employment Agreement, dated as of March 15, 2019, between Mandy Fields, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		8-K	10.1	001-37873	3/21/2019

10.13#	Employment Agreement, dated as of November 25, 2019, between Josh Franks, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	2/6/2020

10.14#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.15#	Amended and Restated Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	11/7/2019

10.16#	Cooperation Agreement, dated as of July 1, 2020, by and between e.l.f. Beauty, Inc., Marathon Partners Equity Management, LLC, Marathon Partners L.P., Marathon Focus Fund L.P., Marathon Partners LUX Fund, L.P., Cibelli Research & Management, LLC and Mario Cibelli.		8-K	10.1	001-37873	7/2/2020

10.17	List of Significant Subsidiaries of e.l.f. Beauty, Inc.		10-K	21.1	001-37873	5/27/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

e.l.f. Beauty, Inc.

May 26, 2022	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

May 26, 2022	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tarang P. Amin, Mandy Fields and Scott K. Milsten and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2022
Tarang P. Amin

/s/ Mandy Fields	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2022
Mandy Fields

/s/ Lori A. Keith	Director	May 26, 2022
Lori A. Keith

/s/ Lauren Cooks Levitan	Director	May 26, 2022
Lauren Cooks Levitan

/s/ Kenny Mitchell	Director	May 26, 2022
Kenny Mitchell

/s/ Richelle P. Parham	Director	May 26, 2022
Richelle P. Parham

/s/ Kirk L. Perry	Director	May 26, 2022
Kirk L. Perry

/s/ Beth M. Pritchard	Director	May 26, 2022
Beth M. Pritchard

/s/ Maureen C. Watson	Director	May 26, 2022
Maureen C. Watson

/s/ Richard G. Wolford	Director	May 26, 2022
Richard G. Wolford

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition—Provision for Customer Incentives and Allowances— Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company offers various incentives to customers such as sales discounts, markdown support and other incentives and allowances, which give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected amount or the most likely amount, depending on the nature of the variability. The Company regularly reviews and revises, when deemed necessary, its estimates of variable consideration based on both customer-specific expectations as well as historical rates of realization. A provision for customer incentives and allowances is included on the consolidated balance sheet, net against accounts receivable. The provision for customer incentives and allowances was $16.3 million and $11.9 million as of March 31, 2022 and March 31, 2021, respectively.

Auditing the Company’s provision for customer incentives and allowances was complex and judgmental as the provision for customer incentives and allowances is determined based on significant management estimates. Changes in these estimates can have a material impact on revenue recognized. Additionally, given the subjectivity of estimating the provision for customer incentives and allowances, performing audit procedures to evaluate whether the provision for customer incentives and allowances is appropriately recorded required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s provision of unclaimed customer incentives and allowances included the following, among others:

· We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s provision of unclaimed customer incentives and allowances, including controls over management’s review of the significant assumptions, such as the historical rate of customer deductions and management’s review of the completeness and accuracy of the data used.

· We tested customer deduction data underlying the estimate to validate the nature, timing, and amount of deductions taken.

· We evaluated the Company’s historical ability to accurately estimate its provision by performing a retrospective analysis on the prior period reserve, based on current period deductions.

· We evaluated period-over-period comparisons of the Company’s provision for customer incentives and allowances and deductions claimed by customers by allowance type to identify unusual trends.

· We evaluated management’s methodologies and tested the significant assumptions used by the Company to calculate the provision for customer incentives and allowances and verified they were in agreement with the terms of underlying customer contracts.

/s/ Deloitte & Touche LLP

San Francisco, California
May 26, 2022

We have served as the Company's auditor since 2014.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated balance sheets
(in thousands, except share and per share data)

	March 31, 2022	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$43,353	$57,768
Accounts receivable, net	45,567	40,185
Inventory, net	84,498	56,810
Prepaid expenses and other current assets	19,611	15,381
Total current assets	193,029	170,144
Property and equipment, net	10,577	13,770
Intangible assets, net	86,163	94,286
Goodwill	171,620	171,620
Investments	2,875	2,875
Other assets	30,368	34,698
Total assets	$494,632	$487,393

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,786	$16,281
Accounts payable	19,227	15,699
Accrued expenses and other current liabilities	40,004	41,351
Total current liabilities	65,017	73,331
Long-term debt and finance lease obligations	91,080	110,255
Deferred tax liabilities	9,593	13,479
Long-term operating lease obligations	15,744	20,084
Other long-term liabilities	769	598
Total liabilities	182,203	217,747

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of March 31, 2022 and March 31, 2021; 52,243,764 and 51,590,830 shares issued and outstanding as of March 31, 2022 and March 31, 2021, respectively	515	504
Additional paid-in capital	795,443	774,441
Accumulated deficit	(483,529)	(505,299)
Total stockholders' equity	312,429	269,646
Total liabilities and stockholders' equity	$494,632	$487,393
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income
(in thousands, except share and per share data)

	Year ended March 31,
	2022	2021	2020
Net sales	$392,155	$318,110	$282,851
Cost of sales	140,423	111,912	101,728
Gross profit	251,732	206,198	181,123
Selling, general and administrative expenses	221,912	194,157	157,155
Restructuring expense (income)	50	2,641	(5,982)
Operating income	29,770	9,400	29,950
Other (expense) income, net	(1,438)	(1,620)	426
Interest expense, net	(2,441)	(4,090)	(6,307)
Loss on extinguishment of debt	(460)	—	—
Income before provision for income taxes	25,431	3,690	24,069
Income tax (provision) benefit	(3,661)	2,542	(6,185)
Net income	$21,770	$6,232	$17,884
Comprehensive income	$21,770	$6,232	$17,884
Net income per share:
Basic	$0.43	$0.13	$0.37
Diluted	$0.41	$0.12	$0.35
Weighted average shares outstanding:
Basic	50,940,808	49,377,410	48,498,813
Diluted	53,654,303	51,994,145	50,817,143
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of stockholders’ equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2019	48,288,720	$483	$744,147	$(529,415)	$215,215
Net income	—	—	—	17,884	17,884
Stock based compensation	—	—	15,488	—	15,488
Exercise of stock options and vesting of restricted stock	1,150,490	12	1,476	—	1,488
Repurchase of common stock	(564,468)	(6)	(7,898)	—	(7,904)
Balance as of March 31, 2020	48,874,742	489	753,213	(511,531)	242,171
Net income	—	—	—	6,232	6,232
Stock based compensation	—	—	19,493	—	19,493
Exercise of stock options and vesting of restricted stock	1,525,768	15	1,735	—	1,750
Balance as of March 31, 2021	50,400,510	504	774,441	(505,299)	269,646
Net income	—	—	—	21,770	21,770
Stock based compensation	—	—	19,336	—	19,336
Exercise of stock options and vesting of restricted stock	1,123,797	11	1,666	—	1,677
Balance as of March 31, 2022	51,524,307	$515	$795,443	$(483,529)	$312,429
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of cash flows
(in thousands)

	Year ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$21,770	$6,232	$17,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,083	25,179	22,843
Restructuring expense (income)	50	2,641	(5,982)
Stock based compensation expense	19,646	19,682	15,488
Amortization of debt issuance costs and discount on debt	394	847	747
Deferred income taxes	(3,701)	(8,584)	2,443
Loss on extinguishment of debt	460	—	—
Other, net	496	383	873
Changes in operating assets and liabilities:
Accounts receivable	(5,597)	(10,529)	2,504
Inventories	(27,655)	(10,937)	(435)
Prepaid expenses and other assets	(10,555)	(9,659)	(6,500)
Accounts payable and accrued expenses	1,498	17,472	5,962
Other liabilities	(4,376)	(3,252)	(11,514)
Net cash provided by operating activities	19,513	29,475	44,313

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(25,923)
Purchase of property and equipment	(4,818)	(6,474)	(9,422)
Net cash used in investing activities	(4,818)	(6,474)	(35,345)

Cash flows from financing activities:
Proceeds from revolving line of credit	26,480	20,000	—
Repayment of revolving line of credit	(26,480)	(20,000)	—
Proceeds from long-term debt	25,581	—	—
Repayment of long-term debt	(54,525)	(11,756)	(9,488)
Debt issuance costs paid	(1,064)	(334)	—
Repurchase of common stock	—	—	(7,904)
Cash received from issuance of common stock	1,677	1,503	1,488
Other, net	(779)	(813)	(771)
Net cash used in financing activities	(29,110)	(11,400)	(16,675)

Net (decrease) increase in cash and cash equivalents	(14,415)	11,601	(7,707)
Cash and cash equivalents - beginning of period	57,768	46,167	53,874
Cash and cash equivalents - end of period	$43,353	$57,768	$46,167

	Year ended March 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,762	$3,018	$6,302
Cash paid for income taxes, net of refunds	7,573	2,301	5,604
Cash paid for interest on finance leases	63	137	179
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$390	$359	$1,132
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
Note 2—Summary of significant accounting policies
Basis of presentation and fiscal year end change
The consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and all intercompany balances and transactions have been eliminated in consolidation.
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
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. The Company recorded an allowance for doubtful accounts of $0.1 million and $0.2 million as of March 31, 2022 and March 31, 2021, respectively. The Company recorded a reserve for sales adjustments of $16.3 million and $11.9 million as of March 31, 2022 and March 31, 2021, respectively, which is also presented as a reduction to accounts receivable. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.
Concentrations of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents including money market funds. Although the Company deposits its cash with creditworthy financial institutions, its deposits, at times, may exceed federally insured limits. To date, the Company has not experienced any losses on its cash deposits. The Company performs credit evaluations of its customers and the risk with respect to trade receivables is further mitigated by the short duration of customer payment terms and the pedigree of the customer base.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
During the years ended March 31, 2022, March 31, 2021 and March 31, 2020, three customers individually accounted for greater than 10% of the Company’s net sales as disclosed below:

	Year ended March 31,
	2022	2021	2020
Walmart	26%	26%	31%
Target	23%	22%	22%
Ulta Beauty	12%	*	*
* Net sales from customer comprised less than 10% of net sales in the periods indicated.
Customers that individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods as of March 31, 2022 and March 31, 2021, respectively, are as presented:

	March 31, 2022	March 31, 2021
Walmart	31%	33%
Target	18%	17%
Ulta Beauty	*	11%
* Customer comprised less than 10% accounts receivable in the period indicated.
Inventory
Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. The Company also records a reserve for excess and obsolete inventory, which represents the excess of the cost of the inventory over its estimated market value. This reserve is based upon an assessment of historical trends, current market conditions and forecasted product demand. The Company recorded an adjustment for excess and obsolete inventory, which is presented as a reduction to inventory of $4.5 million and $3.6 million as of March 31, 2022 and March 31, 2021, respectively.
Property and equipment and other assets
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Repairs and maintenance expenditures are expensed as incurred.
Useful lives by major asset class are as follows:

Estimated useful lives
Machinery, equipment and software	3 - 5 years
Leasehold improvements	up to 5 years
Furniture and fixtures	2 - 5 years
Store fixtures	1 - 3 years
As of March 31, 2022 and March 31, 2021, included in other assets are retail product displays, net, of $10.1 million and $9.7 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $5.9 million, $5.2 million and $6.0 million for the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
are largely independent of the cash flows of other assets and liabilities. The Company’s long-lived assets are grouped on an entity-wide basis. This is due, in part, to the integrated nature of the Company’s various distribution channels and the extent of shared costs across those channels. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. There were no impairment charges recorded on long-lived assets during the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively.
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
Indefinite-lived intangible assets are not amortized but rather are tested for impairment annually and impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. The Company evaluates its indefinite-lived intangible asset to determine whether current events and circumstances continue to support an indefinite useful life. Amortization of intangible assets with finite useful lives is computed on a straight-line basis over periods of 3 years to 10 years. The determination of the estimated period of benefit is dependent upon the use and underlying characteristics of the intangible asset. The Company evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value of an intangible asset is not recoverable, impairment loss is measured as the amount by which the carrying value exceeds its estimated fair value.
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
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these items. The carrying amounts of bank debt approximate their fair values as the stated interest rates approximate market rates currently available to the Company for loans with similar terms. See Note 7 Fair value of financial instruments to consolidated financial statements in Part IV, Item 15.“Exhibits, financial statement schedules”.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
During the years ended March 31, 2022, March 31, 2021 and March 31, 2020, net sales in the United States and outside of the United States were as follows (in thousands):

	Year ended March 31,
	2022	2021	2020
United States	$347,484	$282,273	$255,284
International	44,671	35,837	27,567
Total net sales	$392,155	$318,110	$282,851
As of March 31, 2022 and March 31, 2021, the Company had property and equipment in the United States and outside of the United States as follows (in thousands):

	March 31, 2022	March 31, 2021
United States	$10,363	$13,524
International	214	246
Total property and equipment, net	$10,577	$13,770
Revenue recognition
Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.
For the Company's retail customer transactions, a contract exists when a written purchase order is received and control transfers at the time of shipment or the time of delivery, depending upon the specific terms of the customer arrangement. For the Company's direct-to-consumer transactions, a contract exists when an order is placed online and control transfers at the time of delivery of merchandise to the consumer. Nearly all of the Company’s transactions with its customers and consumers include a single performance obligation delivered at a point in time.
The transaction price can include both fixed and variable consideration. In most cases, it is entirely comprised of variable consideration with the variability driven by expected sales discounts, markdown support and other incentives and allowances offered to customers. These incentives may be explicit or implied by the Company's historical business practices. Generally, these commitments represent cash consideration paid to a customer and do not constitute a promised good or service.
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
Disaggregated revenue
The Company distributes product both through national and international retailers as well as direct-to-consumers through its e-commerce channels. The marketing and consumer engagement benefits that the direct channels provide are integral to the Company’s brand and product development strategy and drive sales across channels. As such, the Company views its two primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Contract assets and liabilities
The Company extends credit to retail customers based upon an evaluation of their credit quality. The majority of retail customers obtain payment terms between 30-60 days and a contract asset is recognized for the related accounts receivable. Additionally, shipping terms can vary, giving rise to contract liabilities for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs.
As of March 31, 2022, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet.
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
A reconciliation of the beginning and ending amounts of the reserve for sales adjustments for the years ended March 31, 2022, March 31, 2021 and March 31, 2020 is as follows (in thousands):

Balance as of March 31, 2019	$6,545
Charges	29,576
Deductions	(28,508)
Balance as of March 31, 2020	7,613
Charges	41,027
Deductions	(36,727)
Balance as of March 31, 2021	11,913
Charges	48,862
Deductions	(44,465)
Balance as of March 31, 2022	$16,310
In the years ended March 31, 2022, March 31, 2021 and March 31, 2020, the Company recorded $0.7 million, $0.8 million and $0.7 million, respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $28.0 million, $26.4 million and $19.8 million, in the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Leases
The Company has entered into operating lease agreements for office space, warehouse and equipment and software. Lease assets and liabilities are recognized at the present value of the minimum rental payments (excluding executory costs) and expected payment under any residual value guarantee at the lease commencement date. The Company uses its incremental borrowing rate to determine the present value of lease payments.

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

Operating lease assets and liabilities are included on the Company's consolidated balance sheet. The current portion of the Company's operating lease liabilities is included in accrued expenses and other current liabilities and the long-term portion is included in long-term operating lease liabilities. Finance lease assets are included in other assets. Finance lease liabilities are included in long-term debt and finance lease obligations. Operating lease expense is recognized on a straight-line basis over the lease term.

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
Stock based compensation
Stock based compensation cost is measured at the grant date, based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the award’s vesting period. The Company estimates the fair value of employee stock based payment awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock.
The Company estimates the fair value of employee stock based payment awards subject to market conditions using a Monte Carlo simulation model. Compensation expense for employee stock based awards whose vesting is subject to the fulfillment of both a market condition and the occurrence of a performance condition is recognized on a graded-vesting basis at the time the achievement of the performance condition becomes probable.
Forfeitures are recognized and accounted for as they occur.
Advertising costs
Advertising costs, including promotions and print, are expensed as incurred or distributed. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and amounted to approximately $41.0 million, $30.3 million and $26.0 million in the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively.
Net income per share
Basic net income per share is computed using net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the dilutive effects of stock options and restricted stock outstanding during the period, to the extent such securities would not be anti-dilutive and is determined using the treasury stock method.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Recent accounting pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company’s consolidated financial statements.

Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively.
Note 4—Goodwill and other intangible assets
Information regarding the Company’s goodwill and intangible assets as of March 31, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(58,020)	$19,580
Customer relationships – e-commerce	3 years	3,940	(3,928)	12
Trademarks	10 years	3,500	(729)	2,771
Total finite-lived intangibles		85,040	(62,677)	22,363
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(62,677)	$257,783
Information regarding the Company’s goodwill and intangible assets as of March 31, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(50,260)	$27,340
Customer relationships – e-commerce	3 years	3,940	(3,915)	25
Trademarks	10 years	3,500	(379)	3,121
Total finite-lived intangibles		85,040	(54,554)	30,486
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(54,554)	$265,906
The Company has not recognized any impairment charges on its goodwill or intangible assets, as the anticipated future cash flows generated by each of these assets remain substantially in excess of their carrying values. Amortization expense on the finite-lived intangible assets was $8.1 million, $8.1 million and $7.0 million for the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of March 31, 2022, is as follows (in thousands):

The year ended March 31,
2023	$8,122
2024	6,963
2025	1,230
2026	1,230
2027	1,230
Thereafter	3,588
Total	$22,363
Note 5—Property and equipment
Property and equipment as of March 31, 2022 and March 31, 2021 consists of the following (in thousands):

	March 31, 2022	March 31, 2021
Machinery, equipment and software	$15,757	$14,899
Leasehold improvements	4,670	4,436
Furniture and fixtures	1,032	1,104
Store fixtures	13,619	10,785
Property and equipment, gross	35,078	31,224
Less: Accumulated depreciation and amortization	(24,501)	(17,454)
Property and equipment, net	$10,577	$13,770
Depreciation and amortization expense on property and equipment was $7.9 million, $6.7 million and $6.3 million during the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively.
Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of March 31, 2022 and March 31, 2021 consists of the following (in thousands):

	March 31, 2022	March 31, 2021
Accrued expenses	$19,938	$21,300
Current portion of operating lease liabilities	4,391	4,292
Accrued compensation	11,532	10,805
Other current liabilities	4,143	4,954
Accrued expenses and other current liabilities	$40,004	$41,351
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2022 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$97,669	$—	$97,669	$—
Total financial liabilities	$97,669	$—	$97,669	$—
__________________________
(1) Of this amount, $5,786 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
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
On August 25, 2017, the Company amended the 2016 Senior Secured Credit Facility increasing the aggregate commitments to $215.0 million and increasing the total availability under the revolving line of credit to $50.0 million and to lower the interest rates and extend the maturity date to August 25, 2022.
On April 8, 2020, the Company amended the 2016 Senior Secured Credit Facility to modify the Company’s quarterly maintenance covenants and to add interest rates with respect to borrowings associated with the added increased maximum permitted total net leverage ratios.
On April 30, 2021, the Company refinanced its outstanding obligations under the 2016 Senior Secured Credit Facility and entered into a new 5-year $200.0 million senior secured credit agreement.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The Company’s outstanding debt as of March 31, 2022 and March 31, 2021 consists of the following (in thousands):

	March 31, 2022	March 31, 2021
Debt:
Term loan	$96,250	$124,589
Finance lease obligations	1,419	2,200
Total debt	97,669	126,789
Less: debt issuance costs	(803)	(253)
Total debt, net of issuance costs	96,866	126,536
Less: current portion	(5,786)	(16,281)
Long-term portion of debt	$91,080	$110,255
Amended credit agreement

On April 30, 2021, the Company amended and restated its prior credit agreement (the “Amended Credit Agreement”), amended and restated the prior term loan facility and the prior revolving credit facility and refinanced all loans under the prior credit agreement.

The Amended Credit Agreement has a five year term and consists of (i) a $100 million revolving credit facility (the “Amended Revolving Credit Facility”) and (ii) a $100 million term loan facility (the “Amended Term Loan Facility”). The Company's prior credit agreement consisted of a $165 million term loan and a $50 million revolving credit facility.

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of March 31, 2022 was $100.0 million.

Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States ("U.S.") dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of March 31, 2022 for the Amended Term Loan Facility was approximately 2.3%.

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

In accordance with ASC 470, Debt, the amendment to the Company’s prior credit agreement was accounted for as both a debt modification and partial debt extinguishment, which resulted in the recognition of a loss on extinguishment of debt of $0.5 million for the year ended March 31, 2022. The Company incurred and capitalized $1.1 million of new debt issuance costs related to the amendment.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Aggregate future minimum principal payments are as follows (in thousands):

The year ended March 31,	Term Loan
2023	$5,000
2024	5,000
2025	5,000
2026	5,000
2027	76,250
Thereafter	—
Total	$96,250
Interest expense
The components of interest expense, net are as follows (in thousands):

	Year ended March 31,
	2022	2021	2020
Interest on term loan debt	$1,708	$2,912	$6,096
Amortization of debt issuance costs	331	847	747
Interest on revolving line of credit	342	199	149
Interest on finance leases	63	137	179
Interest income	(3)	(5)	(863)
Interest expense, net	$2,441	$4,090	$6,308
Note 9—Contingencies
Legal Contingencies
From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 10—Income taxes
The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended March 31,
	2022	2021	2020
Domestic	$26,286	$3,715	$24,479
Foreign	(855)	(25)	(410)
Total	$25,431	$3,690	$24,069

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The components of the benefit (provision) for income taxes are as follows (in thousands):

	Year ended March 31,
	2022	2021	2020
Current:
U.S. federal	$(5,637)	$(4,772)	$(2,681)
State	(1,715)	(1,186)	(1,066)
Foreign	(10)	(84)	5
Total current	(7,362)	(6,042)	(3,742)
Deferred:
U.S. federal	3,146	7,159	(2,532)
State	738	1,293	99
Foreign	(183)	132	(10)
Total deferred	3,701	8,584	(2,443)
Total (provision) benefit for income taxes	$(3,661)	$2,542	$(6,185)
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Year ended March 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	2.6%	(10.6)%	3.7%
State tax deferred rate change, net of federal benefit	(0.1)%	(1.6)%	0.1%
Nondeductible business expenses	0.4%	2.1%	0.8%
Nondeductible employee compensation	1.1%	9.1%	0.4%
Provision-to-return adjustment	(0.3)%	1.5%	—%
Uncertain tax positions	0.1%	1.0%	(0.2)%
Stock based compensation	(12.0)%	(90.7)%	(0.8)%
Change in valuation allowance	1.5%	—%	—%
Others	0.1%	(0.7)%	0.7%
Effective tax rate	14.4%	(68.9)%	25.7%

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	March 31, 2022	March 31, 2021
Deferred tax assets:
Compensation	$489	$624
Inventories and receivables	7,939	5,710
Accrued expenses	2,225	2,067
Stock compensation	7,567	7,247
Net operating losses	426	272
Right of use liability	4,763	5,731
Other	874	560
Gross deferred tax assets	24,283	22,211
Valuation allowance	(370)	—
Net deferred tax assets	23,913	22,211
Deferred tax liabilities:
Goodwill	3,084	4,090
Fixed assets	2,894	2,506
Intangible assets	22,740	23,162
Right of use asset	4,294	5,294
Other	494	463
Deferred tax liabilities	33,506	35,515
Net deferred tax liabilities	$9,593	$13,304
The deferred tax assets and liabilities are reported in the accompanying balance sheets as follows (in thousands):

	March 31, 2022	March 31, 2021
Deferred tax assets	$—	$175
Deferred tax liabilities	9,593	13,479
Net deferred tax liabilities	$9,593	$13,304
The valuation allowance was $0.4 million and zero as of March 31, 2022 and March 31, 2021, respectively, primarily relating to foreign net operating loss carryforwards for which we do not believe a tax benefit is more likely than not to be realized.
As of March 31, 2022, the Company had gross federal, state and foreign net operating loss carryforwards of $0.1 million, $0.8 million and $1.4 million, respectively. The federal and state net operating loss carryforwards can either be carried forward 20 years or indefinitely. The federal and state net operating loss carryforwards will begin to expire in 2038. The foreign net operating loss carryforwards have a carryforward period of 5 years and will begin to expire in 2026.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended March 31,
	2022	2021	2020
Balance at beginning of year	$458	$477	$581
Increases for prior year tax positions	—	6	32
Increases for current year tax positions	75	65	90
Decreases for prior year tax positions	(6)	—	—
Decreases due to settlements	(61)	(27)	(29)
Decreases due to statutes lapsing	—	(63)	(197)
Balance at end of year	$466	$458	$477
If all of the Company’s unrecognized tax benefits as of March 31, 2022, March 31, 2021 and March 31, 2020 were recognized, $0.5 million, $0.5 million and $0.5 million, respectively, of unrecognized tax benefits, would impact the effective tax rate. The Company believes it is reasonably possible that $0.1 million of unrecognized tax benefits may reverse in the next twelve months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company had $0.2 million and $0.1 million of accrued gross interest and penalties as of March 31, 2022 and March 31, 2021, respectively. The Company recognized net interest and penalties expense of $27 thousand, $29 thousand and $23 thousand for the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2022, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year ended December 31, 2018.
Note 11—Preferred stock
The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of March 31, 2022 or March 31, 2021.
Note 12—Stock based compensation
Stock plans
The Company grants stock based awards under its 2016 Equity Incentive Award Plan (as amended) (the “2016 Plan”), which replaced its 2014 Equity Incentive Plan (the “2014 Plan”) and became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 in September 2016. No grants have made under the 2014 Plan since the Company’s initial public offering and no further awards will be granted thereunder. Any awards outstanding under the 2014 Plan that are forfeited or lapse unexercised will be added to the shares reserved and available for grant under the 2016 Plan. The 2016 Plan permits the grant of incentive stock options, non-statutory stock options, restricted stock and other stock- or cash-based awards to employees, officers, directors, advisors and consultants. The 2016 Plan allows for option grants of the Company’s common stock based on service, performance and market conditions.
In the year ended March 31, 2022, no stock options were issued. As of March 31, 2022, a total of 15,526,003 shares have been authorized for issuance under the 2016 Plan, and 7,802,126 remain available for grant. As of March 31, 2022, there were 913,507 options and awards outstanding under the 2014 Plan that, if forfeited, would increase the number of shares authorized for grant under the 2016 Plan.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2019	2,575,579	$12.24
Granted	202,560	14.18
Exercised	(334,572)	4.08
Canceled or forfeited	(444,014)	15.07
Balance as of March 31, 2020	1,999,553	13.17	6.8	$3,773
Exercised	(337,376)	4.36
Canceled or forfeited	(21,196)	23.24
Balance as of March 31, 2021	1,640,981	14.86	6.1	$19,650
Exercised	(93,282)	11.19
Canceled or forfeited	(4,200)	26.63
Balance as of March 31, 2022	1,543,499	$15.05	5.1	$16,686

Exercisable, March 31, 2022	1,395,444	$15.25	4.9	$14,805
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $25.83, as reported on the New York Stock Exchange on March 31, 2022.
Additional information relating to service-based options is as follows (in thousands, except per share data):

	Year ended March 31,
	2022	2021	2020
Stock based compensation expense	$924	$1,671	$2,308
Intrinsic value of options exercised	1,695	5,620	3,580
Weighted-average grant date fair value of options granted (per share)	$—	$—	$5.55
As of March 31, 2022, there was $0.6 million of total unrecognized compensation cost related to service-based stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.
The fair value of service-based stock options granted were calculated using the following weighted-average assumptions:

Year ended March 31,
2020
Expected term (in years)	6.5
Expected volatility	35.57%
Risk-free interest rate	2.07%
Expected dividend yield	—%
No service-based stock options were granted during the years ended March 31, 2022 and March 31, 2021.
The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the fair value of the underlying common stock, as well as assumptions regarding a number of variables that are complex,

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
subjective and generally require significant judgment. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of stock options were:
Fair value of common stock
The fair value of shares of common stock underlying stock options is based on the closing stock price as quoted on the New York Stock Exchange on the date of grant.
Expected term
The expected term of the options represents the period of time that the options are expected to be outstanding. Options granted have a maximum contractual life of 10 years. Prior to the Company’s initial public offering of its common stock in September 2016, the Company estimated the expected term of the option based on the estimated timing of potential liquidity events. For grants upon or after the initial public offering, the Company estimated the expected term based upon the simplified method described in Staff Accounting Bulletin No. 107, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.
Expected volatility
As the Company did not have sufficient trading history for its common stock, the expected stock price volatility for the common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies within the same industry, which are of similar size, complexity and stage of development. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.
Risk-free interest rate
The risk-free interest rate was based on the U.S. Treasury rate, with maturities similar to the expected term of the options.
Expected dividend yield
The Company does not anticipate paying any dividends in the foreseeable future. As such, the Company uses an expected dividend yield of zero.
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2019	1,323,432	$7.96
Exercised	(53,100)	2.40
Canceled or forfeited	(17,400)	26.84
Balance as of March 31, 2020	1,252,932	7.97	5.0	$7,487
Exercised	(144,340)	1.89
Balance as of March 31, 2021	1,108,592	8.72	4.0	$20,077
Exercised	(104,265)	2.24
Balance as of March 31, 2022	1,004,327	9.40	3.0	$16,809

Exercisable, March 31, 2022	804,327	$5.06	2.6	$16,809
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $25.83, as reported on the New York Stock Exchange on March 31, 2022.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
As of March 31, 2022, there was no further unrecognized compensation cost related to performance-based and market-based vesting stock options.

Additional information relating to options that vest based upon the satisfaction of performance or market conditions is as follows (in thousands, except per share data):

	Year ended March 31,
	2022	2021	2020
Stock based compensation expense	$—	$—	$—
Intrinsic value of options exercised	2,921	3,117	$609
Weighted-average grant date fair value of options granted (per share)	$—	$—	$—
In February 2017, the Company granted options that vest based upon the achievement of specified stock prices. The fair values and derived service periods were determined using a Monte Carlo simulation model. If the awards vest prior to the end of the derived service period, the remaining unamortized compensation cost will be recognized in the period of vesting.
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) as follows:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2019	2,786,398	$13.26
Granted	673,461	14.26
Vested	(762,818)	15.97
Canceled or forfeited	(385,273)	12.66
Balance as of March 31, 2020	2,311,768	12.86
Granted	1,206,870	17.45
Vested	(1,044,052)	13.97
Canceled or forfeited	(184,971)	14.19
Balance as of March 31, 2021	2,289,615	14.67
Granted	1,103,890	27.62
Vested	(926,250)	14.50
Canceled or forfeited	(191,513)	16.67
Balance as of March 31, 2022	2,275,742	$20.85
As of March 31, 2022, there were 719,457 unvested shares subject to RSAs outstanding. Additional information relating to RSAs and RSUs is as follows (in thousands):

	Year ended March 31,
	2022	2021	2020
Stock based compensation expense	$18,722	$18,012	$13,181
Intrinsic value of restricted stock released	$25,621	$24,328	$12,448
As of March 31, 2022, there was $33.4 million of total unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. Stock based compensation expense related to restricted stock for the year ended March 31, 2022 of $0.3 million and $18.4 million were reported in cost of sales and selling, general and administrative expense in the Company’s consolidated statements of

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
operations and comprehensive income, respectively. Stock based compensation expense related to restricted stock for the year ended March 31, 2021 of $0.2 million and $17.8 million were reported in cost of sales and selling, general and administrative expense in the Company’s consolidated statements of operations and comprehensive income, respectively.
Stock compensation expense for the year ended March 31, 2020 was reported in selling, general and administrative expenses in the Company's consolidated statements of comprehensive income.
Note 13—Restructuring and other related costs
2021 Restructuring Plan
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
The following table presents the restructuring expense incurred during the years ended March 31, 2022 and March 31, 2021 (in thousands) in connection with the 2021 Restructuring Plan:

	March 31, 2022	March 31, 2021
(Gain) loss on impairment on sale of property, plant and equipment	$(152)	$2,097
Inventory (adjustment) disposal	(33)	343
Employee severance and related expenses	30	23
Other costs, including other asset write-offs	205	178
Total	$50	$2,641
Liabilities related to the 2021 Restructuring Plan were not material as of March 31, 2022 and March 31, 2021.
Note 14—Repurchase of common stock
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
The Company did not repurchase any shares during the three and twelve months ended March 31, 2022. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of March 31, 2022.
Note 15—Employee benefit plan
The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company made matching contributions of $0.4 million, $0.3 million and $0.3 million to the 401(k) Plan during the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 16—Net income per share
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations (in thousands, except share and per share data):

	Year ended March 31,
	2022	2021	2020
Numerator:
Net income	$21,770	$6,232	$17,884

Denominator:
Weighted average common shares outstanding — basic	50,940,808	49,377,410	48,498,813
Dilutive common equivalent shares from equity awards	2,713,495	2,616,735	2,318,330
Weighted average common shares outstanding —diluted	53,654,303	51,994,145	50,817,143

Net income per share:
Basic	$0.43	$0.13	$0.37
Diluted	$0.41	$0.12	$0.35

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	20,314	1,038,810	2,143,672
Note 17—Leases
The Company leases warehouses, distribution centers, office space and equipment and software. The majority of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term for up to five years. The exercise of lease renewal options is at the Company's sole discretion and such renewal options are included in the lease term if they are reasonably certain to be exercised. Certain leases also include options to purchase the leased asset. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company’s equipment leases are finance leases of assets used by third parties that operate our distribution centers in Ontario, California and Columbus, Ohio.

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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
A reconciliation of the balance sheet line items that were impacted or created as a result of the Company’s adoption of ASC 842 as of March 31, 2022 and March 31, 2021 is as follows (in thousands):

	Classification	March 31, 2022	March 31, 2021
Assets
Operating lease assets	Other assets	$18,218	$22,691
Finance lease assets (a)	Other assets	664	1,100
Total leased assets		$18,882	$23,791
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,391	$4,292
Finance	Current portion of long-term debt and finance lease obligations	786	812
Noncurrent
Operating	Long-term operating lease obligations	15,744	20,084
Finance	Long-term debt and finance lease obligations	633	1,388
Total lease liabilities		$21,554	$26,576
___________________
(a) Finance leases are recorded net of accumulated amortization of $3.0 million and $3.2 million as of March 31, 2022 and March 31, 2021, respectively.

For the years ended March 31, 2022, March 31, 2021 and March 31, 2020, the components of operating and finance lease costs were as follows (in thousands):

		Year ended March 31,
	Classification	2022	2021	2020
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$4,686	$4,756	$2,950
Gain from extinguishment of lease liabilities	Restructuring income	—	—	(7,733)
Acceleration of rent expense	Restructuring expenses	—	—	—
Finance lease cost
Amortization of leased assets	SG&A expenses	436	970	996
Interest on lease liabilities	Interest expense, net	63	137	179
Total lease cost (gain)		$5,185	$5,863	$(3,608)

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

As of March 31, 2022, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
2023	$4,846	$816	$5,662
2024	4,884	582	5,466
2025	4,071	58	4,129
2026	3,097	—	3,097
2027	1,441	—	1,441
Thereafter	3,225	—	3,225
Total lease payments	21,564	1,456	23,020
Less: Interest	1,429	37	1,466
Present value of lease liabilities	$20,135	$1,419	$21,554
As of March 31, 2022 and March 31, 2021, the weighted average remaining lease term (in years) and discount rate were as follows:

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term
Operating leases	5.2 years	6.0 years
Finance leases	1.9 years	2.3 years
Weighted-average discount rate
Operating leases	2.7%	2.8%
Finance leases	3.0%	5.2%
Operating cash outflows from operating leases for the years ended March 31, 2022, March 31, 2021 and March 31, 2020 were $5.1 million, $3.8 million and $10.4 million, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 18—Quarterly financial summary (unaudited)
Unaudited quarterly results for the last three years were as follows (in thousands, except per share data):

2022	Q1	Q2	Q3	Q4
Net sales	$97,047	$91,855	$98,118	$105,135
Gross profit	61,906	57,985	64,341	67,500
Net income	8,276	5,724	6,214	1,556
Net income per share:
Basic	0.16	0.11	0.12	0.03
Diluted	$0.15	$0.11	$0.12	$0.03

2021	Q1	Q2	Q3	Q4
Net sales	$64,527	$72,350	$88,562	$92,671
Gross profit	43,341	47,138	57,119	58,600
Net income (loss)	1,512	447	4,297	(24)
Net income per share:
Basic	0.03	0.01	0.09	0.00
Diluted	$0.03	$0.01	$0.08	$0.00

2020	Q1	Q2	Q3	Q4
Net sales	$59,764	$67,615	$80,760	$74,712
Gross profit	37,191	43,348	52,520	48,064
Net income (loss)	3,706	6,517	8,002	(341)
Net income (loss) per share:
Basic	0.08	0.13	0.16	(0.01)
Diluted	$0.07	$0.13	$0.16	$(0.01)