Form 10-Q
period 2022-06-30
e.l.f. Beauty, Inc.
filed 2022-08-04
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 29, 2022 was 52,424,445 shares.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” ”believe,” “contemplate,” “continue,” "could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk factors” in Part II, Item 1A and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2022	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$72,248	$43,353	$63,402
Accounts receivable, net	52,281	45,567	43,127
Inventory, net	70,339	84,498	54,528
Prepaid expenses and other current assets	21,772	19,611	21,674
Total current assets	216,640	193,029	182,731
Property and equipment, net	9,339	10,577	15,561
Intangible assets, net	84,132	86,163	92,256
Goodwill	171,620	171,620	171,620
Investments	2,875	2,875	2,875
Other assets	29,251	30,368	33,349
Total assets	$513,857	$494,632	$498,392

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,793	$5,786	$32,247
Accounts payable	16,023	19,227	17,113
Accrued expenses and other current liabilities	39,916	40,004	33,617
Total current liabilities	61,732	65,017	82,977
Long-term debt and finance lease obligations	89,684	91,080	95,254
Deferred tax liabilities	13,538	9,593	17,750
Long-term operating lease obligations	14,637	15,744	19,053
Other long-term liabilities	817	769	736
Total liabilities	180,408	182,203	215,770

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of June 30, 2022, March 31, 2022 and June 30, 2021; 52,424,445, 52,243,764 and 51,826,156 shares issued and outstanding as of June 30, 2022, March 31, 2022 and June 30, 2021, respectively	517	515	508
Additional paid-in capital	801,992	795,443	779,137
Accumulated deficit	(469,060)	(483,529)	(497,023)
Total stockholders' equity	333,449	312,429	282,622
Total liabilities and stockholders' equity	$513,857	$494,632	$498,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,
	2022	2021
Net sales	$122,601	$97,047
Cost of sales	39,616	35,141
Gross profit	82,985	61,906
Selling, general and administrative expenses	61,555	50,749
Restructuring income	—	(14)
Operating income	21,430	11,171
Other expense, net	(1,663)	(162)
Interest expense, net	(663)	(745)
Loss on extinguishment of debt	—	(460)
Income before provision for income taxes	19,104	9,804
Income tax provision	(4,635)	(1,528)
Net income	$14,469	$8,276
Comprehensive income	$14,469	$8,276

Net income per share:
Basic	$0.28	$0.16
Diluted	$0.27	$0.15
Weighted average shares outstanding:
Basic	51,707,160	50,544,573
Diluted	53,834,732	53,408,443
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2022	51,524,307	$515	$795,443	$(483,529)	$312,429
Net income	—	—	—	14,469	14,469
Stock-based compensation	—	—	6,549	—	6,549
Exercise of stock options and vesting of restricted stock	558,336	2	—	—	2
Balance as of June 30, 2022	52,082,643	$517	$801,992	$(469,060)	$333,449

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2021	50,400,510	$504	$774,441	$(505,299)	$269,646
Net income	—	—	—	8,276	8,276
Stock-based compensation	—	—	4,190	—	4,190
Exercise of stock options and vesting of restricted stock	358,575	4	506	—	510
Balance as of June 30, 2021	50,759,085	$508	$779,137	$(497,023)	$282,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$14,469	$8,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,724	6,222
Restructuring income	—	(14)
Stock-based compensation expense	6,542	4,280
Amortization of debt issuance costs and discount on debt	91	118
Deferred income taxes	3,945	4,271
Loss on extinguishment of debt	—	460
Other, net	21	97
Changes in operating assets and liabilities:
Accounts receivable	(6,727)	(2,971)
Inventories	14,158	2,320
Prepaid expenses and other assets	(3,258)	(7,131)
Accounts payable and accrued expenses	(3,442)	(7,419)
Other liabilities	(945)	(1,017)
Net cash provided by operating activities	30,578	7,492

Cash flows from investing activities:
Purchase of property and equipment	(241)	(2,336)
Net cash used in investing activities	(241)	(2,336)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	26,480
Proceeds from long-term debt	—	25,581
Repayment of long-term debt	(1,250)	(50,775)
Debt issuance costs paid	—	(1,064)
Cash received from issuance of common stock	2	463
Other, net	(194)	(207)
Net cash (used in) provided by financing activities	(1,442)	478

Net increase in cash and cash equivalents	28,895	5,634
Cash and cash equivalents - beginning of period	43,353	57,768
Cash and cash equivalents - end of period	$72,248	$63,402
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, March 31, 2022 and June 30, 2021, and its results of operations and stockholders' equity for the three months ended June 30, 2022 and June 30, 2021 and its cash flows for the three months ended June 30, 2022 and June 30, 2021. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant accounting policies
The Company made no material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the fiscal year ended March 31, 2022 included in the Annual Report.

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

	Three months ended June 30,
Net sales by geographic region:	2022	2021
United States	$107,139	$85,971
International	15,462	11,076
Total net sales	$122,601	$97,047
As of June 30, 2022, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
Recent accounting pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's unaudited condensed consolidated financial statements.
Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its unaudited condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three months ended June 30, 2022 and June 30, 2021, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three months ended June 30, 2022.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of June 30, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(59,960)	$17,640
Customer relationships – e-commerce	3 years	3,940	(3,931)	9
Trademarks	10 years	3,500	(817)	2,683
Total finite-lived intangibles		85,040	(64,708)	20,332
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(64,708)	$255,752

Information regarding the Company’s goodwill and intangible assets as of March 31, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(58,020)	$19,580
Customer relationships – e-commerce	3 years	3,940	(3,928)	12
Trademarks	10 years	3,500	(729)	2,771
Total finite-lived intangibles		85,040	(62,677)	22,363
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(62,677)	$257,783
Information regarding the Company’s goodwill and intangible assets as of June 30, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(52,200)	$25,400
Customer relationships – e-commerce	3 years	3,940	(3,918)	22
Trademarks	10 years	3,500	(466)	3,034
Total finite-lived intangibles		85,040	(56,584)	28,456
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(56,584)	$263,876
Amortization expenses on finite-lived intangible assets was $2.0 million for both the three months ended June 30, 2022 and June 30, 2021. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three months ended June 30, 2022 and June 30, 2021.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of June 30, 2022 is as follows (in thousands):

Remainder of fiscal 2023	$6,091
2024	6,963
2025	1,230
2026	1,230
2027	1,230
Thereafter	3,588
Total	$20,332

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2022, March 31, 2022 and June 30, 2021 consisted of the following (in thousands):

	June 30, 2022	March 31, 2022	June 30, 2021
Accrued expenses	$25,798	$19,938	$22,835
Current portion of operating lease liabilities	4,508	4,391	4,168
Accrued compensation	4,640	11,532	3,297
Taxes payable	3,232	2,128	1,245
Other current liabilities	1,738	2,015	2,073
Accrued expenses and other current liabilities	$39,916	$40,004	$33,617
Note 6—Debt
The Company’s outstanding debt as of June 30, 2022, March 31, 2022 and June 30, 2021 consisted of the following (in thousands):

	June 30, 2022	March 31, 2022	June 30, 2021
Revolving credit facility(1)	$—	$—	$26,480
Term loan(1)	95,000	96,250	100,000
Finance lease obligations	1,226	1,419	1,993
Total debt(2)	96,226	97,669	128,473
Less: debt issuance costs	(749)	(803)	(972)
Total debt, net of issuance costs	95,477	96,866	127,501
Less: current portion	(5,793)	(5,786)	(32,247)
Long-term portion of debt	$89,684	$91,080	$95,254
(1) See Note 8, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement. As of June 30, 2022, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of June 30, 2022 was $100.0 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of June 30, 2022 for the Amended Term Loan Facility was approximately 3.5%.
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

Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the three months ended June 30, 2022:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2022	1,543,499	$15.05
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—
Balance as of June 30, 2022	1,543,499	$15.05	4.4	$24,131

Exercisable, June 30, 2022	1,416,384	$15.20	4.2	$21,919
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $30.68, as reported on the New York Stock Exchange on June 30, 2022.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.1 million and $0.3 million in the three months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, there was $0.5 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 1.9 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance- or market-based vesting conditions for the three months ended June 30, 2022:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2022	1,004,327	$9.40
Granted	—	—
Exercised	—	—
Canceled or forfeited	(25,800)	26.84
Balance as of June 30, 2022	978,527	$8.94	2.6	$21,278

Exercisable, June 30, 2022	804,327	$5.06	2.1	$20,609
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $30.68, as reported on the New York Stock Exchange on June 30, 2022.
As of June 30, 2022 and June 30, 2021, there was no unrecognized compensation cost related to stock options with performance-based and market-based vesting conditions.

Restricted stock and RSUs
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the three months ended June 30, 2022:

	RSUs and shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2022	2,275,742	$20.85
Granted	1,063,373	26.32
Vested	(558,336)	19.13
Canceled or forfeited	(154,247)	21.06
Balance as of June 30, 2022	2,626,532	$23.04
As of June 30, 2022, there were 341,802 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $6.5 million and $4.0 million in the three months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, there was $55.6 million of total unrecognized stock-based compensation cost related to unvested shares subject to RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.6 years.
Note 9—Repurchase of common stock
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

The Company did not repurchase any shares during the three months ended June 30, 2022. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of June 30, 2022.

Note 10—Net income per share
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

	Three months ended June 30,
	2022	2021
Numerator:
Net income	$14,469	$8,276

Denominator:
Weighted-average common shares outstanding – basic	51,707,160	50,544,573
Dilutive common equivalent shares from equity awards	2,127,572	2,863,870
Weighted-average common shares outstanding – diluted	53,834,732	53,408,443

Net income per share:
Basic	$0.28	$0.16
Diluted	$0.27	$0.15
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	741,016	—
Note 11—Leases
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

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company's adoption of ASC 842 as of June 30, 2022, March 31, 2022 and June 30, 2021 were as follows (in thousands):

	Classification	June 30, 2022	March 31, 2022	June 30, 2021
Assets
Operating lease assets	Other assets	$17,188	$18,218	$21,490
Finance lease assets (a)	Other assets	560	664	979
Total leased assets		$17,748	$18,882	$22,469
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,508	$4,391	$4,168
Finance	Current portion of long-term debt and finance lease obligations	793	786	768
Noncurrent
Operating	Long-term operating lease obligations	14,637	15,744	19,053
Finance	Long-term debt and finance lease obligations	433	633	1,225
Total lease liabilities		$20,371	$21,554	$25,214
_____________________
(a) Finance leases are recorded net of accumulated amortization of $3.1 million, $3.0 million and $2.7 million as of June 30, 2022, March 31, 2022 and June 30, 2021, respectively.
For the three months ended June 30, 2022 and June 30, 2021, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended June 30,
	Classification	2022	2021
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,157	$1,070
Finance lease cost
Amortization of leased assets	SG&A expenses	105	121
Interest on lease liabilities	Interest expense, net	10	24
Total lease cost		$1,272	$1,215
As of June 30, 2022, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of fiscal 2023	$3,752	$613	$4,365
2024	4,862	582	5,444
2025	4,071	58	4,129
2026	3,097	—	3,097
2027	1,441	—	1,441
Thereafter	3,224	—	3,224
Total lease payments	20,447	1,253	21,700
Less: Interest	1,302	27	1,329
Present value of lease liabilities	$19,145	$1,226	$20,371

For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of June 30, 2022 and June 30, 2021, the weighted-average remaining lease term (in years) and discount rate were as follows:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term
Operating leases	5.0 years	5.8 years
Finance leases	1.6 years	2.6 years
Weighted-average discount rate
Operating leases	2.7%	2.8%
Finance leases	2.9%	3.0%
Operating cash outflows from operating leases for the three months ended June 30, 2022 and June 30, 2021 were $1.1 million and $1.3 million, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended March 31, 2022 (the “Annual Report”), and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
Overview and Business Trends

We are a multi-brand beauty company that offers inclusive, accessible, clean and cruelty-free cosmetics and skincare products. Our mission is to make the best of beauty accessible to every eye, lip and face.

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

Global Supply Chain Disruptions

Since the start of the COVID-19 pandemic there has been disruption to the global supply chain, including manufacturing and transportation delays due to port closures and congestion, labor and container shortages, and shipment delays. As a result, we’ve seen higher transportation costs. In response to these higher costs, we increased prices on a portion of our products in March of 2022 to help mitigate the impact on our business. If we see further increases in transportation costs those could have an unfavorable impact on our results. Additionally, delays or further disruption to the global supply chain could cause out of stocks or unfavorably impact our ability to service demand.

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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,
(in thousands)	2022	2021
Net sales	$122,601	$97,047
Cost of sales	39,616	35,141
Gross profit	82,985	61,906
Selling, general and administrative expenses	61,555	50,749
Restructuring income	—	(14)
Operating income	21,430	11,171
Other expense, net	(1,663)	(162)
Interest expense, net	(663)	(745)
Loss on extinguishment of debt	—	(460)
Income before provision for income taxes	19,104	9,804
Income tax provision	(4,635)	(1,528)
Net income	$14,469	$8,276
Comprehensive income	$14,469	$8,276

	Three months ended June 30,
(percentage of net sales)	2022	2021
Net sales	100%	100%
Cost of sales	32%	36%
Gross margin	68%	64%
Selling, general and administrative expenses	50%	52%
Restructuring income	—%	—%
Operating income	17%	12%
Other expense, net	(1)%	—%
Interest expense, net	(1)%	(1)%
Loss on extinguishment of debt	—%	—%
Income before provision for income taxes	16%	10%
Income tax provision	(4)%	(2)%
Net income	12%	9%
Comprehensive income	12%	9%

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021
Net sales
Net sales increased $25.6 million, or 26%, to $122.6 million for the three months ended June 30, 2022, compared to $97.0 million for the three months ended June 30, 2021. The increase was driven primarily by strength in our national and international retailers. Net sales increased $22.6 million, or 26%, in our retailer channels and increased $3.0 million, or 28%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $10.9 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $14.7 million increase in net sales as compared to the three months ended June 30, 2021.
Gross profit
Gross profit increased $21.1 million, or 34%, to $83.0 million for the three months ended June 30, 2022, compared to $61.9 million for the three months ended June 30, 2021. Gross margin increased to 68% from 64%, when compared to the three months ended June 30, 2021. From a rate and volume perspective, increased volume accounted for approximately $16.3 million of the increase in gross profit and a higher gross margin rate accounted for approximately $4.8 million of the increase in gross profit. The increase in gross margin rate in the three months ended June 30, 2022 was primarily driven by price increases, cost savings, and product mix, which helped to mitigate the impact of higher transportation costs in the quarter.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses were $61.6 million for the three months ended June 30, 2022, an increase of $10.8 million, or 21%, from $50.7 million for the three months ended June 30, 2021. SG&A expenses as a percentage of net sales decreased to 50% for the three months ended June 30, 2022 from 52% for the three months ended June 30, 2021. The $10.8 million increase was primarily related to an increase in compensation and benefits of $5.5 million and marketing and digital spend of $3.6 million.
Other expense, net
Other expense totaled $1.7 million for the three months ended June 30, 2022, as compared to other expense of $0.2 million for the three months ended June 30, 2021. The year-over-year variance was primarily related to unfavorable foreign exchange rate movements in the Euro and British pound on our cash balances held abroad, driving an unrealized loss in the quarter.
Interest expense, net
Interest expense, net decreased $0.1 million, or 11%, to $0.7 million for the three months ended June 30, 2022, as compared to $0.7 million for the three months ended June 30, 2021. This decrease was mainly due to a reduction in our long-term debt, partially offset by the increased interest rate on outstanding debt.
Income tax provision
The provision for income taxes was $4.6 million, or an effective rate of 24.3% for the three months ended June 30, 2022, as compared to a provision of $1.5 million, or an effective rate of 15.6% for the three months ended June 30, 2021. The change was primarily driven by an increase in income before taxes of $9.3 million and a decrease in discrete tax benefit of $0.2 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of June 30, 2022, we had $72.2 million of cash and cash equivalents. In addition, as of June 30, 2022, we had borrowing capacity of $100.0 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, compensation and benefits, rent, distribution costs, advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of June 30, 2022, we had working capital, excluding cash, of $82.7 million, compared to $84.7 million as of March 31, 2022. Working capital, excluding cash and debt, was $88.5 million and $90.4 million as of June 30, 2022 and March 31, 2022, respectively.

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
Cash flows

	Three months ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$30,578	$7,492
Investing activities	(241)	(2,336)
Financing activities	(1,442)	478
Net increase in cash:	$28,895	$5,634
Cash provided by operating activities
For the three months ended June 30, 2022, net cash provided by operating activities was $30.6 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $30.8 million and an increase in operating assets and liabilities as shown on the statement of cash flows of $0.2 million. The increase was primarily driven by a $6.7 million increase in accounts receivable, a $3.3 million increase of prepaid expense and other assets, a $3.4 million decrease of accounts payable and accrued expenses, and a $0.9 million decrease of other liabilities. This was partially offset by a $14.2 million decrease related to inventory.

For the three months ended June 30, 2021, net cash provided by operating activities was $7.5 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $23.7 million and an increase in operating assets and liabilities as shown on the statement of cash flows of $16.2 million.

Cash used in investing activities
For the three months ended June 30, 2022, net cash used in investing activities was $0.2 million. The change was primarily driven by a decrease in capital expenditures related to machinery, equipment and software during the three months ended June 30, 2022, as compared to net cash used in investing activities of $2.3 million during the three months ended June 30, 2021.
Cash (used in) provided by financing activities
For the three months ended June 30, 2022, net cash used in financing activities was $1.4 million and was primarily driven by repayment of the term loan facility.
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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of June 30, 2022 was $100.0 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of June 30, 2022 for the Amended Term Loan Facility was approximately 3.5%.
The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of June 30, 2022, we were in compliance with all financial covenants under the Amended Credit Agreement.
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

Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of June 30, 2022, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and conclude that there have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is difficult for us to predict the timing and scale of our competitors’ activities in these areas or whether new competitors will emerge in the beauty industry. In recent years, numerous online, “indie,” celebrity and influencer-backed beauty companies have emerged and garnered significant followings. In addition, further technological breakthroughs, including new and enhanced technologies which increase competition in the online retail market, new product offerings by competitors and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy.

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

Our success depends, in part, on our ability to attract and retain key employees, including our executive officers, senior management team and operations, finance, sales and marketing personnel. The labor markets in the United States and China, where most of our employees are located, are hyper competitive and attracting and retaining top talent requires significant organizational costs and attention. We are a small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a larger company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our Chief Executive Officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 virus and its variant strains continue to spread and impact the United States and other countries globally. Related government and private sector responsive actions, as well as changes in consumer shopping behaviors, have adversely affected, and will continue to adversely affect, our business, financial condition and results of operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, including any resurgence of the COVID-19 virus as a result of new variants or otherwise, as the situation is evolving.

While COVID-19 vaccination efforts are ongoing, the timing, speed, acceptance, and efficacy of vaccinations along with government and private sector responsive actions to the spread of the virus as a result of new variants remain unpredictable. In 2022, for example, government officials in Shanghai implemented a strict quarantine requirement that impacted our employees there, requiring them to work exclusively at-home, as well as some of our suppliers. There is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, including the possibility of new variants prolonging such disruptions and resulting in additional quarantines. Decreased activity at our retailers could result in a decrease in sales of our products, which in turn could adversely affect our business, financial condition and results of operations.

While our suppliers and distribution centers currently remain open, there is risk that any of these facilities may become less productive or encounter disruptions due to employees at the facilities becoming infected with the COVID-19 virus and/or may no longer be allowed to operate based on directives from public health officials or government authorities in the United States, China or other jurisdictions.

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

COVID-19 vaccines are now broadly distributed and administered, and starting October 1, 2021 we required all U.S. employees to be fully vaccinated and have the same requirement for any vendor and contractors who engage in meetings or business activities in any of our offices. Our vaccine mandate may cause us to have difficulty recruiting new employees, which could adversely affect our business, financial condition and results of operations. As the COVID-19 pandemic evolves, we continue to evaluate and refine our work from home policy. Any changes to our remote work policy could also cause us to have difficulty retaining current employees and recruiting new employees, both of which could adversely affect our business, financial condition and results of operations.

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

The full extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments that are highly uncertain and unpredictable, including the timing, acceptance and efficacy of vaccinations and possible achievement of herd immunity in various locations, the occurrence of virus mutations and variants, the pandemic's impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines and containment, all of which may vary across regions.

Risk factors related to our financial condition

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of June 30, 2022, we had a total of $96.2 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $100.0 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence, could materially and adversely affect our business, financial condition and results of operations. In addition, as we continue to expand our business internationally, the application and implementation of existing, new or future international laws could materially and adversely affect our business, financial condition and results of operations.

Fluctuations in currency exchange rates may negatively affect our financial condition and results of operations.

Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the Euro, British pound, Chinese Renminbi ("RMB"), and Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee compensation and benefits and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

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

We must continue to maintain and make requisite or critical upgrades to our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have identified the need to continually expand and improve our information technology systems and personnel to support expected future growth. As such we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of June 30, 2022, we had 78 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. For example, the U.S. Congress recently passed the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (XUAR). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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

The ongoing conflict between Russia and Ukraine has caused, and is currently expected to continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, financial condition and results of operations.

In February 2022, Russian military forces launched a full-scale military invasion of Ukraine that has resulted in an ongoing military conflict between the two countries. The length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, and the conflict has caused, and is currently expected to continue to cause, global political, economic, and social instability, disruptions to the global economy, financial systems, international trade, the global supply chain and the transportation and energy sectors, among others.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We continue to monitor the situation in Ukraine and assessing its impact on our business, including our business partners and customers. We do not sell our products in Russia and, to date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could affect our business, financial condition and results of operations.

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

We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our e-commerce websites and mobile applications. Negative commentary or false statements regarding us or our products may be posted on our e-commerce websites, mobile applications, or social media platforms and may be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our e-commerce websites and mobile applications. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act and Digital Millennium Copyright Act generally protect online service providers from claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Furthermore, climate change and other ESG-related legislation and regulation is being implemented across the world, including in the United States, and any such legislation or regulation may impose additional compliance burdens on us and on third parties in our value chain, which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products.

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

We had approximately 197.6 million shares of common stock authorized but unissued and 52.4 million shares of common stock outstanding as of July 29, 2022. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

The holders of up to 3,644,510 shares of our common stock, or approximately 7% of our outstanding common stock based on shares outstanding as of July 29, 2022, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares.

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

We did not repurchase any shares during the three months ended June 30, 2022, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of June 30, 2022.

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

e.l.f. Beauty, Inc.

August 4, 2022	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

August 4, 2022	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)