Form 10-Q
period 2022-09-30
e.l.f. Beauty, Inc.
filed 2022-11-03
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
 (Address of principal executive offices)(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 28, 2022 was 52,938,112 shares.

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

•A disruption in our operations, including a disruption in the supply chain for our products, could materially and adversely affect our business.

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

•Adverse economic conditions in any of the countries in which we conduct significant business could negatively affect our business, financial condition and results of operations.

•If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

•Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties.
The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk factors” and the other information set forth in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the "SEC"). The risks summarized above or described in the section titled “Risk factors” are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2022	March 31, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$85,317	$43,353	$41,694
Accounts receivable, net	53,912	45,567	44,374
Inventory, net	81,288	84,498	76,816
Prepaid expenses and other current assets	26,881	19,611	18,420
Total current assets	247,398	193,029	181,304
Property and equipment, net	8,934	10,577	13,945
Intangible assets, net	82,101	86,163	90,225
Goodwill	171,620	171,620	171,620
Investments	2,875	2,875	2,875
Other assets	29,213	30,368	33,043
Total assets	$542,141	$494,632	$493,012

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,801	$5,786	$19,254
Accounts payable	19,279	19,227	19,299
Accrued expenses and other current liabilities	46,868	40,004	32,665
Total current liabilities	71,948	65,017	71,218
Long-term debt and finance lease obligations	88,284	91,080	93,865
Deferred tax liabilities	10,635	9,593	15,114
Long-term operating lease obligations	13,440	15,744	17,919
Other long-term liabilities	874	769	803
Total liabilities	185,181	182,203	198,919

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2022, March 31, 2022 and September 30, 2021; 52,896,411, 52,243,764 and 52,035,864 shares issued and outstanding as of September 30, 2022, March 31, 2022 and September 30, 2021, respectively	525	515	511
Additional paid-in capital	813,785	795,443	784,881
Accumulated deficit	(457,350)	(483,529)	(491,299)
Total stockholders' equity	356,960	312,429	294,093
Total liabilities and stockholders' equity	$542,141	$494,632	$493,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Net sales	$122,349	$91,855	$244,950	$188,902
Cost of sales	42,789	33,870	82,405	69,011
Gross profit	79,560	57,985	162,545	119,891
Selling, general and administrative expenses	64,183	50,447	125,738	101,196
Restructuring expense	—	96	—	82
Operating income	15,377	7,442	36,807	18,613
Other expense, net	(1,262)	(646)	(2,925)	(808)
Interest expense, net	(786)	(597)	(1,449)	(1,342)
Loss on extinguishment of debt	—	—	—	(460)
Income before provision for income taxes	13,329	6,199	32,433	16,003
Income tax provision	(1,619)	(475)	(6,254)	(2,003)
Net income	$11,710	$5,724	$26,179	$14,000
Comprehensive income	$11,710	$5,724	$26,179	$14,000

Net income per share:
Basic	$0.22	$0.11	$0.50	$0.28
Diluted	$0.21	$0.11	$0.48	$0.26
Weighted average shares outstanding:
Basic	52,298,905	50,875,618	52,004,661	50,711,000
Diluted	55,037,514	53,541,724	54,437,752	53,475,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2022	51,524,307	$515	$795,443	$(483,529)	$312,429
Net income	—	—	—	14,469	14,469
Stock-based compensation	—	—	6,549	—	6,549
Exercise of stock options and vesting of restricted stock	558,336	2	—	—	2
Balance as of June 30, 2022	52,082,643	$517	$801,992	$(469,060)	$333,449
Net income	—	—	—	11,710	11,710
Stock-based compensation	—	—	8,022	—	8,022
Exercise of stock options and vesting of restricted stock	471,966	8	3,771	—	3,779
Balance as of September 30, 2022	52,554,609	$525	$813,785	$(457,350)	$356,960

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2021	50,400,510	$504	$774,441	$(505,299)	$269,646
Net income	—	—	—	8,276	8,276
Stock-based compensation	—	—	4,190	—	4,190
Exercise of stock options and vesting of restricted stock	358,575	4	506	—	510
Balance as of June 30, 2021	50,759,085	$508	$779,137	$(497,023)	$282,622
Net income	—	—	—	5,724	5,724
Stock-based compensation	—	—	5,033	—	5,033
Exercise of stock options and vesting of restricted stock	290,418	3	711	—	714
Balance as of September 30, 2021	51,049,503	$511	$784,881	$(491,299)	$294,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Six months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$26,179	$14,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,075	13,349
Restructuring expense	—	82
Stock-based compensation expense	14,576	9,387
Amortization of debt issuance costs and discount on debt	181	211
Deferred income taxes	1,042	1,635
Loss on extinguishment of debt	—	460
Other, net	(24)	257
Changes in operating assets and liabilities:
Accounts receivable	(8,301)	(4,374)
Inventories	3,210	(19,958)
Prepaid expenses and other assets	(9,555)	(6,379)
Accounts payable and accrued expenses	6,798	(5,878)
Other liabilities	(2,135)	(2,018)
Net cash provided by operating activities	43,046	774

Cash flows from investing activities:
Purchase of property and equipment	(694)	(3,649)
Net cash used in investing activities	(694)	(3,649)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	26,480
Repayment of revolving line of credit	—	(13,000)
Proceeds from long-term debt	—	25,581
Repayment of long-term debt	(2,500)	(52,025)
Debt issuance costs paid	—	(1,064)
Cash received from issuance of common stock	2,503	1,224
Other, net	(391)	(395)
Net cash used in financing activities	(388)	(13,199)

Net increase in cash and cash equivalents	41,964	(16,074)
Cash and cash equivalents - beginning of period	43,353	57,768
Cash and cash equivalents - end of period	$85,317	$41,694
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, March 31, 2022 and September 30, 2021, and its results of operations and stockholders' equity for the three and six months ended September 30, 2022 and September 30, 2021 and its cash flows for the six months ended September 30, 2022 and September 30, 2021. All intercompany balances and transactions have been eliminated in consolidation.
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

	Three months ended September 30,		Six months ended September 30,
Net sales by geographic region:	2022	2021	2022	2021
United States	$109,273	$81,354	$216,412	$167,325
International	13,076	10,501	28,538	21,577
Total net sales	$122,349	$91,855	$244,950	$188,902
As of September 30, 2022, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
Recent accounting pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's unaudited condensed consolidated financial statements.
Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its unaudited condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and six months ended September 30, 2022 and September 30, 2021, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and six months ended September 30, 2022.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of September 30, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(61,900)	$15,700
Customer relationships – e-commerce	3 years	3,940	(3,935)	5
Trademarks	10 years	3,500	(904)	2,596
Total finite-lived intangibles		85,040	(66,739)	18,301
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(66,739)	$253,721

Information regarding the Company’s goodwill and intangible assets as of March 31, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(58,020)	$19,580
Customer relationships – e-commerce	3 years	3,940	(3,928)	12
Trademarks	10 years	3,500	(729)	2,771
Total finite-lived intangibles		85,040	(62,677)	22,363
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(62,677)	$257,783
Information regarding the Company’s goodwill and intangible assets as of September 30, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(54,140)	$23,460
Customer relationships – e-commerce	3 years	3,940	(3,921)	19
Trademarks	10 years	3,500	(554)	2,946
Total finite-lived intangibles		85,040	(58,615)	26,425
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(58,615)	$261,845
Amortization expenses on finite-lived intangible assets was $2.0 million and $4.1 million in the three and six months ended September 30, 2022 and September 30, 2021, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and six months ended September 30, 2022 and September 30, 2021.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of September 30, 2022 is as follows (in thousands):

Remainder of fiscal 2023	$4,061
2024	6,963
2025	1,230
2026	1,230
2027	1,230
Thereafter	3,587
Total	$18,301

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2022, March 31, 2022 and September 30, 2021 consisted of the following (in thousands):

	September 30, 2022	March 31, 2022	September 30, 2021
Accrued expenses	$30,277	$19,938	$20,777
Current portion of operating lease liabilities	4,458	4,391	4,233
Accrued compensation	7,216	11,532	4,315
Taxes payable	2,646	2,128	1,410
Other current liabilities	2,271	2,015	1,930
Accrued expenses and other current liabilities	$46,868	$40,004	$32,665
Note 6—Debt
The Company’s outstanding debt as of September 30, 2022, March 31, 2022 and September 30, 2021 consisted of the following (in thousands):

	September 30, 2022	March 31, 2022	September 30, 2021
Revolving credit facility(1)	$—	$—	$13,480
Term loan(1)	93,750	96,250	98,750
Finance lease obligations	1,030	1,419	1,803
Total debt(2)	94,780	97,669	114,033
Less: debt issuance costs	(695)	(803)	(914)
Total debt, net of issuance costs	94,085	96,866	113,119
Less: current portion	(5,801)	(5,786)	(19,254)
Long-term portion of debt	$88,284	$91,080	$93,865
(1) See Note 8, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement. As of September 30, 2022, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of September 30, 2022 was $100.0 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of September 30, 2022 for the Amended Term Loan Facility was approximately 4.9%.
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

Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the six months ended September 30, 2022:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2022	1,543,499	$15.05
Exercised	(279,684)	11.46
Balance as of September 30, 2022	1,263,815	$15.84	4.7	$27,526

Exercisable, September 30, 2022	1,148,700	$16.12	4.4	$24,698
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $37.62, as reported on the New York Stock Exchange on September 30, 2022.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.1 million and $0.2 million in the three and six months ended September 30, 2022, respectively, and $0.2 million and $0.5 million in the three and six months ended September 30, 2021, respectively. As of September 30, 2022, there was $0.4 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 1.5 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance- or market-based vesting conditions for the six months ended September 30, 2022:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2022	1,004,327	$9.40
Exercised	(88,300)	6.49
Canceled or forfeited	(25,800)	26.84
Balance as of September 30, 2022	890,227	$9.18	2.5	$25,320

Exercisable, September 30, 2022	890,227	$9.18	2.5	$25,320
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $37.62, as reported on the New York Stock Exchange on September 30, 2022.
As of September 30, 2022 and September 30, 2021, there was no unrecognized compensation cost related to stock options with performance-based and market-based vesting conditions.

Restricted stock and RSUs
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the six months ended September 30, 2022:

	RSUs and shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2022	2,275,742	$20.85
Granted	1,122,721	26.96
Vested	(662,230)	20.03
Canceled or forfeited	(193,278)	21.28
Balance as of September 30, 2022	2,542,955	$23.73
As of September 30, 2022, there were 341,802 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $7.9 million and $14.4 million in the three and six months ended September 30, 2022, respectively, and $4.9 million and $8.9 million in the three and six months ended September 30, 2021, respectively. As of September 30, 2022, there was $57.4 million of total unrecognized stock-based compensation cost related to unvested shares subject to RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.
As of September 30, 2022, there was $1.3 million of option proceeds not yet received.
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

The Company did not repurchase any shares during the three and six months ended September 30, 2022. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of September 30, 2022.

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

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$11,710	$5,724	$26,179	$14,000

Denominator:
Weighted-average common shares outstanding – basic	52,298,905	50,875,618	52,004,661	50,711,000
Dilutive common equivalent shares from equity awards	2,738,609	2,666,106	2,433,091	2,764,988
Weighted-average common shares outstanding – diluted	55,037,514	53,541,724	54,437,752	53,475,988

Net income per share:
Basic	$0.22	$0.11	$0.50	$0.28
Diluted	$0.21	$0.11	$0.48	$0.26
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	21,646	9,334	381,331	4,667
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

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company's adoption of ASC 842 as of September 30, 2022, March 31, 2022 and September 30, 2021 were as follows (in thousands):

	Classification	September 30, 2022	March 31, 2022	September 30, 2021
Assets
Operating lease assets	Other assets	$16,156	$18,218	$20,270
Finance lease assets (a)	Other assets	455	664	874
Total leased assets		$16,611	$18,882	$21,144
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,458	$4,391	$4,233
Finance	Current portion of long-term debt and finance lease obligations	801	786	774
Noncurrent
Operating	Long-term operating lease obligations	13,440	15,744	17,919
Finance	Long-term debt and finance lease obligations	229	633	1,029
Total lease liabilities		$18,928	$21,554	$23,955
_____________________
(a) Finance leases are recorded net of accumulated amortization of $3.2 million, $3.0 million and $2.8 million as of September 30, 2022, March 31, 2022 and September 30, 2021, respectively.
For the three and six months ended September 30, 2022 and September 30, 2021, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended September 30,		Six months ended September 30,
	Classification	2022	2021	2022	2021
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,152	$1,242	$2,309	$2,312
Finance lease cost
Amortization of leased assets	SG&A expenses	105	105	210	226
Interest on lease liabilities	Interest expense, net	8	15	18	39
Total lease cost		$1,265	$1,362	$2,537	$2,577
As of September 30, 2022, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of fiscal 2023	$2,409	$408	$2,817
2024	4,838	582	5,420
2025	4,071	58	4,129
2026	3,097	—	3,097
2027	1,441	—	1,441
Thereafter	3,225	—	3,225
Total lease payments	19,081	1,048	20,129
Less: Interest	1,183	18	1,201
Present value of lease liabilities	$17,898	$1,030	$18,928

For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of September 30, 2022 and September 30, 2021, the weighted-average remaining lease term (in years) and discount rate were as follows:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term
Operating leases	4.9 years	5.6 years
Finance leases	1.4 years	2.3 years
Weighted-average discount rate
Operating leases	2.6%	2.8%
Finance leases	2.9%	3.0%
Operating cash outflows from operating leases for the six months ended September 30, 2022 and September 30, 2021 were $2.5 million and $2.5 million, respectively.

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

Global Supply Chain Disruptions

Since the start of the COVID-19 pandemic there has been disruption to the global supply chain, including manufacturing and transportation delays due to port closures and congestion, labor and container shortages, and shipment delays. As a result, we have experienced higher transportation costs. In response to these higher costs, we increased prices on a portion of our products in March 2022 to help mitigate the impact on our business. Further increases in transportation costs could have an unfavorable impact on our results. Additionally, delays or further disruption to the global supply chain could cause lost sales due to out of stocks or unfavorably impact our ability to service consumer demand.

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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales	$122,349	$91,855	$244,950	$188,902
Cost of sales	42,789	33,870	82,405	69,011
Gross profit	79,560	57,985	162,545	119,891
Selling, general and administrative expenses	64,183	50,447	125,738	101,196
Restructuring expense	—	96	—	82
Operating income	15,377	7,442	36,807	18,613
Other expense, net	(1,262)	(646)	(2,925)	(808)
Interest expense, net	(786)	(597)	(1,449)	(1,342)
Loss on extinguishment of debt	—	—	—	(460)
Income before provision for income taxes	13,329	6,199	32,433	16,003
Income tax provision	(1,619)	(475)	(6,254)	(2,003)
Net income	$11,710	$5,724	$26,179	$14,000
Comprehensive income	$11,710	$5,724	$26,179	$14,000

	Three months ended September 30,		Six months ended September 30,
(percentage of net sales)	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of sales	35%	37%	34%	37%
Gross margin	65%	63%	66%	63%
Selling, general and administrative expenses	52%	55%	51%	54%
Restructuring expense	—%	—%	—%	—%
Operating income	13%	8%	15%	10%
Other expense, net	(1)%	(1)%	(1)%	—%
Interest expense, net	(1)%	(1)%	(1)%	(1)%
Loss on extinguishment of debt	—%	—%	—%	—%
Income before provision for income taxes	11%	7%	13%	8%
Income tax provision	(1)%	(1)%	(3)%	(1)%
Net income	10%	6%	11%	7%
Comprehensive income	10%	6%	11%	7%

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021
Net sales
Net sales increased 33%, or $30.5 million, to $122.3 million for the three months ended September 30, 2022, from $91.9 million for the three months ended September 30, 2021. The increase was driven by strength across both our retailer and e-commerce channels. Net sales increased $25.6 million, or 31%, in our retailer channels and increased $4.9 million, or 62% in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $6.9 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $23.6 million increase in net sales as compared to the three months ended September 30, 2021.

Gross profit
Gross profit increased $21.6 million, or 37%, to $79.6 million for the three months ended September 30, 2022, compared to $58.0 million for the three months ended September 30, 2021. Higher average item price and mix accounted for approximately $17.1 million of the increase to gross profit, with the remaining $4.3 million driven by volume. Gross margin increased to 65% from 63% when compared to the three months ended September 30, 2021. The increase in gross margin rate was primarily driven by price increases, cost savings and product mix, partially offset by inventory adjustments and higher transportation costs in the three months ended September 30, 2022.

Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") were $64.2 million for the three months ended September 30, 2022, an increase of $13.7 million, or 27%, from $50.4 million for the three months ended September 30, 2021. SG&A expenses as a percentage of net sales decreased to 52% for the three months ended September 30, 2022 from 55% for the three months ended September 30, 2021. The $13.7 million increase was primarily related to increased compensation and benefits of $6.3 million, an increase in marketing and digital spend of $4.3 million, and increased operations costs of $2.0 million.

Other expense, net
Other expense, net totaled $1.3 million for the three months ended September 30, 2022, as compared to other expense of $0.6 million for the three months ended September 30, 2021. The year-over-year variance was primarily related to unfavorable foreign exchange rate movements, impacting cash and receivables, driving an unrealized loss in the quarter.

Interest expense, net
Interest expense, net increased $0.2 million, or 32%, to $0.8 million for the three months ended September 30, 2022, as compared to $0.6 million for the three months ended September 30, 2021. This increase was mainly due to the increased interest rate on outstanding debt, partially offset by interest earned on our cash balances.

Income tax provision
The provision for income taxes was $1.6 million, or an effective rate of 12.1%, for the three months ended September 30, 2022, as compared to a provision of $0.5 million, or an effective rate of 7.6%, for the three months ended September 30, 2021. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $7.1 million, partially offset by an increase in discrete tax benefit of $1.1 million, primarily related to stock-based compensation.
Comparison of the six months ended September 30, 2022 to the six months ended September 30, 2021
Net sales
Net sales increased $56.0 million, or 30%, to $245.0 million for the six months ended September 30, 2022, compared to $188.9 million for the six months ended September 30, 2021. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $48.2 million, or 28%, in our retailer channels and increased $7.8 million, or 42%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $17.6 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $38.4 million increase in net sales as compared to the six months ended September 30, 2021.
Gross profit
Gross profit increased $42.7 million, or 36%, to $162.5 million for the six months ended September 30, 2022, compared to $119.9 million for the six months ended September 30, 2021. Higher average item price and mix accounted for approximately $31.5 million of the increase to gross profit, with the remaining $11.2 million driven by volume. Gross margin increased to 66% from 63% when compared to the six months ended September 30, 2021. The increase in gross margin rate in the six months ended September 30, 2022 was primarily driven by price increases, cost savings, and favorable product mix, partially offset by inventory adjustments and higher transportation costs.

Selling, general and administrative expenses
SG&A expenses were $125.7 million for the six months ended September 30, 2022, an increase of $24.5 million, or 24%, from $101.2 million for the six months ended September 30, 2021. SG&A expenses as a percentage of net sales decreased to 51% for the six months ended September 30, 2022 from 54% for the six months ended September 30, 2021. The $24.5 million increase was primarily related to increased compensation and benefits of $11.7 million, an increase in marketing and digital spend of $7.9 million, and increased operations costs of $2.1 million.

Other expense, net
Other expense, net totaled $2.9 million for the six months ended September 30, 2022, as compared to other expense of $0.8 million for the six months ended September 30, 2021. The year-over-year variance was primarily related to unfavorable foreign exchange rate movements, impacting cash and receivables, driving an unrealized loss in the quarter.

Interest expense, net
Interest expense, net increased $0.1 million, or 8%, to $1.4 million for the six months ended September 30, 2022, as compared to $1.3 million for the six months ended September 30, 2021. This increase was mainly due to the increased interest rate on outstanding debt, partially offset by interest earned on our cash balances.

Income tax provision
The provision for income taxes was $6.3 million, or an effective rate of 19.3% for the six months ended September 30, 2022, as compared to a provision of $2.0 million, or an effective rate of 12.5% for the six months ended September 30, 2021. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $16.4 million, partially offset by an increase in discrete tax benefit of $0.9 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of September 30, 2022, we had $85.3 million of cash and cash equivalents. In addition, as of September 30, 2022, we had borrowing capacity of $100.0 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, compensation and benefits, distribution costs, advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of September 30, 2022, we had working capital, excluding cash, of $90.1 million, compared to $84.7 million as of March 31, 2022. Working capital, excluding cash and debt, was $95.9 million and $90.4 million as of September 30, 2022 and March 31, 2022, respectively.

We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. If necessary, we can borrow funds under our Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A “Risk factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be based on our ability to provide innovative products to our customers, manage production and our supply chain.
Cash flows

	Six months ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$43,046	$774
Investing activities	(694)	(3,649)
Financing activities	(388)	(13,199)
Net increase in cash:	$41,964	$(16,074)
Cash provided by operating activities
For the six months ended September 30, 2022, net cash provided by operating activities was $43.0 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $53.0 million and an increase in operating assets and liabilities as shown on the statement of cash flows of $10.0 million. The increase in operating assets and liabilities was primarily driven by a $9.6 million increase of prepaid expense and other assets, an $8.3 million increase in accounts receivable, and a $2.1 million decrease in other liabilities. This was partially offset by a $6.8 million increase in accounts payable and accrued expenses and a $3.2 million decrease related to inventory.

For the six months ended September 30, 2021, net cash provided by operating activities was $0.8 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $39.4 million and an increase in operating assets and liabilities as shown on the statement of cash flows of $38.6 million.

Cash used in investing activities
For the six months ended September 30, 2022, net cash used in investing activities was $0.7 million. The change was primarily driven by a decrease in capital expenditures related to machinery, equipment and software during the six months ended September 30, 2022, as compared to net cash used in investing activities of $3.6 million during the six months ended September 30, 2021.
Cash used in financing activities
For the six months ended September 30, 2022, net cash used in financing activities was $0.4 million and was primarily driven by repayment of the term loan facility, partially offset by cash received from the exercise of stock options.
For the six months ended September 30, 2021, net cash used in financing activities was $13.2 million and was primarily related to repayment of the revolving line of credit and the term loan facilities, partially offset by proceeds from the amended revolving line of credit and the Amended term loan facility and cash received from the exercise of stock options.
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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of September 30, 2022 was $100.0 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of September 30, 2022 for the Amended Term Loan Facility was approximately 4.9%.
The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of September 30, 2022, we were in compliance with all financial covenants under the Amended Credit Agreement.
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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of September 30, 2022, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and conclude that there have been no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal proceedings.
We are from time to time subject to, and are presently involved in, legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently a party to any matters that management expects will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many beauty brands under ownership and independent beauty and skincare brands, including those that may target the latest trends or specific distribution channels. Competition in the beauty industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels.

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

The full extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments that are highly uncertain and unpredictable, including the timing, acceptance and efficacy of vaccinations and possible achievement of herd immunity in various locations, the occurrence of virus mutations and variants, the pandemic's impact on capital and financial markets and consumer behavior, including the impacts of any recession or inflationary pressures, and any new information that may emerge concerning the virus, vaccines and containment, all of which may vary across regions.

Risk factors related to our financial condition

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of September 30, 2022, we had a total of $94.8 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $100.0 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

We are subject to the income tax laws of the United States and several international jurisdictions. Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence, could materially and adversely affect our business, financial condition and results of operations. In addition, as we continue to expand our business internationally, the application and implementation of existing, new or future international laws could materially and adversely affect our business, financial condition and results of operations. Current economic and political conditions make tax rules in any jurisdiction, including those in which we operate, subject to significant change. For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations which will be effective for taxable years beginning after December 31, 2022, and a 1% excise tax on share repurchases after December 31, 2022. While these tax law changes are not expected to have a material adverse effect on our results of operations going forward, it is unclear how this legislation will be implemented by the U.S. Department of Treasury and what, if any, impact it will have on our effective tax rate. We will continue to evaluate the impact of the Inflation Reduction Act as further information becomes available.

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

We have in place technical and organizational measures to maintain the security and safety of critical proprietary, personal, employee, customer and financial data which we continue to maintain and upgrade to industry standards. However, advances in technology, the pernicious ingenuity of criminals, new exposures via cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or personal data. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or mobile applications or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. We are not aware of any material breach or compromise of the personal data of consumers, but we have been subject to attacks (e.g. phishing, denial of service) in the past and cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of September 30, 2022, we had 80 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. For example, the U.S. Congress recently passed the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region ("XUAR"). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

Adverse economic conditions in any of the countries in which we conduct significant business could negatively affect our business, financial condition and results of operations.

Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the United Kingdom, China or any of the other countries in which we conduct significant business, such as an economic recession, depression or downturn, periods of inflation, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

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

We continue to monitor the situation in Ukraine and are assessing its impact on our business, including our business partners and customers. We do not sell our products in Russia and, to date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could affect our business, financial condition and results of operations.

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

For example, the UK General Data Protection Regulation (the “UK GDPR”) and the European Union’s General Data Protection Regulation (the “GDPR”) applies to companies that offer goods or services to, or monitor the behavior of, individuals in the United Kingdom or the European Economic Area (the “EEA”), as applicable, and imposes comprehensive data privacy compliance obligations in relation to the collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Failure to comply with the GDPR could result in penalties for noncompliance of up to the greater of EUR 20 million/GBP 17.5 million or 4% of our global annual turnover, and companies can be fined under each of these regimes independently in respect of the same breach. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).

Furthermore, the California Consumer Privacy Act (the “CCPA”) requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, affords California consumers new abilities to opt out of certain disclosures of personal information and also establishes significant penalties for noncompliance. Additionally, in November 2020, California voters passed the California Privacy Rights Act (the “CPRA”). The CPRA, which will take effect on January 1, 2023, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The effects of the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.

We are also subject to European Union and United Kingdom (“UK”) rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the US. In addition, on June 4, 2021, the European Commission published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022. We may be required to implement the revised standard contractual clauses in relation to various business arrangements within the relevant time frames, which could increase our compliance costs.

The United Kingdom’s Information Commissioner’s Office has also published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation is mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR, in relation to relevant existing contracts and certain additional contracts and vendor and/or customer arrangements, within the relevant time frames. These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to the US. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business and could harm our business, financial condition and results of operations.

In addition, on June 28, 2021, the European Commission adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

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

We had approximately 197.6 million shares of common stock authorized but unissued and 52.9 million shares of common stock outstanding as of October 28, 2022. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

In addition, in May 2019, we announced that our board of directors authorized a share repurchase program allowing us to repurchase up to $25 million of our outstanding shares of common stock (“Share Repurchase Program”), of which approximately $17.1 million remains available for future share repurchases as of September 30, 2022. Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program may be suspended or discontinued at any time and there is no guarantee that any shares will be purchased under the Share Repurchase Program.

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

The holders of up to 3,232,516 shares of our common stock, or approximately 6% of our outstanding common stock based on shares outstanding as of October 28, 2022, are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, certain family trusts of our Chairman and Chief Executive Officer, Tarang Amin, have the right, subject to certain conditions, to require us to file registration statements covering its or their shares.

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

We did not repurchase any shares during the three months ended September 30, 2022, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of September 30, 2022.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.l.f. Beauty, Inc.

November 3, 2022	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

November 3, 2022	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)