Form 10-Q
period 2022-12-31
e.l.f. Beauty, Inc.
filed 2023-02-02
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 27, 2023 was 53,294,702 shares.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” ”believe,” “contemplate,” “continue,” "could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk factors” in Part II, Item 1A of this Quarterly Report and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

•Adverse economic conditions in the United States or any of the other countries in which we conduct significant business could negatively affect our business, financial condition and results of operations.

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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	December 31, 2022	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$87,021	$43,353	$32,889
Accounts receivable, net	66,237	45,567	47,180
Inventory, net	81,250	84,498	85,248
Prepaid expenses and other current assets	28,382	19,611	19,808
Total current assets	262,890	193,029	185,125
Property and equipment, net	8,726	10,577	12,231
Intangible assets, net	80,071	86,163	88,194
Goodwill	171,620	171,620	171,620
Investments	2,875	2,875	2,875
Other assets	29,743	30,368	30,905
Total assets	$555,925	$494,632	$490,950

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,690	$5,786	$5,780
Accounts payable	32,049	19,227	22,756
Accrued expenses and other current liabilities	49,798	40,004	33,977
Total current liabilities	87,537	65,017	62,513
Long-term debt and finance lease obligations	62,177	91,080	92,474
Deferred tax liabilities	7,783	9,593	13,078
Long-term operating lease obligations	12,329	15,744	16,659
Other long-term liabilities	795	769	758
Total liabilities	170,621	182,203	185,482

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2022, March 31, 2022 and December 31, 2021; 53,165,462, 52,243,764 and 52,120,683 shares issued and outstanding as of December 31, 2022, March 31, 2022 and December 31, 2021, respectively	528	515	512
Additional paid-in capital	823,021	795,443	790,041
Accumulated deficit	(438,245)	(483,529)	(485,085)
Total stockholders' equity	385,304	312,429	305,468
Total liabilities and stockholders' equity	$555,925	$494,632	$490,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Net sales	$146,537	$98,118	$391,487	$287,020
Cost of sales	47,812	33,777	130,217	102,788
Gross profit	98,725	64,341	261,270	184,232
Selling, general and administrative expenses	75,434	55,384	201,172	156,580
Restructuring (income) expense	—	(14)	—	68
Operating income	23,291	8,971	60,098	27,584
Other income and expenses, net	730	(146)	(2,195)	(954)
Interest expense, net	(463)	(570)	(1,912)	(1,912)
Loss on extinguishment of debt	(176)	—	(176)	(460)
Income before provision for income taxes	23,382	8,255	55,815	24,258
Income tax provision	(4,277)	(2,041)	(10,531)	(4,044)
Net income	$19,105	$6,214	$45,284	$20,214
Comprehensive income	$19,105	$6,214	$45,284	$20,214

Net income per share:
Basic	$0.36	$0.12	$0.87	$0.40
Diluted	$0.34	$0.12	$0.82	$0.38
Weighted average shares outstanding:
Basic	52,707,406	51,072,639	52,239,761	50,831,985
Diluted	55,840,137	53,891,438	54,906,065	53,614,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2022	51,524,307	$515	$795,443	$(483,529)	$312,429
Net income	—	—	—	14,469	14,469
Stock-based compensation	—	—	6,549	—	6,549
Exercise of stock options and vesting of restricted stock	558,336	2	—	—	2
Balance as of June 30, 2022	52,082,643	$517	$801,992	$(469,060)	$333,449
Net income	—	—	—	11,710	11,710
Stock-based compensation	—	—	8,022	—	8,022
Exercise of stock options and vesting of restricted stock	471,966	8	3,771	—	3,779
Balance as of September 30, 2022	52,554,609	$525	$813,785	$(457,350)	$356,960
Net income	—	—	—	19,105	19,105
Stock-based compensation	—	—	7,239	—	7,239
Exercise of stock options and vesting of restricted stock	269,051	3	1,997	—	2,000
Balance as of December 31, 2022	52,823,660	$528	$823,021	$(438,245)	$385,304

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2021	50,400,510	$504	$774,441	$(505,299)	$269,646
Net income	—	—	—	8,276	8,276
Stock-based compensation	—	—	4,190	—	4,190
Exercise of stock options and vesting of restricted stock	358,575	4	506	—	510
Balance as of June 30, 2021	50,759,085	$508	$779,137	$(497,023)	$282,622
Net income	—	—	—	5,724	5,724
Stock-based compensation	—	—	5,033	—	5,033
Exercise of stock options and vesting of restricted stock	290,418	3	711	—	714
Balance as of September 30, 2021	51,049,503	$511	$784,881	$(491,299)	$294,093
Net income	—	—	—	6,214	6,214
Stock-based compensation	—	—	5,149	—	5,149
Exercise of stock options and vesting of restricted stock	84,819	1	11	—	12
Balance as of December 31, 2021	51,134,322	$512	$790,041	$(485,085)	$305,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Nine months ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$45,284	$20,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,496	20,317
Restructuring expense	—	68
Stock-based compensation expense	21,833	14,598
Amortization of debt issuance costs and discount on debt	271	304
Deferred income taxes	(1,819)	(401)
Loss on extinguishment of debt	176	460
Other, net	(1)	457
Changes in operating assets and liabilities:
Accounts receivable	(20,620)	(7,211)
Inventory	3,248	(28,390)
Prepaid expenses and other assets	(15,223)	(8,585)
Accounts payable and accrued expenses	22,610	(691)
Other liabilities	(3,254)	(3,314)
Net cash provided by operating activities	69,001	7,826

Cash flows from investing activities:
Purchase of property and equipment	(1,647)	(4,596)
Net cash used in investing activities	(1,647)	(4,596)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	26,480
Repayment of revolving line of credit	—	(26,480)
Proceeds from long-term debt	—	25,581
Repayment of long-term debt	(28,750)	(53,275)
Debt issuance costs paid	—	(1,064)
Cash received from issuance of common stock	5,652	1,236
Other, net	(588)	(587)
Net cash used in financing activities	(23,686)	(28,109)

Net increase (decrease) in cash and cash equivalents	43,668	(24,879)
Cash and cash equivalents - beginning of period	43,353	57,768
Cash and cash equivalents - end of period	$87,021	$32,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1—Nature of operations
e.l.f. Beauty, Inc., a Delaware corporation, (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”) is a multi-brand beauty company that offers inclusive, accessible, clean and cruelty-free cosmetics and skincare products. Our mission is to make the best of beauty accessible to every eye, lip, face and skin concern.
We believe our ability to deliver 100% cruelty-free, clean, premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our value proposition, innovation engine, ability to attract and engage consumers, as well as our world-class team’s ability to execute with speed, has positioned us well to navigate a rapidly changing landscape in beauty.

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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2022, March 31, 2022 and December 31, 2021, and its results of operations and stockholders' equity for the three and nine months ended December 31, 2022 and December 31, 2021 and its cash flows for the nine months ended December 31, 2022 and December 31, 2021. All intercompany balances and transactions have been eliminated in consolidation.
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

	Three months ended December 31,		Nine months ended December 31,
Net sales by geographic region:	2022	2021	2022	2021
United States	$127,457	$87,367	$343,869	$254,691
International	19,080	10,751	47,618	32,329
Total net sales	$146,537	$98,118	$391,487	$287,020
As of December 31, 2022, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
Recent accounting pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's unaudited condensed consolidated financial statements.
Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its unaudited condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the three and nine months ended December 31, 2022 and December 31, 2021, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the three and nine months ended December 31, 2022.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of December 31, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(63,840)	$13,760
Customer relationships – e-commerce	3 years	3,940	(3,938)	2
Trademarks	10 years	3,500	(991)	2,509
Total finite-lived intangibles		85,040	(68,769)	16,271
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(68,769)	$251,691

Information regarding the Company’s goodwill and intangible assets as of March 31, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(58,020)	$19,580
Customer relationships – e-commerce	3 years	3,940	(3,928)	12
Trademarks	10 years	3,500	(729)	2,771
Total finite-lived intangibles		85,040	(62,677)	22,363
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(62,677)	$257,783
Information regarding the Company’s goodwill and intangible assets as of December 31, 2021 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(56,080)	$21,520
Customer relationships – e-commerce	3 years	3,940	(3,924)	16
Trademarks	10 years	3,500	(642)	2,858
Total finite-lived intangibles		85,040	(60,646)	24,394
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(60,646)	$259,814
Amortization expenses on finite-lived intangible assets was $2.0 million and $6.1 million in the three and nine months ended December 31, 2022 and December 31, 2021, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and nine months ended December 31, 2022 and December 31, 2021.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of December 31, 2022 is as follows (in thousands):

Remainder of fiscal 2023	$2,030
2024	6,963
2025	1,230
2026	1,230
2027	1,230
Thereafter	3,588
Total	$16,271

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2022, March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	December 31, 2022	March 31, 2022	December 31, 2021
Accrued expenses	$26,802	$19,938	$18,516
Current portion of operating lease liabilities	4,528	4,391	4,243
Accrued compensation	10,591	11,532	6,180
Taxes payable	5,076	2,128	2,017
Other current liabilities	2,801	2,015	3,021
Accrued expenses and other current liabilities	$49,798	$40,004	$33,977
Note 6—Debt
The Company’s outstanding debt as of December 31, 2022, March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	December 31, 2022	March 31, 2022	December 31, 2021
Term loan(1)	$67,500	$96,250	$97,500
Finance lease obligations	832	1,419	1,612
Total debt(2)	68,332	97,669	99,112
Less: debt issuance costs	(465)	(803)	(858)
Total debt, net of issuance costs	67,867	96,866	98,254
Less: current portion	(5,690)	(5,786)	(5,780)
Long-term portion of debt	$62,177	$91,080	$92,474
(1) See Note 8, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Senior Secured Credit Agreement. As of December 31, 2022, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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
The Amended Credit Agreement has a five year term and consists of (i) a $100.0 million revolving credit facility (the “Amended Revolving Credit Facility”) and (ii) a $100.0 million term loan facility (the “Amended Term Loan Facility”). The Company's prior credit agreement consisted of a $165.0 million term loan and a $50.0 million revolving credit facility.
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7.0 million letter of credit and a $5.0 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100.0 million. The unused balance of the Amended Revolving Credit Facility as of December 31, 2022 was $100.0 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of December 31, 2022 for the Amended Term Loan Facility was approximately 6.0%.
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
In the three and nine months ended December 31, 2022, the Company recognized a loss on extinguishment of debt of $176 thousand, primarily related partial prepayment of term loan borrowings in the amount of $25.0 million.

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

Note 8—Stock-based compensation
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition for the nine months ended December 31, 2022:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2022	1,543,499	$15.05
Exercised	(383,634)	12.97
Balance as of December 31, 2022	1,159,865	$15.73	4.4	$45,894

Exercisable, December 31, 2022	1,044,750	$16.03	4.1	$41,030
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $55.30, as reported on the New York Stock Exchange on December 31, 2022.
The Company recognized stock-based compensation cost related to service-based vesting options of $0.1 million and $0.3 million in the three and nine months ended December 31, 2022, respectively, and $0.2 million and $0.7 million in the three and nine months ended December 31, 2021, respectively. As of December 31, 2022, there was $0.3 million of total unrecognized stock-based compensation cost related to unvested service-based stock options, which is expected to be recognized over the remaining weighted-average period of 1.2 years. All stock-based compensation cost is recorded in selling, general and administrative expenses.
Performance-based and market-based vesting stock options
The following table summarizes the activity for stock options that vest based upon the satisfaction of performance- or market-based vesting conditions for the nine months ended December 31, 2022:

	Shares subject to options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands)
Balance as of March 31, 2022	1,004,327	$9.40
Exercised	(212,528)	3.77
Canceled or forfeited	(25,800)	26.84
Balance as of December 31, 2022	765,999	$10.37	2.4	$34,418

Exercisable, December 31, 2022	765,999	$10.37	2.4	$34,418
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the Company's closing stock price of $55.30, as reported on the New York Stock Exchange on December 31, 2022.
As of December 31, 2022 and December 31, 2021, there was no unrecognized compensation cost related to stock options with performance-based and market-based vesting conditions.

Restricted stock and RSUs
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the nine months ended December 31, 2022:

	RSUs and shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2022	2,275,742	$20.85
Granted	1,156,431	27.73
Vested	(703,103)	20.07
Canceled or forfeited	(229,080)	22.01
Balance as of December 31, 2022	2,499,990	$24.14
As of December 31, 2022, there were 341,802 unvested shares subject to RSAs outstanding.
The Company recognized stock-based compensation cost related to RSAs and RSUs of $7.2 million and $21.6 million in the three and nine months ended December 31, 2022, respectively, and $5.0 million and $13.9 million in the three and nine months ended December 31, 2021, respectively. As of December 31, 2022, there was $51.2 million of total unrecognized stock-based compensation cost related to unvested shares subject to RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
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

The Company did not repurchase any shares during the three and nine months ended December 31, 2022. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of December 31, 2022.

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

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Numerator:
Net income	$19,105	$6,214	$45,284	$20,214

Denominator:
Weighted-average common shares outstanding – basic	52,707,406	51,072,639	52,239,761	50,831,985
Dilutive common equivalent shares from equity awards	3,132,731	2,818,799	2,666,304	2,782,925
Weighted-average common shares outstanding – diluted	55,840,137	53,891,438	54,906,065	53,614,910

Net income per share:
Basic	$0.36	$0.12	$0.87	$0.40
Diluted	$0.34	$0.12	$0.82	$0.38
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	9,215	—	257,292	3,111
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

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company's adoption of ASC 842 as of December 31, 2022, March 31, 2022 and December 31, 2021 were as follows (in thousands):

	Classification	December 31, 2022	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Other assets	$15,120	$18,218	$18,982
Finance lease assets (a)	Other assets	350	664	769
Total leased assets		$15,470	$18,882	$19,751
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,528	$4,391	$4,243
Finance	Current portion of long-term debt and finance lease obligations	690	786	780
Noncurrent
Operating	Long-term operating lease obligations	12,329	15,744	16,659
Finance	Long-term debt and finance lease obligations	142	633	832
Total lease liabilities		$17,689	$21,554	$22,514
_____________________
(a) Finance leases are recorded net of accumulated amortization of $3.3 million, $3.0 million and $2.9 million as of December 31, 2022, March 31, 2022 and December 31, 2021, respectively.
For the three and nine months ended December 31, 2022 and December 31, 2021, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended December 31,		Nine months ended December 31,
	Classification	2022	2021	2022	2021
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,149	$1,221	$3,458	$3,533
Finance lease cost
Amortization of leased assets	SG&A expenses	105	105	315	331
Interest on lease liabilities	Interest expense, net	7	13	25	52
Total lease cost		$1,261	$1,339	$3,798	$3,916
As of December 31, 2022, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of fiscal 2023	$1,252	$204	$1,456
2024	4,849	582	5,431
2025	4,071	58	4,129
2026	3,097	—	3,097
2027	1,441	—	1,441
Thereafter	3,218	—	3,218
Total lease payments	17,928	844	18,772
Less: Interest	1,071	12	1,083
Present value of lease liabilities	$16,857	$832	$17,689

For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of December 31, 2022 and December 31, 2021, the weighted-average remaining lease term (in years) and discount rate were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	4.7 years	5.4 years
Finance leases	1.1 years	2.1 years
Weighted-average discount rate
Operating leases	2.6%	2.8%
Finance leases	2.8%	3.0%
Operating cash outflows from operating leases for the nine months ended December 31, 2022 and December 31, 2021 were $3.6 million and $3.9 million, respectively.

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
Overview and Business Trends

We are a multi-brand beauty company that offers inclusive, accessible, clean and cruelty-free cosmetics and skincare products. Our mission is to make the best of beauty accessible to every eye, lip, face and skin concern.

We believe our ability to deliver 100% cruelty-free, clean, premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our value proposition, innovation engine, ability to attract and engage consumers, as well as our world-class team’s ability to execute with speed, has positioned us well to navigate a rapidly changing landscape in beauty.

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

Global Supply Chain Disruptions

Since the start of the COVID-19 pandemic there has been disruption to the global supply chain, including manufacturing and transportation delays due to port closures and congestion, labor and container shortages, and shipment delays. As a result, we have experienced higher transportation costs. In response to these higher costs, we increased prices on a portion of our products in March 2022 to help mitigate the impact on our business. Further increases in transportation or other costs could have an unfavorable impact on our results. Additionally, delays or further disruption to the global supply chain could cause lost sales due to out of stocks or unfavorably impact our ability to service consumer demand.

Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season and customer shelf reset activities, respectively. Lower inventory builds from our retailers in preparation for the holiday season or shifts in customer shelf reset activity could have a disproportionate effect on our results of operations for the entire fiscal year. To support anticipated higher sales during the third and fourth fiscal quarters, we make investments in working capital to ensure inventory levels can support demand. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or impact our liquidity.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2022	2021	2022	2021
Net sales	$146,537	$98,118	$391,487	$287,020
Cost of sales	47,812	33,777	130,217	102,788
Gross profit	98,725	64,341	261,270	184,232
Selling, general and administrative expenses	75,434	55,384	201,172	156,580
Restructuring (income) expense	—	(14)	—	68
Operating income	23,291	8,971	60,098	27,584
Other income and expenses, net	730	(146)	(2,195)	(954)
Interest expense, net	(463)	(570)	(1,912)	(1,912)
Loss on extinguishment of debt	(176)	—	(176)	(460)
Income before provision for income taxes	23,382	8,255	55,815	24,258
Income tax provision	(4,277)	(2,041)	(10,531)	(4,044)
Net income	$19,105	$6,214	$45,284	$20,214
Comprehensive income	$19,105	$6,214	$45,284	$20,214

	Three months ended December 31,		Nine months ended December 31,
(percentage of net sales)	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of sales	33%	34%	33%	36%
Gross margin	67%	66%	67%	64%
Selling, general and administrative expenses	51%	56%	51%	55%
Restructuring (income) expense	—%	—%	—%	—%
Operating income	16%	9%	15%	10%
Other income and expenses, net	—%	—%	(1)%	—%
Interest expense, net	—%	(1)%	—%	(1)%
Loss on extinguishment of debt	—%	—%	—%	—%
Income before provision for income taxes	16%	8%	14%	8%
Income tax provision	(3)%	(2)%	(3)%	(1)%
Net income	13%	6%	12%	7%
Comprehensive income	13%	6%	12%	7%

Comparison of the three months ended December 31, 2022 to the three months ended December 31, 2021
Net sales
Net sales increased $48.4 million, or 49%, to $146.5 million for the three months ended December 31, 2022, from $98.1 million for the three months ended December 31, 2021. The increase was driven by strength across both our retailer and e-commerce channels. Net sales increased $42.3 million, or 49%, in our retailer channels and $6.1 million, or 54%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $26.9 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $21.5 million increase in net sales as compared to the three months ended December 31, 2021.

Gross profit
Gross profit increased $34.4 million, or 53%, to $98.7 million for the three months ended December 31, 2022, compared to $64.3 million for the three months ended December 31, 2021. Higher average item price and mix accounted for approximately $16.7 million of the increase to gross profit, with the remaining $17.7 million driven by volume. Gross margin increased to 67% from 66% when compared to the three months ended December 31, 2021. The increase in gross margin rate was primarily driven by price increases, cost savings and product mix, partially offset by inventory adjustments and costs related to space gains and Spring shelf resets in the three months ended December 31, 2022.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") were $75.4 million for the three months ended December 31, 2022, an increase of $20.1 million, or 36%, from $55.4 million for the three months ended December 31, 2021. SG&A expenses as a percentage of net sales decreased to 51% for the three months ended December 31, 2022 from 56% for the three months ended December 31, 2021. The $20.1 million increase was primarily related to an increase in marketing and digital spend of $10.5 million, increased compensation and benefits of $5.3 million, increased operations costs of $2.6 million, and increased retail fixturing and visual merchandising costs of $2.2 million.
Other income and expenses, net
Other income and expenses, net totaled $0.7 million of income for the three months ended December 31, 2022, as compared to other expenses of $0.1 million for the three months ended December 31, 2021. The year-over-year variance was primarily related to foreign exchange rate movements, impacting receivables, driving an unrealized gain in the quarter.

Interest expense, net
Interest expense, net decreased $0.1 million, or 19%, to $0.5 million for the three months ended December 31, 2022, as compared to $0.6 million for the three months ended December 31, 2021. This decrease was mainly due to increased interest earned on our cash balances and a lower average loan balance, more than offsetting higher interest rates.

Income tax provision
The provision for income taxes was $4.3 million, or an effective rate of 18.3%, for the three months ended December 31, 2022, as compared to a provision of $2.0 million, or an effective rate of 24.6%, for the three months ended December 31, 2021. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $15.1 million, partially offset by an increase in discrete tax benefit of $2.4 million, primarily related to stock-based compensation.
Comparison of the nine months ended December 31, 2022 to the nine months ended December 31, 2021
Net sales
Net sales increased $104.5 million, or 36%, to $391.5 million for the nine months ended December 31, 2022, compared to $287.0 million for the nine months ended December 31, 2021. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $90.5 million, or 35%, in our retailer channels and increased $14.0 million, or 47%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $43.8 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $60.6 million in net sales as compared to the nine months ended December 31, 2021.
Gross profit
Gross profit increased $77.0 million, or 42%, to $261.3 million for the nine months ended December 31, 2022, compared to $184.2 million for the nine months ended December 31, 2021. Higher average item price and mix accounted for approximately $48.9 million of the increase to gross profit, with the remaining $28.1 million driven by volume. Gross margin increased to 67% from 64% when compared to the nine months ended December 31, 2021. The increase in gross margin rate in the nine months ended December 31, 2022 was primarily driven by price increases, cost savings and product mix, partially offset by inventory adjustments and higher transportation costs.

Selling, general and administrative expenses
SG&A expenses were $201.2 million for the nine months ended December 31, 2022, an increase of $44.6 million, or 28%, from $156.6 million for the nine months ended December 31, 2021. SG&A expenses as a percentage of net sales decreased to 51% for the nine months ended December 31, 2022 from 55% for the nine months ended December 31, 2021. The $44.6 million increase was primarily related to an increase in marketing and digital spend of $18.4 million, increased compensation and benefits of $17.0 million, increased operations costs of $4.7 million, and increased retail fixturing and visual merchandising costs of $2.6 million.

Other income and expenses, net
Other expense, net totaled $2.2 million for the nine months ended December 31, 2022, as compared to other expense of $1.0 million for the nine months ended December 31, 2021. The year-over-year variance was primarily related to unfavorable foreign exchange rate movements, impacting cash and receivables, driving an unrealized loss in the period.
Interest expense, net
Interest expense, net was $1.9 million for the nine months ended December 31, 2022, as compared to $1.9 million for the nine months ended December 31, 2021. The impact was flat to the last year mainly due to increased interest earned on our cash balances and a lower average loan balance, offsetting higher interest rates.

Income tax provision
The provision for income taxes was $10.5 million, or an effective rate of 18.9% for the nine months ended December 31, 2022, as compared to a provision of $4.0 million, or an effective rate of 16.7% for the nine months ended December 31, 2021. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $31.6 million, partially offset by an increase in discrete tax benefit of $3.2 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of December 31, 2022, we had $87.0 million of cash and cash equivalents. In addition, as of December 31, 2022, we had borrowing capacity of $100.0 million under our Amended Revolving Credit Facility.
Our primary cash needs are for working capital, fixturing, retail product displays and digital investment. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion within or to additional retailer store locations. We expect to fund ongoing cash needs from existing cash and cash equivalents, cash generated from operations and, if necessary, draws on our Amended Revolving Credit Facility.

Our primary working capital requirements are for product and product-related costs, compensation and benefits, distribution costs, advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of December 31, 2022, we had working capital, excluding cash, of $88.3 million, compared to $84.7 million as of March 31, 2022. Working capital, excluding cash and debt, was $94.0 million and $90.4 million as of December 31, 2022 and March 31, 2022, respectively.

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
Cash flows

	Nine months ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$69,001	$7,826
Investing activities	(1,647)	(4,596)
Financing activities	(23,686)	(28,109)
Net increase (decrease) in cash:	$43,668	$(24,879)
Cash provided by operating activities
For the nine months ended December 31, 2022, net cash provided by operating activities was $69.0 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $82.2 million and an increase in operating assets and liabilities as shown on the statement of cash flows of $13.2 million. The increase in operating assets and liabilities was primarily driven by a $15.2 million increase of prepaid expense and other assets, a $20.6 million increase in accounts receivable and a $3.3 million decrease related to other liabilities. This was partially offset by a $22.6 million increase in accounts payable and accrued expenses and a $3.2 million decrease in inventory.

For the nine months ended December 31, 2021, net cash provided by operating activities was $7.8 million. This included net income before adding depreciation, amortization and other non-cash items of $56.0 million and an increase in net working capital of $48.2 million.

Cash used in investing activities
For the nine months ended December 31, 2022, net cash used in investing activities was $1.6 million. The change was primarily driven by a decrease in capital expenditures related to machinery, equipment and software during the nine months ended December 31, 2022, as compared to net cash used in investing activities of $4.6 million during the nine months ended December 31, 2021.

Cash used in financing activities
For the nine months ended December 31, 2022, net cash used in financing activities was $23.7 million and was primarily driven by prepayment on the Amended Term Loan Facility of $25.0 million, partially offset by cash received from the exercise of stock options.

For the nine months ended December 31, 2021, net cash used in financing activities was $28.1 million and was primarily driven by prepayments on the Amended Revolving Credit Facility and prior term loan facility, along with quarterly payments related to the Amended Term Loan Facility, partially offset by cash received from the exercise of stock options, and proceeds from the Amended Term Loan Facility.

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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of December 31, 2022 was $100.0 million.
Both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The interest rate as of December 31, 2022 for the Amended Term Loan Facility was approximately 6.0%.
The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2022, we were in compliance with all financial covenants under the Amended Credit Agreement.
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

Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of December 31, 2022, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and conclude that there have been no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk factors related to the beauty industry

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

Risk factors related to our growth and profitability

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

Our historical growth should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic imperatives, we may not be able to sustain profitability. In future periods, our revenue could decline, or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:

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

•our products may be the subject of regulatory actions, including but not limited to actions by the Food and Drug Administration ("FDA"), the Federal Trade Commission (“FTC”) and the Consumer Product Safety Commission (“CPSC”) in the United States;

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

Risk factors related to our business operations and macroeconomic conditions

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

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts to estimate demand for and popularity of various products to make purchasing decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or components. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations. See also “—Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.”

The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

The COVID-19 virus and its variant strains continue to spread and impact the United States and other countries globally. Related government and private sector responsive actions, as well as changes in consumer shopping behaviors, have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

While COVID-19 vaccination efforts are ongoing, the timing, speed, acceptance, and efficacy of vaccinations along with government and private sector responsive actions to the spread of the virus as a result of new variants remain unpredictable. In 2022, for example, Chinese government officials implemented a strict quarantine requirement in Shanghai, China that impacted our employees there, requiring them to work exclusively at-home, as well as some of our suppliers, and additional COVID-19 lockdown restrictions in China may be implemented in the future. As China recently shifted from its “zero-COVID” policy to a “living with COVID” policy by removing mandatory centralized quarantine, compulsory testing, and sweeping lockdowns, there has been a surge in COVID cases in China. Our suppliers and distribution centers currently remain open, but there is risk that any of these facilities may become less productive or encounter disruptions due to employees at the facilities becoming infected with the COVID-19 virus, and/or these facilities may no longer be allowed to operate based on directives from public health officials or government authorities in the United States, China or other jurisdictions.

The uncertainty around the duration of business disruptions and the extent of the spread of the COVID-19 pandemic in the United States, China and to other areas of the world will likely continue to adversely impact the national and global economy and negatively impact consumer spending and shopping behaviors. Decreased activity at our retailers could result in a decrease in sales of our products, which in turn could adversely affect our business, financial condition and results of operations.

COVID-19 vaccines are now broadly distributed and administered, and we require all U.S. employees to either be fully vaccinated or to provide a negative result on a COVID-19 test prior to participating in person on any Company business and/or entering any of our offices. We also implement the same requirements for any vendors or contractors who engage in meetings or business activities in any of our offices. Our COVID-19 vaccine and testing policy may cause us to have difficulty recruiting new employees, which could adversely affect our business, financial condition and results of operations. Furthermore, as the COVID-19 pandemic evolves, we continue to evaluate and refine our work from home policy. A portion of our personnel based in the United States is currently working under our hybrid model of three days in the office and two days remote, with the remainder of our personnel based in the United States working remotely full time. Any changes to our remote work policy could cause us to have difficulty retaining current employees and recruiting new employees, both of which could adversely affect our business, financial condition and results of operations.

The full extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments that are highly uncertain and unpredictable, including the timing, acceptance and efficacy of vaccinations and possible achievement of herd immunity in various locations, the occurrence of virus mutations and variants, infection rates increasing or returning in various geographic areas, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, the pandemic's impact on capital and financial markets and consumer behavior, including the impacts of any recession or inflationary pressures, and any new information that may emerge concerning the virus, vaccines and containment, all of which may vary across regions.

Adverse economic conditions in the United States or any of the other countries in which we conduct significant business could negatively affect our business, financial condition and results of operations.

Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the United Kingdom, China or any of the other countries in which we conduct significant business, such as an economic recession, depression or downturn, periods of inflation, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

Volatility in the financial markets could have a material adverse effect on our business.

While we currently generate cash flows from our ongoing operations and have had access to credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets, including as a result of COVID-19, the war in Ukraine and related geopolitical conditions, could make future financing difficult or more expensive. If any financial institution party to our credit facilities or other financing arrangements were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity, which could have a material adverse effect on our business, financial condition and results of operations.
Risk factors related to our financial condition

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2022, we had a total of $68.3 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $100.0 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

Our e-commerce operations are important to our business. Our e-commerce websites and mobile applications serve as an extension of our marketing strategies by introducing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our e-commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales and damage our brands' reputation. Additionally, the information technology networks and systems used in our business and operations, some of which are managed by third parties, may suffer cyberattacks and otherwise be subject to security breaches and incidents. Any such security breaches and incidents may result in, in addition to network and system disruptions, damage, and shutdowns, consequences such as loss or corruption of, or unauthorized access to or acquisition of, data stored or processed on those networks and systems.

The risks described here are heightened due to the increase in remote working in connection with the COVID-19 pandemic. As a result of the COVID-19 pandemic, a portion of our personnel based in the United States is currently working under our hybrid model of three days in the office and two days remote. It is possible with some of our personnel based in the United States working remotely full time and the remainder of our personnel working remotely part time that the execution of our business plans and operations could be negatively impacted. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in heightened consumer privacy, IT security and fraud concerns, potentially disrupting our operations.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of December 31, 2022, we had 82 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

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

The ongoing conflict between Russia and Ukraine has caused, and may continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, financial condition and results of operations.

In February 2022, Russian military forces launched a full-scale military invasion of Ukraine that has resulted in an ongoing military conflict between the two countries. The length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, and the conflict has caused, and may continue to cause, global political, economic, and social instability, disruptions to the global economy, financial systems, international trade, the global supply chain and the transportation and energy sectors, among others.

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

Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. In recent years, certain lawmakers proposed giving the FDA additional authority to regulate cosmetics and their ingredients, and, on December 29, 2022, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (the "MoCRA"). The MoCRA implements new compliance requirements on the cosmetics industry and also significantly expands the FDA's authority to oversee and regulate cosmetics. Under the MoCRA, companies must comply with new requirements for cosmetics, such as facility registration, product listing, adverse event reporting, good manufacturing practice requirements and mandatory recalls. We are unable to ascertain at this time the full impact that complying with these additional requirements will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition and results of operations.

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

For example, the California Consumer Privacy Act (the “CCPA”) requires certain disclosures to California residents regarding a business’s data processing activities, affords California consumers rights with respect to their personal information (including the rights related to access to and deletion of personal information, and the right to opt out of certain disclosures of their personal information), and establishes significant penalties for noncompliance. The California Privacy Rights Act (the “CPRA”), which took effect on January 1, 2023, significantly expands the CCPA, including by introducing additional obligations such as data minimization and retention requirements, granting additional rights to California residents such as correction of personal information and additional opt-out rights, and creating a new regulatory authority, the California Privacy Protection Agency, to implement and enforce the law. Comprehensive privacy legislation has also been enacted in four other states, imposing similar compliance obligations. These laws are the Virginia Consumer Data Protection Act of 2021 (the “VCDPA”), which went into effect on January 1, 2023, the Colorado Privacy Act (the “CPA”) and Connecticut Data Privacy Act (the “CTDPA”), which will each go into effect on July 1, 2023, and the Utah Consumer Privacy Act (the “UCPA”), which will go into effect on December 1, 2023. Several other states are considering enacting data protection legislation that may impose significant obligations and restrictions. The effects of the CPRA, the VCDPA, the CPA, the CTDPA and the UCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.

In addition, the United Kingdom General Data Protection Regulation (the “UK GDPR”) and the European Union’s General Data Protection Regulation (the “GDPR”) apply to companies that are established in the United Kingdom (the “UK”) or European

Union (the “EU”) or that offer goods or services to, or monitor the behavior of, individuals in the UK or the EU, as applicable. These laws impose comprehensive data privacy compliance obligations in relation to the collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual (“personal data”), including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audits. Failure to comply with the UK GDPR or the GDPR could result in penalties for noncompliance of up to the greater of GBP 17.5 million/EUR 20 million (as applicable) or 4% of our global annual turnover, and companies can be fined under each of these regimes independently with respect to the same violation. In addition to fines, a violation of the UK GDPR or the GDPR may result in regulatory investigations, reputational damage, orders to cease/change data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).

We are also subject, under the UK GDPR and the GDPR, to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the US. In addition, on June 4, 2021, the European Commission published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022. We may be required to implement the revised standard contractual clauses in relation to various business arrangements within the relevant time frames, which could increase our compliance costs.

The United Kingdom’s Information Commissioner’s Office has also published new standard contractual clauses for cross-border transfers of UK personal data under the UK GDPR. This new documentation is mandatory for relevant data transfers beginning September 21, 2022; existing standard contractual clauses arrangements entered into prior to that date must be migrated to the new documentation by March 21, 2024. These developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business and could harm our business, financial condition and results of operations.

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

Data privacy continues to remain a matter of interest to lawmakers and regulators. In the U.S., a number of privacy-related proposals (including proposed comprehensive privacy legislation) are pending before federal and state legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. The same may be true outside the U.S., where various jurisdictions have enacted or are considering comprehensive data protection legislation. Additionally, at the federal level in the U.S., various bills have been introduced to enact comprehensive federal privacy legislation, though to date none of these efforts have been successful. If comprehensive privacy legislation is enacted at the federal level in the U.S., this could lead to additional costs and increase our overall risk exposure.

We are also subject to evolving European Union and United Kingdom privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK, under national laws derived from the ePrivacy Directive, opt-in consent generally is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. Consent is strictly defined and includes a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive may be replaced across the EU (but not directly in the UK) by a proposed European Union regulation known as the ePrivacy Regulation which may increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, a European court decision, recent regulatory enforcement activity, and regulators’ recent guidance are driving increased attention to cookies, web beacons and similar technology. These decisions and guidance, as well as the implementation of the ePrivacy Regulation, could affect our ability to use our consumer’s data for personalized advertising, and alter our ability to place advertisements across social media and the web. Furthermore, the current EU member states’ and UK local guidance has significantly increased the risk of penalties for breach of the GDPR, the UK GDPR, and national laws implementing the ePrivacy Directive. If regulators take increasingly strict approaches to enforcing compliance with cookie and direct marketing requirements, this could lead to substantial costs, require us to implement significant systems changes, impose broader restrictions on the way we market our products on a global basis and our ability to reach our consumers, and limit our capability to provide our consumers with personalized services and experiences.

Several countries in the EU have also recently issued guidance on the use of cookies and similar tracking technologies which require an additional layer of consent from, and disclosure to, website users for third party advertising, social media advertising and analytics. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users’ Internet usage, online shopping and other relevant online behaviors, as well as the effectiveness of our marketing and our business generally. Such regulations, including uncertainties about how well the advertising technology ecosystem can adapt to legal changes around the use of tracking technologies, may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing. The decline of cookies or other online tracking technologies as a means to identify and target potential purchasers may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.

Compliance with existing, forthcoming, and proposed privacy and data protection laws and regulations can be costly and can delay or impede our ability to market and sell our products, impede our ability to conduct business through websites and mobile applications we and our partners may operate, require us to modify or amend our information practices and policies, change and limit the way we use consumer information in operating our business, cause us to have difficulty maintaining a single operating model, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including significant fines and penalties, or demands that we modify or cease existing business practices. In addition, if our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, and diversion of internal resources. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our primary trademarks include “e.l.f.,” "e.l.f. SKIN," “e.l.f. eyes lips face,” “Well People,” and “Keys Soulcare” all of which are registered or have registrations pending in the United States and in many other countries or registries. Our trademarks are valuable assets that support our brands and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.

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

We had approximately 196.7 million shares of common stock authorized but unissued and 53.3 million shares of common stock outstanding as of January 27, 2023. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

Although our common stock is listed on the New York Stock Exchange, there can be no assurances that an active trading market for our common stock will be sustained. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at the time or price they would like to sell.

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

In addition, in May 2019, we announced that our board of directors authorized a share repurchase program allowing us to repurchase up to $25 million of our outstanding shares of common stock (“Share Repurchase Program”), of which approximately $17.1 million remains available for future share repurchases as of December 31, 2022. Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program may be suspended or discontinued at any time and there is no guarantee that any shares will be purchased under the Share Repurchase Program.

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

We did not repurchase any shares during the three months ended December 31, 2022, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of December 31, 2022.

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

e.l.f. Beauty, Inc.

February 2, 2023	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

February 2, 2023	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)