Form 10-K
period 2023-03-31
e.l.f. Beauty, Inc.
filed 2023-05-25
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
 (Address of principal executive offices) (Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1.3 billion.
The number of shares of registrant’s common stock outstanding as of May 18, 2023 was 53,867,072 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2023.

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

•Adverse economic conditions in the United States ("US") or any of the other countries in which we conduct significant business could negatively affect our business, financial condition and results of operations.

•If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

•Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties.
The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk factors” and the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the US Securities and Exchange Commission (the "SEC"). The risks summarized above or described in the section titled "Risk factors" are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.
PART I
Item 1. Business.
Overview
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with our subsidiaries, the “Company,” or “we”) is a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty-free cosmetics and skincare products.

•OUR VISION. To be a different kind of beauty company by building brands that disrupt industry norms, shape culture and connect communities through positivity, inclusivity and accessibility.

•OUR MISSION. We make the best of beauty accessible to every eye, lip, face and skin concern.

•OUR PURPOSE. We stand with every eye, lip, face and paw.

We believe our ability to deliver cruelty-free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our value proposition, innovation engine, ability to attract and engage consumers, and our world-class team’s ability to execute with speed, has positioned us well to navigate the competitive beauty market.

Our Brands

Our family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Well People and Keys Soulcare. Our brands are available online and across leading beauty, mass-market and specialty retailers. We have strong relationships with our retail customers such as Target, Walmart, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.

Each of our brands is positioned to touch diverse consumer cohorts at different price points. Each brand has accessible pricing relative to its competitive set and furthers our mission of making the best of beauty accessible to every eye, lip, face and skin concern.

e.l.f. Cosmetics
Since 2004, e.l.f. Cosmetics has made the best of beauty accessible to every eye, lip and face. We make clean, premium-quality, prestige-inspired cosmetics at an extraordinary value. We offer a range of products that are vegan and cruelty-free. As one of the first digital disruptors, e.l.f. continues to attract a highly engaged audience, leveraging social and digital platforms to connect with our community.

e.l.f. SKIN
Win in skin the clean + kind way with e.l.f. SKIN. We create targeted, ingredient-focused, dermatologist-developed formulas for every eye, lip, face and skin concern. Our ambition is to make clean skincare accessible to all with innovative, efficacious formulas at get-real prices. We offer a range of products that are vegan and cruelty-free.

Well People
Since 2008, Well People has raised the standard for plant-powered, high-performance beauty. A clean beauty pioneer with approximately 100 EWG VERIFIED™ products, Well People was founded so that all people can be well people with dermatologist-developed, super-clean and planet minded products.

Keys Soulcare
Inspired by Alicia Keys' personal skincare and self-discovery journey, Keys Soulcare combines skin-nourishing offerings with soul-nurturing rituals to care for the whole self. Developed by board-certified dermatologist Dr. Renée Snyder, our highly-efficacious, premium-quality skincare formulas are also clean and cruelty-free.

100% cruelty-free: We do not conduct or tolerate any tests on animals, nor do we use any ingredients that are tested on animals in any of our products. We are proud to be double certified as "cruelty-free" across our brands. Each of our brands is certified by People for the Ethical Treatment of Animals (PETA) as “Global Animal Test-Free,” a credential given to companies and brands who have verified that their own facilities and their suppliers do not conduct, commission, pay for, or allow any tests on animals for their ingredients or finished products. In addition, each of our brands is certified by the Leaping Bunny Program. Companies with this credential certify that no animal testing was conducted on materials or formulations at any stages of product development, in addition to recommitting to the program annually and being open to third-party audits.
Clean ingredients: Our products are formulated with ingredients that have the health and safety of our consumers in mind. All products are formulated to comply with Food and Drug Administration (the "FDA") and European Union Cosmetic Regulation restrictions covering over 1,600 ingredients including parabens, phthalates, sulfates, formaldehyde, nonylphenol ethoxylates, triclosan, triclocarban, toluene, coal tar, lead, mercury, acrylamide and hydroquinone as well as other substances. Additionally, Well People's product-line includes over 100 EWG VERIFIED™ products, a leading standard of “clean and healthy” in the beauty space.

Marketing & Digital
We deploy a consumer-centric marketing model. We build brand equity and drive traffic to our national retailer partners and to our own e-commerce websites and mobile applications primarily through digital and social media, as compared to legacy beauty brands that often seek to engage consumers primarily through traditional media such as magazines, newspapers and television. Total expenses for marketing and digital in the year ended March 31, 2023 were $126.0 million, approximately 22% of our net sales.
Our consumers have been our best advocates through strong word of mouth. Many of our consumers are active in social media, write reviews of our products online and generate content on Instagram, Facebook, Twitter, TikTok, YouTube and other social media platforms.
Innovation
We believe innovation is key to our success and are proud to be named to Fast Company's list of "The World's Most Innovative Companies of 2023."
We believe we are a leader in the beauty industry in speed and first-to-mass product introductions. We have built an innovation capability that can progress a new, high-quality product from concept to online launch in as few as 13 weeks and approximately 20 weeks on average. We leverage multiple sources of inspiration to develop our new product ideas, including global trend assessments, supplier and industry research, strategic customer input and consumer feedback and insights.

Our innovation strategy is underpinned by three key pillars:
•Holy Grails. “Holy grails” are beauty products that deliver premium quality at unbelievable prices with broad appeal. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for ways to get the best of beauty at an accessible price. Examples of our “holy grails” include the e.l.f. Cosmetics Power Grip Primer at $10 versus a prestige item at $38, the e.l.f. Cosmetics Halo Glow Liquid Filter at $14 versus a prestige item at $49, and the e.l.f. SKIN Holy Hydration! Makeup Melting Cleansing Balm at $11 versus a prestige item at $38.
•Core Improvement. We consistently evaluate our core offerings to develop new products or improve quality based on category trends, consumer feedback, and other market intelligence. We launch trend-inspired, core expansion products that augment our assortment and deliver extraordinary value across price points. We also evaluate quality improvement opportunities within our product assortment, such as reformulating existing products with better ingredients.
•Collaborations & Collections. We utilize collaborations and collections to build brand awareness and showcase our brands’ abilities to connect with, surprise and delight consumers while creating buzz-generating moments. For example, in March 2023, we launched a collaboration with American Eagle called "e.l.f. x American Eagle" which featured a collection of denim-inspired makeup and skincare products.
Markets and Competition
We operate across beauty categories including eye, lip and face makeup, beauty tools and accessories, and skincare products. Color cosmetics and skincare products are broadly sold through food, drug and mass channels, as well as through department stores and direct and specialty channels.

The beauty industry is relatively concentrated, with a significant portion of retail sales in the United States generated by brands owned by a few large multinational companies, such as L’Oréal, Estee Lauder, Coty, Revlon, Shiseido, Johnson & Johnson and Procter & Gamble. These large multinational companies typically own multiple brands. In addition to the traditional brands against which we compete, small independent companies continue to enter the market with new brands and customized product offerings.

Distribution
We employ an omni-channel distribution strategy and sell our products with national retailers in the United States, as well as internationally. We also sell our products online through our own direct e-commerce channels, as well as through other e-commerce websites. Our main channels of distribution are described below.

•National retailers.    We sell our products in the United States primarily in the mass, drug store, food and specialty retail channels.
•e-commerce.   e-commerce is an important component of our engagement and innovation model. Our roots as an e-commerce company and our digital engagement model drive conversion on our e-commerce websites and our mobile applications, where we sell our full product offerings. Our products are also available at other e-commerce sites, making our products widely accessible to our consumers.

•International.    Our products are also sold in a number of international markets, including the United Kingdom (the "UK") and Canada.
Customers
Along with our direct e-commerce channels, we have strong relationships with our retail customers such as Target, Walmart, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Target, Walmart and Ulta Beauty accounted for 25%, 20% and 15%, respectively, of our net sales in the year ended March 31, 2023. No other individual customer accounted for 10% or more of our net sales in the year ended March 31, 2023. We expect that Target, Walmart and Ulta Beauty along with small number of other customers will, in the aggregate, continue to account for a large portion of our net sales in the future.
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
We work closely with our suppliers on new product innovation and quality. Our China-based sourcing, quality and innovation teams work with their US-based counterparts to deliver ongoing product quality, innovation and cost savings. We are not overly dependent on any single raw material. The raw materials used in our products are broadly available and have regular quality testing for ingredient integrity.
We operate two main distribution centers: one in Ontario, California, which mainly serves our national retail customers, and one in Columbus, Ohio, which mainly services our e-commerce consumers. We have invested capital in picking, packaging, scanning, and conveying technology to more fully automate our processes. Our Ontario and Columbus distribution centers are both operated by a leading third-party logistics provider. For our international operations, we utilize third-party logistics providers in Canada and the UK to distribute to certain international customers and distributors.
Employees and Human Capital Management
We are led by our purpose—we stand with every eye, lip, face and paw—and our employees are at the core of our business strategy. As of March 31, 2023, we had 339 full-time employees (257 in the United States, the UK and Canada, and 82 in China).
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
Encourage Self Expression: Promoting a Culture of Diversity, Equity and Inclusion
We are deeply committed to diversity, equity and inclusion (DEI) as exemplified by the diversity of both our Board of Directors and our employee base. We are proud to be one of only four public companies in the United States with a Board of Directors that is at least two-thirds women and at least one-third diverse (out of over 4,200 public companies). We’re also proud that our employee base, which is over 75% women, over 40% diverse and over 70% millennial and Gen Z, is representative of the young, diverse communities we serve.
We are committed to ensuring that appropriate levels of diversity – including but not limited to gender, race, sexual orientation, national origin, ability and age – are represented across our entire team. We promote diversity, equity and inclusion at all levels of our workforce, and our senior leadership team owns and is responsible for our diversity, equity and inclusion initiatives and programs.
The following table provides certain statistics of our team as of March 2023:

	Board of Directors	Senior Leadership(1)	All Employees(2)
Gender
Female	67%	56%	79%
Male	33%	44%	21%
Age
Gen Z and Millennial	—%	—%	71%
All Other	100%	100%	29%
Race / Ethnicity
Black or African American	11%	14%	4%
Hispanic or LatinX	—%	—%	15%
Asian	22%	29%	18%
Native American	—%	—%	—%
Two or More Races	—%	—%	5%
White	67%	57%	58%

(1)	Senior Leadership includes our Executive Officers and the Vice President, General Manager of our China operations.
(2)	Includes our employees in the United States, United Kingdom and Canada, where over 75% of our workforce is located.

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
Our continued investments in our people and culture have positioned us as an employer of choice both in the beauty industry and our local communities. In our fiscal year ended March 31, 2023 ("FY 2023"), we were recognized on Newsweek's list of "America's 100 Most Loved Workplaces for 2022."
With regards to compensation, we take a “one-team” approach. All full-time employees receive a base salary, are bonus eligible under the same bonus plan tied to our financial performance, and receive an equity award in e.l.f. Beauty stock. We believe this approach – which applies across all employee levels and geographies – is unique in the beauty industry and contributes to our success in hiring and retaining top talent and driving business results.
In the United States, where over 70% of our workforce is located, the benefits for our full-time employees include, among other things:

•Financial benefits, including competitive compensation as well as retirement savings plans and commuter benefits;

•Healthcare benefits including flexible spending accounts, disability and life insurance - all of which begin on day 1 of employment;

•Family support and flexibility benefits including up to 20 weeks of parental leave for the birth or adoption of a child or the placement of a foster child, as well as fertility and adoption support;

•Wellness and time off programs including an employee assistance program, access to wellness coaches and flexible time off;

•Community impact programs including employee donation matching programs and paid time off for volunteering;

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
We are proud to be the first company in the beauty industry to have a third-party manufacturing facility Fair Trade Certified™. A Fair Trade Certified™ seal on a product signifies that it was made according to rigorous fair trade standards that promote sustainable livelihoods and safe working conditions for factory employees, protection of the environment and transparent supply chains. Our first third-party manufacturing facility in China was Fair Trade Certified™ in August 2022, and we have achieved certification for three other facilities since then. We are also currently seeking certification for additional facilities. To achieve certification, facilities are required to pass thorough audits and demonstrate adherence to over 100 compliance criteria that cover social responsibility, environmental responsibility, empowerment and economic development. Facilities must pass a re-certification annually, which includes plans for continuous improvement. Each time a consumer buys one of our Fair Trade Certified™ products, e.l.f. Beauty makes a contribution to the facility workers who made the product for use in improving their communities.
The Planet

We are committed to minimizing our environmental impact while providing our consumers with premium-quality beauty products. Product packaging represents a meaningful portion of our environmental footprint, driving our continued focus to further reduce this impact. Our packaging sustainability strategy is grounded in three principles:
•Packaging footprint reduction. We are proud to have eliminated over one million pounds of packaging waste since the inception of "Project Unicorn". Project Unicorn was launched in 2019 to elevate e.l.f. Cosmetics’ product assortment, presentation, and navigation on-shelf, and resulted in a significant streamlining in our product packaging footprint. The elimination of packaging waste was achieved by removing secondary cartons, vacuum formed trays and paper insert cards, slimming down secondary packaging, and designing a patented approach to display product on shelf.
•Sustainably sourced packaging. Our initial focus is the use of Forest Stewardship Council ("FSC")-certified paper for our products that use paper cartons. FSC certification is a globally recognized standard that ensures that products come from responsibly managed forests that provide environmental, social and economic benefits. We have set a goal for our paper cartons to be 100% FSC-certified across all of our brands by the end of the year ending March 31, 2025, as compared to 23% of our paper cartons being FSC-certified in the year ended March 31, 2022.
•Recyclable and reusable packaging. We have projects underway to increase the percentage of our packaging that is recyclable, refillable, reusable or made from recycled materials.
We are committed to monitoring our overall environmental impact, including measuring greenhouse gas emissions. In the year ended March 31, 2023, for the first time we publicly disclosed our greenhouse gas (GHG) emissions of our offices, distribution centers and value chain. With this baseline data established for Scope 1, 2, and 3 emissions, we plan to develop our carbon reduction strategy and establish corresponding targets.
Our Furry Friends
We are proud to be a 100% cruelty-free company. We do not conduct or tolerate any tests on animals, nor do we use any ingredients that are tested on animals in any of our products. We are double certified as "cruelty-free" across our brands.

Each of our brands is certified by People for the Ethical Treatment of Animals ("PETA") as “Global Animal Test-Free,” a credential given to companies and brands who have verified that their own facilities and their suppliers do not conduct, commission, pay for, or allow any tests on animals for their ingredients or finished products. In addition, each of our brands is certified by the Leaping Bunny Program. Companies with this credential certify that no animal testing was conducted on materials or formulations at any stages of product development, in addition to recommitting to the program annually and being open to third-party audits.

Seasonality
Our results of operations are subject to seasonal fluctuations, with net sales in the third and fourth fiscal quarters typically being higher than in the first and second fiscal quarters. The higher net sales in our third and fourth fiscal quarters are largely attributable to the increased levels of purchasing by retailers for the holiday season and customer shelf reset activity, respectively. Lower holiday season purchases or shifts in customer shelf reset activity could have a disproportionate effect on our results of operations for the entire fiscal year. To support anticipated higher sales during the third and fourth fiscal quarters, we make investments in working capital to ensure inventory levels can support demand. Fluctuations throughout the year are also driven by the timing of product restocking or rearrangement by our major retail customers as well as expansion into new retail customers. Because a limited number of our retail customers account for a large percentage of our net sales, a change in the order pattern of one or more of our large retail customers could cause a significant fluctuation of our quarterly results or impact our liquidity.

Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “e.l.f.,” “e.l.f. eyes lips face,” “e.l.f. SKIN”, “Well People,” and “Keys Soulcare” all of which are registered or have registrations pending with the US Patent and Trademark Office for our goods and services of primary interest. These trademarks are also registered or have registrations pending in various foreign countries in which we operate. We also have other trademark registrations and pending trademark applications for product names and tag lines. Our trademarks are valuable assets that reinforce the distinctiveness of our brands and our consumers’ perception of our products. In addition to trademark protection, we own US Design Patents covering packaging, make-up tools and brush handle shapes and we own numerous domain names, including the domain names of our e-commerce websites. We also rely on and use commercially reasonable measures to protect our unpatented proprietary technology, which includes our expertise and product formulations, continuing innovation and other know-how to develop and maintain our competitive position.

Government Regulation
We and our products are subject to various federal, state and international laws and regulations, including regulation in the United States by the FDA, the Consumer Product Safety Commission (the "CPSC"), the Federal Trade Commission (the “FTC”), and regulations outside of the United States by Health Canada and the European Commission, among others. These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products. Further, as the vast majority of our products are imported from overseas manufacturers, we are subject to Customs Border Patrol clearance regulations prior to goods being released into the United States market.

In the United States, the Federal Food, Drug and Cosmetic Act (the “FDCA”), defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance, with the exception of soap. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA; however, certain ingredients, such as color additives, must be pre-approved for the specific intended use of the product and are subject to certain restrictions on their use. If a company has not adequately substantiated the safety of its products or ingredients by, for example, performing appropriate toxicological tests or relying on already available toxicological test data, then a specific warning label is required. The FDA may, by regulation, require other warning statements on certain cosmetic products for specified hazards associated with such products. FDA regulations also prohibit or otherwise restrict the use of certain types of ingredients in cosmetic products.

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

In the United States, the FDA has not promulgated regulations establishing mandatory Good Manufacturing Practices (“GMPs”) for cosmetics. However, the FDA’s draft guidance on cosmetic GMPs, most recently updated in June 2013, provides recommendations related to process documentation, recordkeeping, building and facility design, equipment maintenance and personnel, and compliance with these recommendations can reduce the risk that FDA finds such products have been rendered adulterated or misbranded in violation of applicable law. The FDA also recommends that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the FDA.

The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions, or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of products. In addition, under the Modernization of Cosmetic Regulation Act of 2022 (“MoCRA”), manufacturers of cosmetic products will become subject to more onerous FDA obligations once implemented via regulation, including adverse event reporting and record retention requirements, safety substantiation requirements, facility registration requirements, product listing requirements, mandatory GMP requirements and labeling requirements for certain products. Under MoCRA, the FDA was also granted new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access certain product records.

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

In the E.U., the sale of cosmetic products is regulated under the E.U. Cosmetics Regulation (EC) No 1223/2009 setting out the general regulatory framework for finished cosmetic products placed on the E.U. market. The overarching requirement is that a cosmetic product made available on the E.U. market must be safe for human health when used under normal or reasonably foreseeable conditions of use, taking account, in particular, of the following: (a) presentation including conformity with Directive 87/357/EEC regarding health and safety of consumers; (b) labelling; (c) instructions for use and disposal; and (d) any other indication or information provided by the responsible person.

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
Geographic Information
For information regarding the geographic source of our net sales and the location of our long-lived assets, see Note 2 Summary of significant accounting policies to our consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules” under the heading “Segment reporting.” For information regarding the risks related to our non-US operations, see Part I, Item 1A “Risk factors.”
Corporate Information
e.l.f. Beauty was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and we changed our name to e.l.f. Beauty, Inc. in April 2016. We completed the initial public offering of our common stock in September 2016. Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ELF." Our principal executive offices are located at 570 10th Street, Oakland, California 94607. Our telephone number is (510) 778-7787 and our investor relations website can be found at www.elfbeauty.com. e.l.f Beauty operates through its principal subsidiaries, e.l.f. Cosmetics, Inc., which conducts business under the names "e.l.f. Cosmetics” or "e.l.f.,” “e.l.f. SKIN,” and "Keys Soulcare," and Well People, Inc., which conducts business under the name “Well People.”

Available Information
We make available on or through our website, www.elfbeauty.com, certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any other filings we make with the SEC.
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

We have relatively low brand awareness among consumers when compared to legacy beauty brands, and maintaining and enhancing the recognition and reputation of our brands is critical to our business and future growth. Many factors, some of which are beyond our control, are important to maintaining our reputation and brands. These factors include our ability to comply with ethical, social, product, labor and environmental standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brands.

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

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to:

•build demand in our brands;

•invest in digital capabilities;

•lead innovation by providing prestige quality products at an extraordinary value;

•drive productivity and space expansion with our retailers;

•deliver profitable growth; and

•pursue strategic extensions that can leverage our strengths and bring new capabilities.
There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term cost increases with net sales materializing on a longer-term horizon and, therefore, may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

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

•our products may be the subject of regulatory actions, including, but not limited to, actions by the FDA, the FTC and the CPSC in the United States;

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

Our success depends, in part, on our ability to attract and retain key employees, including our executive officers, senior management team and operations, finance, sales and marketing personnel. The labor markets in the United States and China, where most of our employees are located, are hyper competitive, and attracting and retaining top talent requires significant organizational costs and attention. We are a small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a larger company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our Chief Executive Officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.

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

We have also outsourced significant portions of our distribution process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third-party distributors to sell our products in a number of foreign countries, our warehouses and distribution facilities are managed and staffed by third-party service providers, we are dependent on a single third-party vendor for credit card processing, and we utilize a third-party hosting and networking provider to host our e-commerce websites and mobile applications. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third-party, may have a material adverse effect on our business, financial condition and results of operations. We are not party to long-term contracts with some of our distributors, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

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

Public health crises, such as the COVID-19 global pandemic, could adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic and government and private sector responsive measures taken to contain or mitigate the effects of the pandemic, as well as related changes in consumer shopping behaviors, have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. The emergence of another pandemic, epidemic or infectious disease outbreak could have a similar effect. The potential impacts of such public health crises include, but are not limited to:

•the possibility of closures, reduced operating hours and/or decreased retail traffic for our retail customers, resulting in a decrease in sales of our products;

•disruption to our distribution centers and our third-party suppliers and manufacturers, including the effects of facility closures as a result of disease outbreaks or other illnesses, or measures taken by federal, state or local governments to reduce its spread, reductions in operations hours, labor shortages, and real-time changes in operating procedures, including for additional cleaning and disinfection procedures; and

•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

The COVID-19 pandemic contributed significantly to global supply chain constraints, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained domestic and international supply chains, resulting in port congestion, transportation delays as well as labor and container shortages, and affected the flow or availability of certain products.

The further spread of COVID-19 or the emergence of another pandemic, epidemic or infectious disease outbreak, and any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, financial condition and results of operations. In 2022, for example, Chinese government officials implemented a strict quarantine requirement in Shanghai, China that impacted our employees there, requiring them, as well as some of our suppliers, to work exclusively at home. While our suppliers and distribution centers currently remain open, there is risk that any of these facilities may become less productive or encounter disruptions due to employees at the facilities becoming infected with the COVID-19 virus or another disease, and/or these facilities may no longer be allowed to operate based on directives from public health officials or government authorities in the United States, China or other jurisdictions. Such events could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree.

As the COVID-19 pandemic evolves and we consider the potential for future public health crises, we continue to evaluate and refine our work from home policy. A portion of our personnel based in the United States is currently working under our hybrid model of three days in the office and two days remote, with the remainder of our personnel based in the United States who do not live close to an e.l.f. office working remotely full time. Any changes to our remote work policy could cause us to have difficulty retaining current employees and recruiting new employees, both of which could adversely affect our business, financial condition and results of operations.

The full extent of the impact of the COVID-19 pandemic, or another pandemic, epidemic or infectious disease outbreak, on our business, financial condition and results of operations will depend on future developments that are highly uncertain and unpredictable, including the timing, acceptance and efficacy of vaccinations and possible achievement of herd immunity in various locations, the occurrence of virus mutations and variants, infection rates increasing or returning in various geographic areas, actions by government authorities to contain outbreaks or treat their impact, and any related impact on capital and financial markets and consumer behavior, including the impacts of any recession or inflationary pressures, all of which may vary across regions.

Adverse economic conditions in the United States or any of the other countries in which we conduct significant business could negatively affect our business, financial condition and results of operations.

Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the UK, China or any of the other countries in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

Volatility in the financial markets could have a material adverse effect on our business, financial condition and results of operations.

While we currently generate cash flows from our ongoing operations and have had access to credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets, including as a result of the COVID-19 pandemic, the war in Ukraine and related geopolitical conditions, rising interest rates and concerns over potential recessions could make future financing difficult or more expensive. If any financial institution party to our credit facilities or other financing arrangements were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity, which could have a material adverse effect on our business, financial condition and results of operations.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. In 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank ("SVB"), Signature Bank, and First Republic Bank, after each bank was unable to continue its operations. Although the Company did not have any cash or cash equivalent balances on deposit with SVB, Signature Bank or First Republic Bank, we are unable to predict the extent or nature of the impacts of the failures of these banks and related circumstances at this time. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses, and other organizations in response to these events could adversely impact our business, financial condition, and results of operations.
If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve, and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit or that we would be able to: (i) access our existing cash, cash equivalents, and investments; (ii) maintain any required letters of credit or other credit support arrangements; or (iii) adequately fund our business for a prolonged period of time or at all. Any of such eents could have a material adverse effect on our current or projected business operations and results of operations and financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
Risk factors related to our financial condition

Our indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of March 31, 2023, we had a total of $66.9 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $100.0 million under our Amended Revolving Credit Facility (as defined in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our indebtedness could have significant consequences, including:

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

Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the Euro, British pound, Chinese Renminbi ("RMB"), and Canadian dollar. The exchange rates between these currencies and the US dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the US dollar will decrease the US dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee compensation and benefits and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the US dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technology networks and systems to market and sell our products, to process electronic and financial information, to assist with sales tracking and reporting, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of information systems to effectively process retail customer orders and fulfill consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, retail customers, consumers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, telecommunication failures, user errors, catastrophic events and data security and privacy threats, cyber and otherwise. If our information technology systems suffer damage, disruption or shutdown, we may incur substantial cost in repairing or replacing these systems, and if we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

Data security and privacy threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), organized criminal threat actors, sophisticated nation states, and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions and our ability to receive and process retail customer and e-commerce orders or engage in normal business activities.

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

The risks described here are heightened due to the increase in remote working. A portion of our personnel based in the United States is currently working under our hybrid model of three days in the office and two days remote, while others work remote entirely. It is possible with this model that the execution of our business plans and operations could be negatively impacted. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in heightened consumer privacy, IT security and fraud concerns, potentially disrupting our operations.

We must continue to maintain and make requisite or critical upgrades to our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have identified the need to continually expand and improve our information technology systems and personnel to support expected future growth. As such, we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. We are currently undertaking various technology upgrades and enhancements to support our business growth, including a major SAP implementation to upgrade our platforms and systems worldwide. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. The implementation of new information technology systems, such as our SAP implementation, or any modification of our key information systems may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, we are subject to diverse laws and regulations in the United States, the European Union (the "EU"), and other international jurisdictions that require notification to affected individuals in the event of a breach involving personal information. These required notifications can be time-consuming and costly. Furthermore, failure to comply with these laws and regulations could subject us to regulatory scrutiny and additional liability. Although we maintain relevant insurance, we cannot be certain that our insurance coverage will be adequate for all breach related liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

Payment methods used on our e-commerce websites subject us to third-party payment processing-related risks.

We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks, payments made with gift cards processed by third-party providers and payment through third-

party online payment platforms such as PayPal, Afterpay, and Apple Pay. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. Transactions on our e-commerce websites and mobile applications are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection with respect to online sales are complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of March 31, 2023, we had 82 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, privacy, hygiene supervision and other matters. For example, in December 2021, the US Congress enacted the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region ("XUAR"). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to international business uncertainties.

We sell some of our products to customers located outside the United States. In addition, substantially all of our third-party suppliers and manufacturers are located in China and certain other foreign countries. We intend to continue to sell to customers outside the United States and maintain our relationships in China and other foreign countries where we have suppliers and manufacturers. Further, we recently opened an office in the UK and hired a team of employees to support our international expansion, and we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

•difficulties in staffing and managing foreign operations;

•burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the UK and the EU;

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

In addition, the ultimate effects of the UK's withdrawal from the EU ("Brexit") are still difficult to predict as there remains considerable uncertainty around the impact of post-Brexit regulations as the various agencies interpret the regulations and develop enforcement practices. Changes related to Brexit could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the UK, disruptions to our employees in the UK and the workforce of our business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. If these actions impacting our international distribution and sales channels result in increased costs for us or our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence in the UK.

The ongoing conflict between Russia and Ukraine has caused, and may continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation and the global supply chain, which could have an adverse impact on our business, financial condition and results of operations.

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

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the EU, the UK, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the EU, the UK and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

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

In the United States, with the exception of color additives, the FDA does not currently require pre-market approval for products intended to be sold as cosmetics. However, the FDA may in the future require pre-market authorization for certain cosmetic products, establishments or manufacturing facilities. Moreover, such products could also be regulated as both drugs and cosmetics simultaneously, as the categories are not mutually exclusive. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. For example, if any of our products intended to be sold as cosmetics were to be regulated as drugs, we might be required to conduct, among other things, clinical trials to demonstrate the safety and efficacy of these products. We may not have sufficient resources to conduct any required clinical trials or to ensure compliance with the manufacturing requirements applicable to drugs. If the FDA determines that any of our products intended to be sold as cosmetics should be classified and regulated as drug products and we are unable to comply with applicable drug requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace.

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

Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, on December 29, 2022, Congress enacted the MoCRA. MoCRA created new compliance requirements for manufacturers of cosmetic products in the United States and also significantly expanded the FDA's authority to oversee and regulate cosmetics. Under MoCRA, companies must comply with new requirements for cosmetics, such as new labeling requirements for certain products, safety substantiation, facility registration, product listing, adverse event reporting, good manufacturing practice requirements and mandatory recalls. In addition, MoCRA provided FDA with new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access certain product records. Many of the requirements are scheduled to become applicable on December 29, 2023, although some of the requirements, such as those relating to labeling, may become applicable in 2024 and 2025. In either case, the FDA has yet to implement regulations for MoCRA, and as such we are unable to ascertain at this time the full impact that complying with MoCRA will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition and results of operations.

We also sell a number of products as over-the-counter (“OTC”) drug products, which are subject to the FDA OTC drug regulatory requirements because they are intended to be used as sunscreen or to treat acne. The FDA regulates the formulation, manufacturing, packaging and labeling of OTC drug products. Our sunscreen and acne drug products are regulated pursuant to FDA OTC drug monographs that specify acceptable active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are marketed as OTC drugs are not in compliance with the applicable FDA monograph, we may be required to reformulate the product, stop making claims relating to such product or stop selling the product until we are able to obtain costly and time-consuming FDA approvals. We are also required to submit adverse event reports to the FDA for our OTC drug products, and failure to comply with this requirement may subject us to FDA regulatory action.

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

Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations. If the FDA finds a violation of cGMPs, it may enjoin our manufacturer’s operations, seize product, restrict importation of goods, and impose administrative, civil or criminal penalties. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective actions, including suspending manufacturing operations, changing product formulations, suspending sales, or initiating product recalls. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to ensure they are qualified and in compliance. For example, under MoCRA, manufacturers of cosmetic products in the United States will become subject to mandatory GMP requirements. Although the FDA has yet to establish or implement regulations for such GMP requirements, third-party manufacturers of our cosmetic products may be slow or unable to adapt to these forthcoming regulations, which may require us to find alternative suppliers for our products. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to complex and evolving US and foreign laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased costs of operations or otherwise harm our business, financial condition and results of operations.

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

In addition, the United Kingdom General Data Protection Regulation (the “UK GDPR”) and the European Union’s General Data Protection Regulation (the “GDPR”) impose comprehensive data privacy compliance obligations in relation to the collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audits. Failure to comply with the UK GDPR or the GDPR could result in penalties for noncompliance of up to the greater of GBP 17.5 million/EUR 20 million (as applicable) or 4% of our global annual turnover, and companies can be fined under each of these regimes independently with respect to the same violation. In addition to fines, a violation of the UK GDPR or the GDPR may result in regulatory investigations, reputational damage, orders to cease/change data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).

We are also subject, under the UK GDPR and the GDPR, to cross-border transfers of personal data out of the European Economic Area (the "EEA") and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

Data privacy continues to remain a matter of interest to lawmakers and regulators. In the United States, a number of privacy-related proposals (including proposed comprehensive privacy legislation) are pending before federal and state legislative and regulatory bodies and additional laws and regulations have been passed but are not yet effective, all of which could significantly affect our business. The same may be true outside the United States, where various jurisdictions have enacted or are considering comprehensive data protection legislation. Additionally, at the federal level in the United States, various bills have been introduced to enact comprehensive federal privacy legislation, though to date none of these efforts have been successful. If comprehensive privacy legislation is enacted at the federal level in the United States, this could lead to additional costs and increase our overall risk exposure.

We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand consumers’ Internet usage, online shopping and other relevant online behaviors, as well as the effectiveness of our marketing and our business generally. Such regulations, including uncertainties about how well the advertising technology ecosystem can adapt to legal changes around the use of tracking technologies, may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing. We may also be subject to fines and penalties for non-compliance with any such laws and regulations. The decline of cookies or other online tracking technologies as a means to identify and target potential purchasers may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.

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

Failure to comply with the US Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers located outside of the United States, and we have an office in China from which we manage our international supply chain. We sell our products in several countries outside of the United States, including through distributors. Our operations are subject to the US Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to United States and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the US Treasury, Office of Foreign Assets Control.

While we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with US trade control laws, our employees or agents may engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption or trade controls laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brands and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

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

We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, privacy claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

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

Risk factors related to marketing activities

Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties, and any failure in our marketing efforts through our social media presence could materially and adversely affect our business, financial condition and results of operations.

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

We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, Twitter, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control. For example, in recent months, lawmakers in the US, Europe and Canada have escalated efforts to restrict access to TikTok. Montana’s governor signed a bill in May to ban TikTok from operating inside the state – the first prohibition of its kind in the US – and other states, governmental bodies and institutions have voiced concerns that TikTok poses a national security threat and may adopt similar prohibitions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations. Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.

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

Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. For example, electronic marketing and privacy requirements in the EU and the UK are highly restrictive and differ greatly from those in the United States, which could cause fewer of individuals in the EU or the UK to subscribe to our marketing messages and drive up our costs and risk of regulatory oversight and fines if we are found to be non-compliant.

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

We had approximately 196.1 million shares of common stock authorized but unissued and 53.9 million shares of common stock outstanding as of May 18, 2023. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

In addition, in May 2019, we announced that our board of directors authorized a share repurchase program allowing us to repurchase up to $25.0 million of our outstanding shares of common stock (“Share Repurchase Program”), of which approximately $17.1 million remains available for future share repurchases as of March 31, 2023. Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or otherwise.

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
Item 1B. Unresolved staff comments.
None.

Item 2. Properties.
Our principal executive offices are located in Oakland, California. We also occupy offices and distribution centers in the United States and abroad, as indicated below.

Location/Facility	Leased/Owned	Use
Oakland, California	Leased	Corporate headquarters
New York, New York	Leased	Corporate offices
Los Angeles, California	Leased	Corporate offices
Fairfield, New Jersey	Leased	Corporate offices
Shanghai, China	Leased	Corporate offices
Ontario, California	Leased	Distribution
London, UK	Leased	Corporate offices
We also use a distribution center located in Columbus, Ohio that is operated by a third-party.
Our properties total an aggregate of approximately 42,612 square feet of commercial space and approximately 257,515 square feet of commercial space for our distribution center.
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
Not applicable.

PART II
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities.
Market information for common stock.
Our common stock began trading on the NYSE under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. On May 18, 2023, the closing price for our common stock as reported by the NYSE was $90.61.
Holders of record
As of May 18, 2023, the approximate number of common stockholders of record was 17. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
There were no dividends declared or paid during the year ended March 31, 2023. Since our initial public offering on September 22, 2016, we have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Amended Credit Agreement limits our ability to pay dividends to our stockholders.
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
The following graph compares the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the 5-year period covering March 31, 2018, through March 31, 2023. The graph assumes an investment of $100 made at the closing of trading on March 31, 2018 in (i) our common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

Total Cumulative Stockholder Return
$440
$420
$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
Period Ended
e.l.f. Beauty, Inc.
S&P 500 Index
S&P Consumer Discretionary Index

$100 investment in stock or index	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19
e.l.f. Beauty, Inc. (ELF)	$100.00	$79.13	$66.10	$44.96	$55.04	$73.21	$90.91
S&P 500 Index (GSPC)	$100.00	$105.29	$112.86	$97.09	$109.78	$113.94	$115.29
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$111.32	$120.43	$100.66	$116.49	$122.64	$123.27

$100 investment in stock or index	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20	3/31/21	6/30/21
e.l.f. Beauty, Inc. (ELF)	$83.75	$51.09	$99.01	$95.38	$130.79	$139.30	$140.91
S&P 500 Index (GSPC)	$125.13	$100.10	$120.08	$130.25	$145.48	$153.88	$166.45
S&P 500 Consumer Discretionary Index (S5COND)	$128.78	$103.94	$138.08	$158.88	$171.66	$176.99	$189.29

$100 investment in stock or index	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22	3/31/23
e.l.f. Beauty, Inc. (ELF)	$150.83	$172.43	$134.11	$159.29	$195.33	$287.12	$427.57
S&P 500 Index (GSPC)	$166.84	$184.60	$175.47	$146.61	$138.88	$148.71	$159.16
S&P 500 Consumer Discretionary Index (S5COND)	$189.30	$213.60	$194.32	$143.49	$149.75	$134.50	$156.20

Recent sales of unregistered securities

None.
Purchases of equity securities by the issuer and affiliated purchasers

In May 2019, we announced that our board of directors authorized the Share Repurchase Program, which authorizes us to repurchase up to $25.0 million of our outstanding shares of common stock. The Share Repurchase Program remains in effect through the earlier of (i) the date that $25.0 million of our outstanding common stock has been purchased under the Share Repurchase Program or (ii) the date that our board of directors cancels the Share Repurchase Program.

On April 30, 2021, the Company amended and restated its prior credit agreement. Subject to certain exceptions, the covenants in the Amended Credit Agreement require the Company to be in compliance with certain leverage ratios to make repurchases under the Share Repurchase Program.
We did not repurchase any shares during the three months ended March 31, 2023, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of March 31, 2023.
Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
Overview and Business Trends
We are a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty-free cosmetics and skincare products. Our mission is to make the best of beauty accessible to every eye, lip, face and skin concern.
We believe our ability to deliver cruelty-free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our value proposition, innovation engine, ability to attract and engage consumers, and our world-class team’s ability to execute with speed, has positioned us well to navigate the competitive beauty market.
Our family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Well People and Keys Soulcare. Our brands are available online and across leading beauty, mass-market, and specialty retailers. We have strong relationships with our retail customers such as Target, Walmart, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
For additional information regarding our business, see Part I, Item 1, “Business.”
Global Supply Chain Disruptions

Since the start of the COVID-19 pandemic, there has been disruption to the global supply chain, including manufacturing and transportation delays due to port closures and congestion, labor and container shortages, and shipment delays. As a result, we have experienced higher transportation costs. In response to these higher costs, we increased prices on a portion of our products in March 2022 to help mitigate the impact on our business. Further increases in transportation or other costs could have an unfavorable impact on our results. Additionally, delays or further disruption to the global supply chain could cause lost sales due to unavailability of inventory, unfavorably impacting our ability to service consumer demand.
Components of our results of operations and trends affecting our business
Net sales
We develop, market and sell beauty products under the e.l.f. Cosmetics, e.l.f. SKIN, Well People and Keys Soulcare brands. Our net sales are derived from sales of these beauty products, net of provisions for sales discounts and allowances, product returns, markdowns and price adjustments.
Year over year changes in net sales is driven by a number of factors, including beauty category performance, levels of consumer spending, and our ability to drive awareness of and demand for our products. Within our existing retailer accounts, we are able to drive growth by increasing sales per linear foot supported by marketing investments and continued innovation, as well as through expanding space and door penetration. We seek to continue to grow through improved sales per linear foot in our existing space, expanded space allocation with our current retail accounts, as well as adding new retail customers.

Our business faces challenges and uncertainties, including our ability to introduce new products that will appeal to a broad consumer base, our ability to service demand, the ability of our major retail customers to drive traffic and keep products in stock, our ability to continue to grow our customer base and competitive threats from other beauty companies.
Our largest three customers, Target, Walmart and Ulta Beauty, accounted for 25%, 20% and 15%, respectively, of our net sales in the year ended March 31, 2023. No other individual customer accounted for 10% or more of our net sales in the year ended March 31, 2023. National and international retailers comprised 88% of our net sales. The remaining 12% came from e-commerce channels in the year ended March 31, 2023.
The primary market for our products is in the United States, which accounted for 88% of our net sales in the year ended March 31, 2023. The remaining 12% was attributable to international markets, primarily Canada and the UK.

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

We have an extensive network of third-party manufacturers from whom we purchase substantially all of our finished goods. We have worked to evolve our supply chain to increase capacity and technical capabilities while maintaining or reducing overall costs as a percentage of sales.

Historically, we have improved our gross margin largely through changes in our product mix, pricing, and cost reductions in our supply chain. Other drivers of changes in gross margin, which could have a positive or negative impact, include fluctuations in exchange rates, certain costs related to space expansion and retailer activity, changes in customer mix, and changes in the balance of reserves for excess and obsolete inventory, among other things.

Selling, general and administrative expenses
Our selling, general and administrative (“SG&A”) expenses primarily consist of marketing and digital expenses, personnel-related costs, including salaries, bonuses, benefits and stock based compensation, warehousing and distribution costs, costs related to merchandising, depreciation of property and equipment, amortization of retail product displays and amortization related to intangible assets and cloud computing costs. See “Critical accounting policies and estimates stock based compensation” below for more detail regarding stock based compensation.

Interest expense, net
Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 8 to the Notes to consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules”.
Other expense, net
We are exposed to periodic currency fluctuations given our purchasing and selling activities in various countries. Other expense, net is primarily related to foreign exchange rate movements.

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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented.

	Year ended March 31,
	2023	2022	2021
Net sales	$578,844	$392,155	$318,110
Cost of sales	188,448	140,423	111,912
Gross profit	390,396	251,732	206,198
Selling, general and administrative expenses	322,253	221,912	194,157
Restructuring expense	—	50	2,641
Operating income	68,143	29,770	9,400
Other expense, net	(1,875)	(1,438)	(1,620)
Interest expense, net	(2,018)	(2,441)	(4,090)
Loss on extinguishment of debt	(176)	(460)	—
Income before provision for income taxes	64,074	25,431	3,690
Income tax (provision) benefit	(2,544)	(3,661)	2,542
Net income	$61,530	$21,770	$6,232
Comprehensive income	$61,530	$21,770	$6,232

	Year ended March 31,
(percentage of net sales)	2023	2022	2021
Net sales	100%	100%	100%
Cost of sales	33%	36%	35%
Gross profit	67%	64%	65%
Selling, general and administrative expenses	56%	57%	61%
Restructuring expense	—%	—%	1%
Operating income	12%	8%	3%
Other expense, net	—%	—%	(1)%
Interest expense, net	—%	(1)%	(1)%
Loss on extinguishment of debt	—%	—%	—%
Income before provision for income taxes	11%	6%	1%
Income tax (provision) benefit	—%	(1)%	1%
Net income	11%	6%	2%
Comprehensive income	11%	6%	2%
Comparison of the year ended March 31, 2023 to the year ended March 31, 2022
Net sales
Net sales increased $186.6 million, or 48%, to $578.8 million in the year ended March 31, 2023, from $392.2 million in the year ended March 31, 2022. The increase was driven by strength across our retailer and e-commerce channels. Net sales increased $158.0 million, or 45%, in our retailer channels and $28.6 million, or 71%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $97.7 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $88.9 million increase in net sales as compared to the year ended March 31, 2022.

Gross profit
Gross profit increased $138.7 million, or 55%, to $390.4 million in the year ended March 31, 2023, compared to $251.7 million in the year ended March 31, 2022. Higher average item price and mix accounted for approximately $75.9 million of the increase to gross profit, with the remaining $62.8 million driven by volume. Gross margin increased from 64% in the year ended March 31, 2022 to 67% in the year ended March 31, 2023. The increase in gross margin rate was primarily driven by pricing, cost savings and product mix, partially offset by inventory adjustments.

Selling, general and administrative expenses
SG&A expenses were $322.3 million in the year ended March 31, 2023, an increase of $100.4 million, or 45%, from $221.9 million in the year ended March 31, 2022. SG&A expenses as a percentage of net sales decreased to 56% for the year ended March 31, 2023 from 57% in the year ended March 31, 2022. The increase on a dollar basis was primarily related to increased marketing and digital spend of $62.8 million, increased compensation and benefits of $19.4 million, increased operations costs of $9.6 million, and increased retail fixturing and visual merchandising costs of $5.6 million.

Other expense, net
Other expense, net was $1.9 million of expense in the year ended March 31, 2023, as compared to $1.4 million of expense in the year ended March 31, 2022. The change was primarily related to unfavorable foreign exchange rate movements, impacting cash and receivables, driving an unrealized loss in the period.

Interest expense, net
Interest expense decreased $0.4 million, or 17%, to $2.0 million in the year ended March 31, 2023, as compared to $2.4 million in the year ended March 31, 2022. This decrease was due to increased interest earned on our cash balances and a lower average loan balance, offsetting higher interest rates.

Income tax (provision) benefit
The provision for income taxes was $2.5 million, or an effective rate of 4% for the twelve months ended March 31, 2023, as compared to a provision of $3.7 million, or an effective rate of 14% for the twelve months ended March 31, 2022. The change in the provision was primarily driven by an increase in discrete tax benefit of $12.7 million, primarily related to stock based compensation. The discrete benefit was partially offset by additional income taxes related to the increase in income before taxes of $38.6 million.
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

Restructuring expense
Restructuring expenses were $50 thousand in the year ended March 31, 2022 in connection with our restructuring plan approved in 2021 to close the our manufacturing plant in Rancho Cucamonga, California.

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
Financial condition, liquidity and capital resources
Overview
As of March 31, 2023, we held $120.8 million of cash and cash equivalents. In addition, as of March 31, 2023, we had borrowing capacity of $100.0 million under the Amended Revolving Credit Facility.
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

Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of March 31, 2023, we had working capital, excluding cash, of $74.6 million, compared to $84.7 million as of March 31, 2022. Working capital, excluding cash and debt, was $80.1 million and $90.4 million as of March 31, 2023 and March 31, 2022, respectively.
We believe that our operating cash flow, cash on hand and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. If necessary, we can borrow funds under the Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part I, Item 1A “Risk factors”. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will rely on our ability to provide innovative products to our consumers, manage production and our supply chain.

Cash flows

	Year ended March 31,
(in thousands)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$101,883	$19,513	$29,475
Investing activities	(1,723)	(4,818)	(6,474)
Financing activities	(22,735)	(29,110)	(11,400)
Net increase (decrease) in cash:	$77,425	$(14,415)	$11,601
Cash provided by operating activities
For the year ended March 31, 2023, net cash provided by operating activities was $101.9 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $107.1 million and an increase in net working capital of $5.2 million. The change in net working capital was driven by a $22.4 million increase in accounts receivable, a $24.6 million increase in prepaid and other assets, and a $4.4 million decrease of other liabilities partially offset by a $43.0 million increase of accounts payable and accrued expenses, and a $3.2 million decrease in inventory.

For the year ended March 31, 2022, net cash provided by operating activities was $19.5 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $66.2 million and an increase in net working capital of $46.7 million. The change in net working capital was driven by a $5.6 million increase in accounts receivable, a $27.7 million increase in inventory, a $10.6 million increase in prepaid and other assets and a $4.4 million decrease of other liabilities, partially offset by a $1.5 million increase of accounts payable and accrued expenses.

For the year ended March 31, 2021, net cash provided by operating activities was $29.5 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $46.4 million and an increase in net working capital of $16.9 million. The change in net working capital was driven by a $10.5 million increase in accounts receivable, a $10.9 million increase in inventory, a $9.7 million increase in prepaid and other assets and a $3.3 million decrease of other liabilities, partially offset by a $17.5 million increase of accounts payable and accrued expenses.

Cash used in investing activities
For the years ended March 31, 2023, March 31, 2022 and March 31, 2021, net cash used in investing activities was $1.7 million, $4.8 million and $6.5 million, respectively, which was primarily driven by capital expenditures related to new customer fixture programs.
Cash used in financing activities
For the year ended March 31, 2023, net cash used in financing activities was $22.7 million, primarily driven by prepayment on the Amended Term Loan Facility of $25.0 million and quarterly debt payments, partially offset by cash received from the exercise of stock options to purchase common stock.

For the year ended March 31, 2022, net cash used in financing activities was $29.1 million, driven by $54.5 million of repayment of the revolving line of credit and the term loan facility, offset by $25.6 million of cash received from net of proceeds from the amended revolving line of credit and the Amended term loan facility.
For the year ended March 31, 2021, net cash used in financing activities was $11.4 million, driven by $11.8 million in mandatory principal payments under the prior term loan facility. This was partially offset by $1.5 million of proceeds from the exercise of stock options to purchase common stock.

Description of indebtedness
Amended Credit Agreement
On April 30, 2021, we amended and restated the prior credit agreement (as further amended, supplemented or modified from time to time, the "Amended Credit Agreement") and refinanced all loans under the prior credit agreement. The

Amended Credit Agreement has a five year term and consists of (i) a $100 million revolving credit facility (the “Amended Revolving Credit Facility”) and (ii) a $100 million term loan facility (the "Amended Term Loan Facility").

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of March 31, 2023 was $100.0 million.

Prior to the First Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bore interest, at the borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio (the "Applicable Margin") or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The all-in interest rate as of March 31, 2023 for the Amended Term Loan Facility was approximately 6.2%. On March 29, 2023, we amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR, subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of March 31, 2023, we were in compliance with all financial covenants under the Amended Credit Agreement.

In accordance with ASC 470, Debt, the amendment to the prior credit agreement was accounted for as both a debt modification and partial debt extinguishment, which resulted in the recognition of a loss on extinguishment of debt of $0.5 million for the year ended March 31, 2022. We incurred and capitalized $1.1 million of new debt issuance costs related to the amendment.

In the year ended March 31, 2023, we recognized a loss on extinguishment of debt of $176 thousand, primarily related to the partial prepayment of term loan borrowings in the amount of $25.0 million.

Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.
Critical accounting policies and estimates
Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with US generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the Note 2 to consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules,” we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.
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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment, retail product displays, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded on long-lived assets during the years ended March 31, 2023 or March 31, 2022.
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
We have selected October 1 as the date on which to perform our annual impairment tests. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill or indefinite-lived intangible assets has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the years ended March 31, 2023 or March 31, 2022.
Stock based compensation
We have several stock award plans, which are described in detail in Note 12. We account for stock based compensation under ASC 718, "Compensation-Stock Compensation." We recognize expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.
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
Interest rate risk
We had cash, cash equivalents of $120.8 million and $43.4 million as of March 31, 2023 and March 31, 2022, respectively. Our cash and cash equivalents consist of cash and money market funds, which are highly liquid and, as such, are not sensitive to interest rate risk.
We are exposed to changes in interest rates because the indebtedness incurred under the Amended Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our Amended Credit Facility; however, they do affect the amount of our interest payments. A hypothetical 1% increase or decrease of interest rates would result in a decrease or increase, respectively, in interest expense on an annualized basis of approximately $0.7 million as of March 31, 2023.
Foreign exchange risk
We are exposed to foreign exchange risk as we sell product into Canada, the UK, Europe and other smaller international markets. We also have exposure to the Chinese Renminbi as we source nearly all our products from China. We do not have an active hedging program.
Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB as compared to the US dollar, our cost of sales and net income would be adversely affected by approximately $12.3 million for the year ended March 31, 2023.

Item 8. Financial statements and supplementary data.
The following consolidated financial statements are incorporated by reference herein:
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.
None.
Item 9A. Controls and procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of March 31, 2023, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated May 25, 2023, expressed an unqualified opinion on those financial statements.

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
May 25, 2023

Item 9B. Other information.
None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.

Not applicable.

PART III
Item 10. Directors, executive officers and corporate governance.
The information required by this Part III, Item 10 is incorporated by reference to the sections titled “Our Board of Directors,” “Our Executive Officers," and “Corporate Governance Materials" (or similar titles) that will be contained in our Definitive Proxy Statement relating to our 2023 annual meeting of stockholders (our “Proxy Statement”). Our Proxy Statement will be filed with the SEC within 120 days of March 31, 2023.
Item 11. Executive compensation.
The information required by this Part III, Item 11 is incorporated by reference to the sections titled “Our Board of Directors” and “Executive Compensation” (or similar titles) that will be contained in the Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The information required by this Part III, Item 12 is incorporated by reference to the sections titled “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” (or similar titles) that will be contained in the Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence.
The information required by this Part III, Item 13 is incorporated by reference to the sections titled “Certain Relationships and Related Party Transactions” and “Our Board of Director” (or similar titles) that will be contained in the Proxy Statement.
Item 14. Principal accountant fees and services.
The information required by this Part III, Item 14 is incorporated by reference to the section entitled “Audit Matters” (or a similar title) that will be contained in the Proxy Statement.

PART IV
Item 15. Exhibits, financial statement schedules.
(a) The following documents are filed as part of this Annual Report:
1.Consolidated financial statements:
Reference is made to the Index to Consolidated Financial Statements on page 62 hereof, which is incorporated by reference herein.
2.Financial statement schedules:
All schedules are omitted because the required information is either not present, not present in material amounts or presented within our consolidated financial statements and notes thereto beginning on page 65 hereof and are incorporated herein by reference.
3.Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

4.3	Description of Capital Stock		10-K	4.4	001-37873	5/27/2021

10.1 (a)	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.1 (b)	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.1 (c)	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.1 (d)	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.1 (e)	Amended and Restated Lease Agreement, dated June 19, 2019, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)		10-Q	10.1	001-37873	8/8/2019

10.2(a)	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

10.2(b)	First Amendment to Lease, dated August 24, 2020, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc.		10-Q	10.1	001-37873	2/4/2021

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.3 (a)	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.3 (b)	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/28/2017

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

			10-K	10.8(b)	001-37873	5/28/2020

10.3(d)	Third Amendment to Credit Agreement, dated as of April 8, 2020, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., W3ll People, Inc., J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	4/9/2020

10.4(a)	Amended and Restated Credit Agreement, dated April 30, 2021, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	5/4/2021

10.4(b)	FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT	X

10.5 (a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.12	333-213333	8/26/2016

10.5 (b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.		10-K	10.7(b)	001-37873	3/15/2017

10.5 (c)#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.13	333-213333	8/26/2016

10.6 (a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.16	333-213333	9/12/2016

10.6 (b)#	Amendment to the e.l.f. Beauty, Inc. 2016 Equity Incentive Award Plan		8-K	10.2	001-37873	7/2/2020

10.6 (c)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.17	333-213333	9/12/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
10.6 (d)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.27	333-213333	9/12/2016

10.6 (e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-37873	3/15/2017

10.6 (f)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.12(e)	001-37873	3/15/2017

10.6 (g)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.1	001-37873	5/27/2021

10.6 (h)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.2	001-37873	5/27/2021

10.7#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

10.8#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Tarang Amin, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.16	001-37873	2/28/2019

10.9#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Scott Milsten, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.17	001-37873	2/28/2019

10.10#	Employment Agreement, dated as of February 1, 2019, between Kory Marchisotto, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	5/9/2019

10.11#	Employment Agreement, dated as of March 15, 2019, between Mandy Fields, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		8-K	10.1	001-37873	3/21/2019

10.12#	Employment Agreement, dated as of November 25, 2019, between Josh Franks, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	2/6/2020

10.13#	Employment Agreement, dated as of April 20, 2022 between Jennie Laar, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.	X

10.14#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.15#	Amended and Restated Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	11/7/2019

10.16#	Cooperation Agreement, dated as of July 1, 2020, by and between e.l.f. Beauty, Inc., Marathon Partners Equity Management, LLC, Marathon Partners L.P., Marathon Focus Fund L.P., Marathon Partners LUX Fund, L.P., Cibelli Research & Management, LLC and Mario Cibelli.		8-K	10.1	001-37873	7/2/2020

10.17	List of Significant Subsidiaries of e.l.f. Beauty, Inc.		10-K	21.1	001-37873	5/27/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit Number	File Number	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

e.l.f. Beauty, Inc.

May 25, 2023	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

May 25, 2023	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)

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

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2023
Tarang P. Amin

/s/ Mandy Fields	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2023
Mandy Fields

/s/ Lori A. Keith	Director	May 25, 2023
Lori A. Keith

/s/ Lauren Cooks Levitan	Director	May 25, 2023
Lauren Cooks Levitan

/s/ Kenny Mitchell	Director	May 25, 2023
Kenny Mitchell

/s/ Tiffany Daniele	Director	May 25, 2023
Tiffany Daniele

/s/ Gayle Tait	Director	May 25, 2023
Gayle Tait

/s/ Beth M. Pritchard	Director	May 25, 2023
Beth M. Pritchard

/s/ Maureen C. Watson	Director	May 25, 2023
Maureen C. Watson

/s/ Richard G. Wolford	Director	May 25, 2023
Richard G. Wolford

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue Recognition—Provision for Customer Incentives and Allowances—Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company offers various incentives to customers such as sales discounts, markdown support and other incentives and allowances, which give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected amount or the most likely amount, depending on the nature of the variability. The Company regularly reviews and revises, when deemed necessary, its estimates of variable consideration based on both customer-specific expectations as well as historical rates of realization. A provision for customer incentives and allowances is included on the consolidated balance sheet, net against accounts receivable. The provision for customer incentives and allowances was $23.5 million and $16.3 million as of March 31, 2023 and March 31, 2022, respectively.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s provision of unclaimed customer incentives and allowances included the following, among others:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s provision of unclaimed customer incentives and allowances, including controls over management’s review of the significant assumptions, such as the historical rate of customer deductions and management’s review of the completeness and accuracy of the data used.

•We tested customer deduction data underlying the estimate to validate the nature, timing, and amount of deductions taken.

•We evaluated the Company’s historical ability to accurately estimate its provision by performing a retrospective analysis on the prior period reserve, based on current period deductions.

•We evaluated period-over-period comparisons of the Company’s provision for customer incentives and allowances and deductions claimed by customers by allowance type to identify unusual trends.

•We evaluated management’s methodologies and tested the significant assumptions used by the Company to calculate the provision for customer incentives and allowances and verified they were in agreement with the terms of underlying customer contracts.

/s/ Deloitte & Touche LLP

San Francisco, California
May 25, 2023

We have served as the Company's auditor since 2014.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated balance sheets
(in thousands, except share and per share data)

	March 31, 2023	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$120,778	$43,353
Accounts receivable, net	67,928	45,567
Inventory, net	81,323	84,498
Prepaid expenses and other current assets	33,296	19,611
Total current assets	303,325	193,029
Property and equipment, net	7,874	10,577
Intangible assets, net	78,041	86,163
Goodwill	171,620	171,620
Investments	2,875	2,875
Other assets	31,866	30,368
Total assets	$595,601	$494,632

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,575	$5,786
Accounts payable	31,427	19,227
Accrued expenses and other current liabilities	70,974	40,004
Total current liabilities	107,976	65,017
Long-term debt and finance lease obligations	60,881	91,080
Deferred tax liabilities	3,742	9,593
Long-term operating lease obligations	11,201	15,744
Other long-term liabilities	784	769
Total liabilities	184,584	182,203

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of March 31, 2023 and March 31, 2022; 53,770,482 and 52,243,764 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively	535	515
Additional paid-in capital	832,481	795,443
Accumulated deficit	(421,999)	(483,529)
Total stockholders' equity	411,017	312,429
Total liabilities and stockholders' equity	$595,601	$494,632
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income
(in thousands, except share and per share data)

	Year ended March 31,
	2023	2022	2021
Net sales	$578,844	$392,155	$318,110
Cost of sales	188,448	140,423	111,912
Gross profit	390,396	251,732	206,198
Selling, general and administrative expenses	322,253	221,912	194,157
Restructuring expense	—	50	2,641
Operating income	68,143	29,770	9,400
Other expense, net	(1,875)	(1,438)	(1,620)
Interest expense, net	(2,018)	(2,441)	(4,090)
Loss on extinguishment of debt	(176)	(460)	—
Income before provision for income taxes	64,074	25,431	3,690
Income tax (provision) benefit	(2,544)	(3,661)	2,542
Net income	$61,530	$21,770	$6,232
Comprehensive income	$61,530	$21,770	$6,232
Net income per share:
Basic	$1.17	$0.43	$0.13
Diluted	$1.11	$0.41	$0.12
Weighted average shares outstanding:
Basic	52,474,811	50,940,808	49,377,410
Diluted	55,337,554	53,654,303	51,994,145
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of stockholders’ equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2020	48,874,742	$489	$753,213	$(511,531)	$242,171
Net income	—	—	—	6,232	6,232
Stock based compensation	—	—	19,493	—	19,493
Exercise of stock options and vesting of restricted stock	1,525,768	15	1,735	—	1,750
Balance as of March 31, 2021	50,400,510	504	774,441	(505,299)	269,646
Net income	—	—	—	21,770	21,770
Stock based compensation	—	—	19,336	—	19,336
Exercise of stock options and vesting of restricted stock	1,123,797	11	1,666	—	1,677
Balance as of March 31, 2022	51,524,307	515	795,443	(483,529)	312,429
Net income	—	—	—	61,530	61,530
Stock based compensation	—	—	29,005	—	29,005
Exercise of stock options and vesting of restricted stock	2,047,270	20	8,033	—	8,053
Balance as of March 31, 2023	53,571,577	$535	$832,481	$(421,999)	$411,017
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of cash flows
(in thousands)

	Year ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$61,530	$21,770	$6,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,164	27,083	25,179
Restructuring expense	—	50	2,641
Stock based compensation expense	29,117	19,646	19,682
Amortization of debt issuance costs and discount on debt	346	394	847
Deferred income taxes	(6,401)	(3,701)	(8,584)
Loss on extinguishment of debt	176	460	—
Other, net	179	496	383
Changes in operating assets and liabilities:
Accounts receivable	(22,432)	(5,597)	(10,529)
Inventory	3,174	(27,655)	(10,937)
Prepaid expenses and other assets	(24,553)	(10,555)	(9,659)
Accounts payable and accrued expenses	42,995	1,498	17,472
Other liabilities	(4,412)	(4,376)	(3,252)
Net cash provided by operating activities	101,883	19,513	29,475

Cash flows from investing activities:
Purchase of property and equipment	(1,723)	(4,818)	(6,474)
Net cash used in investing activities	(1,723)	(4,818)	(6,474)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	26,480	20,000
Repayment of revolving line of credit	—	(26,480)	(20,000)
Proceeds from long-term debt	—	25,581	—
Repayment of long-term debt	(30,000)	(54,525)	(11,756)
Debt issuance costs paid	—	(1,064)	(334)
Cash received from issuance of common stock	8,053	1,677	1,503
Other, net	(788)	(779)	(813)
Net cash used in financing activities	(22,735)	(29,110)	(11,400)

Net increase (decrease) in cash and cash equivalents	77,425	(14,415)	11,601
Cash and cash equivalents - beginning of period	43,353	57,768	46,167
Cash and cash equivalents - end of period	$120,778	$43,353	$57,768

	Year ended March 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,546	$1,762	$3,018
Cash paid for income taxes, net of refunds	13,369	7,573	2,301
Cash paid for interest on finance leases	32	63	137
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$335	$390	$359
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1—Nature of operations
e.l.f. Beauty, Inc., a Delaware corporation, (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”) is a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty-free cosmetics and skincare products. The Company's mission is to make the best of beauty accessible to every eye, lip, face and skin concern.
e.l.f Beauty believes its ability to deliver cruelty-free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates it in the beauty industry. e.l.f.Beauty believes the combination of its value proposition, innovation engine, ability to attract and engage consumers, and its world-class team’s ability to execute with speed, has positioned the Company well to navigate the competitive beauty market.
The Company's family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Well People and Keys Soulcare. The Company's brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Ulta Beauty and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
Note 2—Summary of significant accounting policies
Basis of presentation
The consolidated financial statements and related notes have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) and all intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Cash and cash equivalents
Cash and cash equivalents include all cash balances and highly liquid investments purchased with maturities of three months or less.
Accounts receivable
Trade receivables consist of uncollateralized, non-interest bearing customer obligations from transactions with the Company's customers, reduced by an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The allowance is based on the evaluation and aging of past due balances, specific exposures, historical trends and economic conditions.
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. The Company recorded an allowance for doubtful accounts of $0.1 million and $0.1 million as of March 31, 2023 and March 31, 2022, respectively. The Company recorded a reserve for sales adjustments of $23.5 million and $16.3 million as of March 31, 2023 and March 31, 2022, respectively, which is also presented as a reduction to accounts receivable. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
During the years ended March 31, 2023, March 31, 2022 and March 31, 2021, the following customers individually accounted for greater than 10% of the Company’s net sales as disclosed below:

	Year ended March 31,
	2023	2022	2021
Target	25%	23%	22%
Walmart	20%	26%	26%
Ulta Beauty	15%	12%	*
* Net sales from customer comprised less than 10% of net sales in the period indicated.
Customers that individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods as of March 31, 2023 and March 31, 2022, respectively, are as presented:

	March 31, 2023	March 31, 2022
Target	32%	18%
Walmart	26%	31%
Inventory
Inventory, consisting principally of finished goods, is stated at the lower of cost and net realizable value. Cost is principally determined by the first-in, first-out method. The Company also records a reserve for excess and obsolete inventory, which represents the excess of the cost of the inventory over its estimated market value. This reserve is based upon an assessment of historical trends, current market conditions and forecasted product demand. The Company recorded an adjustment for excess and obsolete inventory, which is presented as a reduction to inventory of $6.6 million and $4.5 million as of March 31, 2023 and March 31, 2022, respectively.

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
As of March 31, 2023 and March 31, 2022, included in other assets are retail product displays, net, of $15.7 million and $10.1 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $5.2 million, $5.9 million and $5.2 million for the years ended March 31, 2023, March 31, 2022 and March 31, 2021, respectively.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company’s long-lived assets are grouped on an entity-wide basis. This is due, in part, to the integrated nature of the Company’s various distribution channels and the extent of shared costs across those channels. If the sum of the undiscounted future cash flows is less than the carrying amount of an

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. There were no impairment charges recorded on long-lived assets during the years ended March 31, 2023, March 31, 2022 and March 31, 2021, respectively.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
During the years ended March 31, 2023, March 31, 2022 and March 31, 2021, net sales in the United States and International were as follows (in thousands):

	Year ended March 31,
	2023	2022	2021
United States	$506,759	$347,484	$282,273
International	72,085	44,671	35,837
Total net sales	$578,844	$392,155	$318,110
As of March 31, 2023 and March 31, 2022, the Company had property and equipment in the United States and International as follows (in thousands):

	March 31, 2023	March 31, 2022
United States	$7,606	$10,363
International	268	214
Total property and equipment, net	$7,874	$10,577
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Contract assets and liabilities
The Company extends credit to its retail customers based upon an evaluation of their credit quality. The majority of retail customers obtain payment terms of approximately 30 days and a contract asset is recognized for the related accounts receivable. Additionally, shipping terms can vary, giving rise to contract liabilities for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs.
As of March 31, 2023, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet.
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
A reconciliation of the beginning and ending amounts of the reserve for sales adjustments for the years ended March 31, 2023, March 31, 2022 and March 31, 2021 is as follows (in thousands):

Balance as of March 31, 2020	$7,613
Charges	41,027
Deductions	(36,727)
Balance as of March 31, 2021	11,913
Charges	48,862
Deductions	(44,465)
Balance as of March 31, 2022	16,310
Charges	66,302
Deductions	(59,092)
Balance as of March 31, 2023	$23,520
In the years ended March 31, 2023, March 31, 2022 and March 31, 2021, the Company recorded $1.6 million, $0.7 million and $0.8 million, respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $36.9 million, $28.0 million and $26.4 million, in the years ended March 31, 2023, March 31, 2022 and March 31, 2021, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
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

Foreign currency
The functional currency of the Company’s foreign subsidiaries is the US dollar. Transactions denominated in currencies other than the functional currency are recorded at exchange rates in effect on the date of the transaction. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations.
Stock based compensation
The Company has several stock award plans, which are described in detail in Note 12. The Company accounts for stock based compensation under ASC 718, "Compensation-Stock Compensation." The Company recognizes expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.
Advertising costs
Advertising costs are expensed as incurred or distributed. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and amounted to approximately $96.7 million, $41.0 million and $30.3 million in the years ended March 31, 2023, March 31, 2022 and March 31, 2021, respectively.
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

Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the years ended March 31, 2023, March 31, 2022 and March 31, 2021, respectively, as any identified events or changes in circumstances did not result in an indicator for impairment. Further, there were no observable price changes in orderly

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
transactions for the identical or a similar investment of the same issuer during the years ended March 31, 2023, March 31, 2022 and March 31, 2021, respectively.
Note 4—Goodwill and other intangible assets
Information regarding the Company’s goodwill and intangible assets as of March 31, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(65,780)	$11,820
Customer relationships – e-commerce	3 years	3,940	(3,940)	—
Trademarks	10 years	3,500	(1,079)	2,421
Total finite-lived intangibles		85,040	(70,799)	14,241
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(70,799)	$249,661
Information regarding the Company’s goodwill and intangible assets as of March 31, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(58,020)	$19,580
Customer relationships – e-commerce	3 years	3,940	(3,928)	12
Trademarks	10 years	3,500	(729)	2,771
Total finite-lived intangibles		85,040	(62,677)	22,363
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(62,677)	$257,783
The Company has not recognized any impairment charges on its goodwill or intangible assets. Amortization expense on the finite-lived intangible assets was $8.1 million for each of the years ended March 31, 2023, March 31, 2022 and March 31, 2021.
The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of March 31, 2023, is as follows (in thousands):

The year ended March 31,
2024	$6,963
2025	1,230
2026	1,230
2027	1,230
2028	1,230
Thereafter	2,358
Total	$14,241

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 5—Property and equipment
Property and equipment as of March 31, 2023 and March 31, 2022 consists of the following (in thousands):

	March 31, 2023	March 31, 2022
Machinery, equipment and software	$15,148	$15,757
Leasehold improvements	4,677	4,670
Furniture and fixtures	1,263	1,032
Store fixtures	10,782	13,619
Property and equipment, gross	31,870	35,078
Less: Accumulated depreciation and amortization	(23,996)	(24,501)
Property and equipment, net	$7,874	$10,577
Depreciation and amortization expense on property and equipment was $4.3 million, $7.9 million and $6.7 million during the years ended March 31, 2023, March 31, 2022 and March 31, 2021, respectively.
Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of March 31, 2023 and March 31, 2022 consists of the following (in thousands):

	March 31, 2023	March 31, 2022
Accrued expenses	$47,817	$19,938
Current portion of operating lease liabilities	4,510	4,391
Accrued compensation	13,098	11,532
Taxes payable	2,851	2,128
Other current liabilities	2,698	2,015
Accrued expenses and other current liabilities	$70,974	$40,004
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2023 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$66,883	$—	$66,883	$—
Total financial liabilities	$66,883	$—	$66,883	$—
__________________________
(1) Of this amount, $5,575 is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
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
The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 or Level 2 for any of the periods presented.
Note 8—Debt
The Company’s outstanding debt as of March 31, 2023 and March 31, 2022 consists of the following (in thousands):

	March 31, 2023	March 31, 2022
Debt:
Term loan	$66,250	$96,250
Finance lease obligations	633	1,419
Total debt	66,883	97,669
Less: debt issuance costs	(427)	(803)
Total debt, net of issuance costs	66,456	96,866
Less: current portion	(5,575)	(5,786)
Long-term portion of debt	$60,881	$91,080
Amended credit agreement

On April 30, 2021, the Company amended and restated its prior credit agreement (as further amended, supplemented or modified from time to time, the “Amended Credit Agreement”) and refinanced all loans under the prior credit agreement. The Amended Credit Agreement has a five year term and consists of (i) a $100 million revolving credit facility (the “Amended Revolving Credit Facility”) and (ii) a $100 million term loan facility (the “Amended Term Loan Facility”).

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of March 31, 2023 was $100.0 million.

Prior to the First Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bore interest, at the borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States US dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio (the "Applicable Margin") or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. The all-in interest rate as of March 31, 2023 for the Amended Term Loan Facility was approximately 6.2%. On March 29, 2023, the Company amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR, subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%.

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

In the year ended March 31, 2023, the Company recognized a loss on extinguishment of debt of $176 thousand, primarily related to the partial prepayment of term loan borrowings in the amount of $25.0 million.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Aggregate future minimum principal payments are as follows (in thousands):

The year ended March 31,	Term Loan
2024	$5,000
2025	5,000
2026	5,000
2027	51,250
Total	$66,250

Interest expense
The components of interest expense, net are as follows (in thousands):

	Year ended March 31,
	2023	2022	2021
Interest on term loan debt	$3,450	$1,708	$2,912
Amortization of debt issuance costs	346	331	847
Interest on revolving line of credit	163	342	199
Interest on finance leases	31	63	137
Interest income	(1,972)	(3)	(5)
Interest expense, net	$2,018	$2,441	$4,090
Note 9—Commitments and contingencies
Legal Contingencies
From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 10—Income taxes
The components of income (loss) before the provision for income taxes are as follows (in thousands):

	Year ended March 31,
	2023	2022	2021
Domestic	$64,850	$26,286	$3,715
Foreign	(776)	(855)	(25)
Total	$64,074	$25,431	$3,690

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The components of the benefit (provision) for income taxes are as follows (in thousands):

	Year ended March 31,
	2023	2022	2021
Current:
US federal	$(7,065)	$(5,637)	$(4,772)
State	(1,854)	(1,715)	(1,186)
Foreign	(26)	(10)	(84)
Total current	(8,945)	(7,362)	(6,042)
Deferred:
US federal	5,035	3,146	7,159
State	816	738	1,293
Foreign	550	(183)	132
Total deferred	6,401	3,701	8,584
Total (provision) benefit for income taxes	$(2,544)	$(3,661)	$2,542
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Year ended March 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	1.0%	2.6%	(10.6)%
State tax deferred rate change, net of federal benefit	—%	(0.1)%	(1.6)%
Nondeductible business expenses	0.6%	0.4%	2.1%
Nondeductible employee compensation	2.5%	1.1%	9.1%
Provision-to-return adjustment	(0.1)%	(0.3)%	1.5%
Uncertain tax positions	—%	0.1%	1.0%
Stock based compensation	(20.3)%	(12.0)%	(90.7)%
Change in valuation allowance	(0.6)%	1.5%	—%
Others	(0.1)%	0.1%	(0.7)%
Effective tax rate	4.0%	14.4%	(68.9)%

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	March 31, 2023	March 31, 2022
Deferred tax assets:
Compensation	$354	$489
Inventory and receivables	9,976	7,939
Accrued expenses	2,734	2,225
Stock compensation	8,247	7,567
Net operating losses	571	426
Right of use liability	3,782	4,763
Capitalized research and development	858	—
Other	774	874
Gross deferred tax assets	27,296	24,283
Valuation allowance	—	(370)
Net deferred tax assets	27,296	23,913
Deferred tax liabilities:
Goodwill	5,180	3,084
Fixed assets and internally developed software	2,451	2,894
Intangible assets	19,107	22,740
Right of use asset	3,359	4,294
Other	378	494
Deferred tax liabilities	30,475	33,506
Net deferred tax liabilities	$3,179	$9,593
The deferred tax assets and liabilities are reported in the accompanying balance sheets as follows (in thousands):

	March 31, 2023	March 31, 2022
Deferred tax assets	$563	$—
Deferred tax liabilities	3,742	9,593
Net deferred tax liabilities	$3,179	$9,593
The valuation allowance was zero and $0.4 million as of March 31, 2023 and March 31, 2022, respectively, primarily relating to foreign net operating loss carryforwards for which we do not believe a tax benefit is more likely than not to be realized.
As of March 31, 2023, the Company had gross federal, state and foreign net operating loss carryforwards of zero, $0.8 million and $2.1 million, respectively. The federal and state net operating loss carryforwards can either be carried forward 20 years or indefinitely. The federal and state net operating loss carryforwards will begin to expire in 2038. The foreign net operating loss carryforwards have a carryforward period of 5 years and will begin to expire in 2026.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended March 31,
	2023	2022	2021
Balance at beginning of year	$466	$458	$477
Increases for prior year tax positions	—	—	6
Increases for current year tax positions	92	75	65
Decreases for prior year tax positions	(10)	(6)	—
Decreases due to settlements	—	(61)	(27)
Decreases due to statutes lapsing	(106)	—	(63)
Balance at end of year	$442	$466	$458
If all of the Company’s unrecognized tax benefits as of March 31, 2023, March 31, 2022 and March 31, 2021 were recognized, $0.4 million, $0.5 million and $0.5 million, respectively, of unrecognized tax benefits, would impact the effective tax rate. The Company believes it is reasonably possible that $0.1 million of unrecognized tax benefits may reverse in the next twelve months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company had $0.2 million and $0.2 million of accrued gross interest and penalties as of March 31, 2023 and March 31, 2022, respectively. The Company recognized net interest and penalties expense of $34 thousand, $27 thousand and $29 thousand for the years ended March 31, 2023, March 31, 2022 and March 31, 2021, respectively.
The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2023, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year ended March 31, 2019.
Note 11—Preferred stock
The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of March 31, 2023 or March 31, 2022.
Note 12—Stock based compensation
Stock plans
The Company grants stock based awards under its 2016 Equity Incentive Award Plan (as amended) (the “2016 Plan”), which replaced its 2014 Equity Incentive Plan (the “2014 Plan”) and became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 in September 2016. No grants have been made under the 2014 Plan since the Company’s initial public offering and no further awards will be granted thereunder. Any awards outstanding under the 2014 Plan that are forfeited or lapse unexercised will be added to the shares reserved and available for grant under the 2016 Plan. The 2016 Plan permits the grant of incentive stock options, non-statutory stock options, restricted stock and other stock- or cash-based awards to employees, officers, directors, advisors and consultants. The 2016 Plan allows for option grants of the Company’s common stock based on service, performance and market conditions.
In the year ended March 31, 2023, no stock options were issued. As of March 31, 2023, a total of 16,589,312 shares have been authorized for issuance under the 2016 Plan, and 7,969,487 remain available for grant. As of March 31, 2023, there were 368,915 options and awards outstanding under the 2014 Plan that, if forfeited, would increase the number of shares authorized for grant under the 2016 Plan.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2020	1,999,553	13.17
Exercised	(337,376)	4.36
Canceled or forfeited	(21,196)	23.24
Balance as of March 31, 2021	1,640,981	14.86	6.1	$19,650
Exercised	(93,282)	11.19
Canceled or forfeited	(4,200)	26.63
Balance as of March 31, 2022	1,543,499	$15.05	5.1	$16,686
Exercised	(519,009)	12.82
Balance as of March 31, 2023	1,024,490	$16.17	4.1	$67,796

Exercisable, March 31, 2023	952,850	$16.30	4.0	$62,939
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $82.35, as reported on the New York Stock Exchange on March 31, 2023.
Additional information relating to service-based options is as follows (in thousands, except per share data):

	Year ended March 31,
	2023	2022	2021
Stock based compensation expense	$344	$924	$1,671
Intrinsic value of options exercised	18,015	1,695	5,620
As of March 31, 2023, there was $0.3 million of total unrecognized compensation cost related to service-based stock options, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
No service-based stock options were granted during the years ended March 31, 2023, March 31, 2022 and March 31, 2021.
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
Expected term
The expected term of the options represents the period of time that the options are expected to be outstanding. Options granted have a maximum contractual life of 10 years. Prior to the Company’s initial public offering of its common stock in September 2016, the Company estimated the expected term of the option based on the estimated timing of potential liquidity events. For grants upon or after the initial public offering, the Company estimated the expected term based upon the simplified method described in Staff Accounting Bulletin No. 107, as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares had been publicly traded.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
Risk-free interest rate
The risk-free interest rate was based on the US Treasury rate, with maturities similar to the expected term of the options.
Expected dividend yield
The Company does not anticipate paying any dividends in the foreseeable future. As such, the Company uses an expected dividend yield of zero.
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2020	1,252,932	7.97
Exercised	(144,340)	1.89
Balance as of March 31, 2021	1,108,592	8.72	4.0	$20,077
Exercised	(104,265)	2.24
Balance as of March 31, 2022	1,004,327	9.40	3.0	$16,809
Exercised	(460,787)	2.73
Canceled or forfeited	(25,800)	26.84
Balance as of March 31, 2023	517,740	14.46	2.4	$35,151

Exercisable, March 31, 2023	517,740	14.46	2.4	$35,151
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $82.35, as reported on the New York Stock Exchange on March 31, 2023.

As of March 31, 2023, there was no further unrecognized compensation cost related to performance-based and market-based vesting stock options.

Additional information relating to options that vest based upon the satisfaction of performance or market conditions is as follows (in thousands):

	Year ended March 31,
	2023	2022	2021
Intrinsic value of options exercised	23,860	2,921	$3,117

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Restricted stock
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) as follows:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2020	2,311,768	12.86
Granted	1,206,870	17.45
Vested	(1,044,052)	13.97
Canceled or forfeited	(184,971)	14.19
Balance as of March 31, 2021	2,289,615	14.67
Granted	1,103,890	27.62
Vested	(926,250)	14.50
Canceled or forfeited	(191,513)	16.67
Balance as of March 31, 2022	2,275,742	20.85
Granted	1,180,167	28.59
Vested	(1,066,516)	18.88
Canceled or forfeited	(260,620)	22.24
Balance as of March 31, 2023	2,128,773	25.94
As of March 31, 2023, there were 198,905 unvested shares subject to RSAs outstanding. Additional information relating to RSAs and RSUs is as follows (in thousands):

	Year ended March 31,
	2023	2022	2021
Stock based compensation expense	$28,773	$18,722	$18,012
Intrinsic value of restricted stock released	$47,713	$25,621	$24,328
As of March 31, 2023, there was $46.5 million of total unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. Stock based compensation expense related to restricted stock for the year ended March 31, 2023 of $0.1 million and $28.7 million were reported in cost of sales and selling, general and administrative expense in the Company’s consolidated statements of operations and comprehensive income, respectively.
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
Note 13—Repurchase of common stock
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
The Company did not repurchase any shares during the three and twelve months ended March 31, 2023. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of March 31, 2023.
Note 14—Employee benefit plan
The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company made matching contributions of $0.5 million, $0.4 million and $0.3 million to the 401(k) Plan during the years ended March 31, 2023, March 31, 2022 and March 31, 2021, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 15—Net income per share
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations (in thousands, except share and per share data):

	Year ended March 31,
	2023	2022	2021
Numerator:
Net income	$61,530	$21,770	$6,232

Denominator:
Weighted average common shares outstanding — basic	52,474,811	50,940,808	49,377,410
Dilutive common equivalent shares from equity awards	2,862,743	2,713,495	2,616,735
Weighted average common shares outstanding —diluted	55,337,554	53,654,303	51,994,145

Net income per share:
Basic	$1.17	$0.43	$0.13
Diluted	$1.11	$0.41	$0.12

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	194,289	20,314	1,038,810
Note 16—Leases
The Company leases warehouses, distribution centers, office space and equipment. The majority of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term for up to five years. The exercise of lease renewal options is at the Company's sole discretion and such renewal options are included in the lease term if they are reasonably certain to be exercised. Certain leases also include options to purchase the leased asset. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company’s equipment leases are finance leases of assets used to operate its distribution centers in Ontario, California and Columbus, Ohio.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
A reconciliation of the balance sheet line items that were impacted or created as a result of the Company’s adoption of ASC 842 as of March 31, 2023 and March 31, 2022 is as follows (in thousands):

	Classification	March 31, 2023	March 31, 2022
Assets
Operating lease assets	Other assets	$14,071	$18,218
Finance lease assets (a)	Other assets	245	664
Total leased assets		$14,316	$18,882
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,510	$4,391
Finance	Current portion of long-term debt and finance lease obligations	575	786
Noncurrent
Operating	Long-term operating lease obligations	11,201	15,744
Finance	Long-term debt and finance lease obligations	58	633
Total lease liabilities		$16,344	$21,554
___________________
(a) Finance leases are recorded net of accumulated amortization of $3.4 million and $3.0 million as of March 31, 2023 and March 31, 2022, respectively.

For the years ended March 31, 2023, March 31, 2022 and March 31, 2021, the components of operating and finance lease costs were as follows (in thousands):

		Year ended March 31,
	Classification	2023	2022	2021
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$4,638	$4,686	$4,756
Finance lease cost
Amortization of leased assets	SG&A expenses	420	436	970
Interest on lease liabilities	Interest expense, net	31	63	137
Total lease cost		$5,089	$5,185	$5,863

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

As of March 31, 2023, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
2024	$4,851	$582	$5,433
2025	4,071	58	4,129
2026	3,097	—	3,097
2027	1,441	—	1,441
2028	846	—	846
Thereafter	2,374	—	2,374
Total lease payments	16,680	640	17,320
Less: Interest	969	7	976
Present value of lease liabilities	$15,711	$633	$16,344
As of March 31, 2023 and March 31, 2022, the weighted average remaining lease term (in years) and discount rate were as follows:

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term
Operating leases	4.6 years	5.2 years
Finance leases	0.9 years	1.9 years
Weighted-average discount rate
Operating leases	2.6%	2.7%
Finance leases	2.6%	3.0%
Operating cash outflows from operating leases for the years ended March 31, 2023, March 31, 2022 and March 31, 2021 were $4.9 million, $5.1 million and $3.8 million, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 17—Quarterly financial summary (unaudited)
Unaudited quarterly results for the last three years were as follows (in thousands, except per share data):

2023	Q1	Q2	Q3	Q4
Net sales	$122,601	$122,349	$146,537	$187,357
Gross profit	82,985	79,560	98,725	129,126
Net income	14,469	11,710	19,105	16,246
Net income per share:
Basic	0.28	0.22	0.36	$0.31
Diluted	$0.27	$0.21	$0.34	$0.29

2022	Q1	Q2	Q3	Q4
Net sales	$97,047	$91,855	$98,118	105,135
Gross profit	61,906	57,985	64,341	67,500
Net income	8,276	5,724	6,214	1,556
Net income per share:
Basic	0.16	0.11	0.12	$0.03
Diluted	$0.15	$0.11	$0.12	$0.03

2021	Q1	Q2	Q3	Q4
Net sales	$64,527	$72,350	$88,562	$92,671
Gross profit	43,341	47,138	57,119	58,600
Net income (loss)	1,512	447	4,297	(24)
Net income per share:
Basic	0.03	0.01	0.09	0.00
Diluted	$0.03	$0.01	$0.08	$0.00