Form 10-Q
period 2023-06-30
e.l.f. Beauty, Inc.
filed 2023-08-02
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 27, 2023 was 54,457,319 shares.

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

•We are subject to international business uncertainties.

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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2023	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$142,549	$120,778	$72,248
Accounts receivable, net	90,531	67,928	52,281
Inventory, net	98,053	81,323	70,339
Prepaid expenses and other current assets	39,276	33,296	21,772
Total current assets	370,409	303,325	216,640
Property and equipment, net	7,581	7,874	9,339
Intangible assets, net	76,013	78,041	84,132
Goodwill	171,620	171,620	171,620
Investments	1,155	2,875	2,875
Other assets	31,103	31,866	29,251
Total assets	$657,881	$595,601	$513,857

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,431	$5,575	$5,793
Accounts payable	53,237	31,427	16,023
Accrued expenses and other current liabilities	51,037	70,974	39,916
Total current liabilities	109,705	107,976	61,732
Long-term debt and finance lease obligations	59,612	60,881	89,684
Deferred tax liabilities	5,855	3,742	13,538
Long-term operating lease obligations	10,137	11,201	14,637
Other long-term liabilities	870	784	817
Total liabilities	186,179	184,584	180,408

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of June 30, 2023, March 31, 2023 and June 30, 2022; 54,417,579, 53,770,482 and 52,424,445 shares issued and outstanding as of June 30, 2023, March 31, 2023 and June 30, 2022, respectively	543	535	517
Additional paid-in capital	840,181	832,481	801,992
Accumulated deficit	(369,022)	(421,999)	(469,060)
Total stockholders' equity	471,702	411,017	333,449
Total liabilities and stockholders' equity	$657,881	$595,601	$513,857
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,
	2023	2022
Net sales	$216,339	$122,601
Cost of sales	63,767	39,616
Gross profit	152,572	82,985
Selling, general and administrative expenses	91,939	61,555
Operating income	60,633	21,430
Other income (expense), net	399	(1,663)
Impairment of equity investment	(1,720)	—
Interest income (expense), net	341	(663)
Income before provision for income taxes	59,653	19,104
Income tax provision	(6,676)	(4,635)
Net income	$52,977	$14,469
Comprehensive income	$52,977	$14,469

Net income per share:
Basic	$0.98	$0.28
Diluted	$0.93	$0.27
Weighted average shares outstanding:
Basic	53,938,136	51,707,160
Diluted	57,175,870	53,834,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2023	53,571,577	$535	$832,481	$(421,999)	$411,017
Net income	—	—	—	52,977	52,977
Stock-based compensation	—	—	7,223	—	7,223
Exercise of stock options and vesting of restricted stock	754,953	8	477	—	485
Balance as of June 30, 2023	54,326,530	$543	$840,181	$(369,022)	$471,702

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2022	51,524,307	$515	$795,443	$(483,529)	$312,429
Net income	—	—	—	14,469	14,469
Stock-based compensation	—	—	6,549	—	6,549
Exercise of stock options and vesting of restricted stock	558,336	2	—	—	2
Balance as of June 30, 2022	52,082,643	$517	$801,992	$(469,060)	$333,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$52,977	$14,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,637	5,724
Stock-based compensation expense	7,200	6,542
Amortization of debt issuance costs and discount on debt	75	91
Deferred income taxes	2,113	3,945
Impairment of equity investment	1,720	—
Other, net	71	21
Changes in operating assets and liabilities:
Accounts receivable	(22,615)	(6,727)
Inventory	(16,729)	14,158
Prepaid expenses and other assets	(8,094)	(3,258)
Accounts payable and accrued expenses	2,014	(3,442)
Other liabilities	(1,015)	(945)
Net cash provided by operating activities	23,354	30,578

Cash flows from investing activities:
Purchase of property and equipment	(616)	(241)
Net cash used in investing activities	(616)	(241)

Cash flows from financing activities:
Repayment of long-term debt	(1,250)	(1,250)
Cash received from issuance of common stock	485	2
Other, net	(202)	(194)
Net cash used in financing activities	(967)	(1,442)

Net increase in cash and cash equivalents	21,771	28,895
Cash and cash equivalents - beginning of period	120,778	43,353
Cash and cash equivalents - end of period	$142,549	$72,248
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1—Nature of operations
e.l.f. Beauty, Inc., a Delaware corporation (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”), is a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty-free cosmetics and skincare products. The Company's mission is to make the best of beauty accessible to every eye, lip, face and skin concern.
The Company believes its ability to deliver cruelty-free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates it in the beauty industry. The Company believes the combination of its value proposition, innovation engine, ability to attract and engage consumers, and its world-class team’s ability to execute with speed, has positioned the Company well to navigate the competitive beauty market.

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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, March 31, 2023 and June 30, 2022, and its results of operations and stockholders' equity for the three months ended June 30, 2023 and June 30, 2022 and its cash flows for the three months ended June 30, 2023 and June 30, 2022. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant accounting policies
The Company made no material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the fiscal year ended March 31, 2023 included in the Annual Report.

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

	Three months ended June 30,
Net sales by geographic region:	2023	2022
United States	$188,595	$107,139
International	27,744	15,462
Total net sales	$216,339	$122,601
As of June 30, 2023, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
Recent accounting pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's unaudited condensed consolidated financial statements.
Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its unaudited condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company recorded an impairment charge of $1.7 million as a separate line under other income (expense) on its investment during the three months ended June 30, 2023, as an identified event or change in circumstances resulted in an indicator for impairment.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of June 30, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(67,720)	$9,880
Customer relationships – e-commerce	3 years	3,940	(3,940)	—
Trademarks	10 years	3,500	(1,167)	2,333
Total finite-lived intangibles		85,040	(72,827)	12,213
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(72,827)	$247,633

Information regarding the Company’s goodwill and intangible assets as of March 31, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(65,780)	$11,820
Customer relationships – e-commerce	3 years	3,940	(3,940)	—
Trademarks	10 years	3,500	(1,079)	2,421
Total finite-lived intangibles		85,040	(70,799)	14,241
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(70,799)	$249,661
Information regarding the Company’s goodwill and intangible assets as of June 30, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(59,960)	$17,640
Customer relationships – e-commerce	3 years	3,940	(3,931)	9
Trademarks	10 years	3,500	(817)	2,683
Total finite-lived intangibles		85,040	(64,708)	20,332
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(64,708)	$255,752
Amortization expenses on finite-lived intangible assets was $2.0 million in both the three months ended June 30, 2023 and June 30, 2022. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three months ended June 30, 2023 and June 30, 2022.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of June 30, 2023 is as follows (in thousands):

Remainder of fiscal 2024	$4,935
2025	1,230
2026	1,230
2027	1,230
2028	1,230
Thereafter	2,358
Total	$12,213

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2023, March 31, 2023 and June 30, 2022 consisted of the following (in thousands):

	June 30, 2023	March 31, 2023	June 30, 2022
Accrued expenses	$35,309	$47,817	$25,798
Current portion of operating lease liabilities	4,474	4,510	4,508
Accrued compensation	5,165	13,098	4,640
Taxes payable	3,594	2,851	3,232
Other current liabilities	2,495	2,698	1,738
Accrued expenses and other current liabilities	$51,037	$70,974	$39,916
Note 6—Debt
The Company’s outstanding debt as of June 30, 2023, March 31, 2023 and June 30, 2022 consisted of the following (in thousands):

	June 30, 2023	March 31, 2023	June 30, 2022
Term loan(1)	$65,000	$66,250	$95,000
Finance lease obligations	431	633	1,226
Total debt(2)	65,431	66,883	96,226
Less: debt issuance costs	(388)	(427)	(749)
Total debt, net of issuance costs	65,043	66,456	95,477
Less: current portion	(5,431)	(5,575)	(5,793)
Long-term portion of debt	$59,612	$60,881	$89,684
(1) See Note 8, “Debt,” to the consolidated financial statements included in the Annual Report for details regarding the Amended Credit Agreement. As of June 30, 2023, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of June 30, 2023 was $100.0 million.

Prior to the First Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bore interest, at the borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. On March 29, 2023, the Company amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR, subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%. The all-in interest rate as of June 30, 2023 for the Amended Term Loan Facility was approximately 6.6%.

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
Note 8—Stock-based compensation
Stock based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended June 30,
	2023	2022
Service-based vesting options	$46	$88
Restricted stock and RSUs	7,154	6,454
Total stock compensation expense	$7,200	$6,542
As of June 30, 2023, there was $0.2 million and $85.1 million of total unrecognized stock-based compensation cost related to unvested service-based stock options and shares subject to RSAs and RSUs, respectively. The unrecognized stock-based compensation is expected to be recognized over the remaining weighted-average period of 1.8 years for service-based stock options and 2.3 years for shares subject to RSAs and RSUs, respectively.

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

The Company did not repurchase any shares during the three months ended June 30, 2023. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of June 30, 2023.

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

	Three months ended June 30,
	2023	2022
Numerator:
Net income	$52,977	$14,469

Denominator:
Weighted-average common shares outstanding – basic	53,938,136	51,707,160
Dilutive common equivalent shares from equity awards	3,237,734	2,127,572
Weighted-average common shares outstanding – diluted	57,175,870	53,834,732

Net income per share:
Basic	$0.98	$0.28
Diluted	$0.93	$0.27
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	141,407	741,016
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

A reconciliation of the balance sheet line items that were impacted or created as a result of the Company's adoption of ASC 842 as of June 30, 2023, March 31, 2023 and June 30, 2022 were as follows (in thousands):

	Classification	June 30, 2023	March 31, 2023	June 30, 2022
Assets
Operating lease assets	Other assets	$13,020	$14,071	$17,188
Finance lease assets (a)	Other assets	140	245	560
Total leased assets		$13,160	$14,316	$17,748
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,474	$4,510	$4,508
Finance	Current portion of long-term debt and finance lease obligations	431	575	793
Noncurrent
Operating	Long-term operating lease obligations	10,137	11,201	14,637
Finance	Long-term debt and finance lease obligations	—	58	433
Total lease liabilities		$15,042	$16,344	$20,371
_____________________
(a) Finance leases are recorded net of accumulated amortization of $3.5 million, $3.4 million and $3.1 million as of June 30, 2023, March 31, 2023 and June 30, 2022, respectively.
For the three months ended June 30, 2023 and June 30, 2022, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended June 30,
	Classification	2023	2022
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,277	$1,157
Finance lease cost
Amortization of leased assets	SG&A expenses	105	105
Interest on lease liabilities	Interest expense, net	4	10
Total lease cost		$1,386	$1,272
As of June 30, 2023, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of fiscal 2024	$3,655	$377	$4,032
2025	4,071	58	4,129
2026	3,097	—	3,097
2027	1,441	—	1,441
2028	846	—	846
Thereafter	2,374	—	2,374
Total lease payments	15,484	435	15,919
Less: Interest	873	4	877
Present value of lease liabilities	$14,611	$431	$15,042
For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.

As of June 30, 2023 and June 30, 2022, the weighted-average remaining lease term (in years) and discount rate were as follows:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term
Operating leases	4.4 years	5.0 years
Finance leases	0.7 years	1.6 years
Weighted-average discount rate
Operating leases	2.6%	2.7%
Finance leases	2.4%	2.9%
Operating cash outflows from operating leases for the three months ended June 30, 2023 and June 30, 2022 were $1.2 million and $1.1 million, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended March 31, 2023 (the “Annual Report”) and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
Overview and Business Trends

e.l.f. Beauty, Inc., a Delaware corporation (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”), is a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty-free cosmetics and skincare products. Our mission is to make the best of beauty accessible to every eye, lip, face and skin concern.
We believe our ability to deliver cruelty-free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our value proposition, innovation engine, ability to attract and engage consumers, and our world-class team’s ability to execute with speed has positioned us well to navigate the competitive beauty market.

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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,
(in thousands)	2023	2022
Net sales	$216,339	$122,601
Cost of sales	63,767	39,616
Gross profit	152,572	82,985
Selling, general and administrative expenses	91,939	61,555
Operating income	60,633	21,430
Other income (expense), net	399	(1,663)
Impairment of equity investment	(1,720)	—
Interest income (expense), net	341	(663)
Income before provision for income taxes	59,653	19,104
Income tax provision	(6,676)	(4,635)
Net income	$52,977	$14,469
Comprehensive income	$52,977	$14,469

	Three months ended June 30,
(percentage of net sales)	2023	2022
Net sales	100%	100%
Cost of sales	29%	32%
Gross margin	71%	68%
Selling, general and administrative expenses	42%	50%
Operating income	28%	17%
Other income (expense), net	—%	(1)%
Impairment of equity investment	(1)%	—%
Interest income (expense), net	—%	(1)%
Income before provision for income taxes	28%	16%
Income tax provision	(3)%	(4)%
Net income	24%	12%
Comprehensive income	24%	12%

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022
Net sales
Net sales increased $93.7 million, or 76%, to $216.3 million for the three months ended June 30, 2023, compared to $122.6 million for the three months ended June 30, 2022. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $81.4 million, or 75%, in our retailer channels and increased $12.3 million, or 91%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $69.3 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $24.4 million in net sales as compared to the three months ended June 30, 2022.
Gross profit
Gross profit increased $69.6 million, or 84%, to $152.6 million for the three months ended June 30, 2023, compared to $83.0 million for the three months ended June 30, 2022. Higher unit volume drove $47.0 million of the increase in gross profit, with the remaining increase of $22.6 million driven by higher average item price and mix. Gross margin increased to 71% from 68% when compared to the three months ended June 30, 2022. The increase in gross margin rate in three months ended June

30, 2023 was primarily driven by favorable foreign exchange impacts, margin accretive mix and cost savings, lower inventory adjustments and improved transportation costs, partially offset by costs associated with retailer activity and space expansion.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A") expenses were $91.9 million for the three months ended June 30, 2023, an increase of $30.4 million, or 49%, from $61.6 million for the three months ended June 30, 2022. SG&A expenses as a percentage of net sales decreased to 42% for the three months ended June 30, 2023 from 50% for the three months ended June 30, 2022. The $30.4 million increase was primarily related to an increase in marketing and digital spend of $15.3 million, increased operations costs of $5.8 million, increased compensation and benefits of $4.5 million, and increased retail fixturing and visual merchandising costs of $2.6 million.

Other income (expense), net
Other income, net totaled $0.4 million for the three months ended June 30, 2023, as compared to other expense, net of $1.7 million for the three months ended June 30, 2022. The year-over-year variance was primarily related to foreign exchange rate movements that impacted cash and receivables by driving an unrealized gain in the period.
Impairment of equity investment
Impairment of equity investment was $1.7 million for the three months ended June 30, 2023. See Note 3, Investment in equity securities in our unaudited condensed consolidated financial statements for further details.
Interest income (expense), net
Interest income, net was $0.3 million for the three months ended June 30, 2023, as compared to interest expense, net of $0.7 million for the three months ended June 30, 2022. The year-over-year variance was primarily due to increased interest earned on our cash balances and a lower average loan balance, offsetting higher interest costs.

Income tax provision
The provision for income taxes was $6.7 million, or an effective rate of 11.2%, for the three months ended June 30, 2023, as compared to a provision of $4.6 million, or an effective rate of 24.3%, for the three months ended June 30, 2022. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $40.5 million, partially offset by an increase in discrete tax benefit of $9.7 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of June 30, 2023, we had $142.5 million of cash and cash equivalents. In addition, as of June 30, 2023, we had borrowing capacity of $100.0 million under our Amended Revolving Credit Facility, as defined below.
Our primary cash needs are for working capital, fixturing, retail product displays and digital investments. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion within or to additional retailer store locations. We expect to fund ongoing cash needs from existing cash and cash equivalents, cash generated from operations and, if necessary, draws on our Amended Revolving Credit Facility, as defined below.

Our primary working capital requirements are for product and product-related costs, compensation and benefits, distribution costs, advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base and the general seasonality of our business. As of June 30, 2023, we had working capital, excluding cash, of $118.2 million, compared to $74.6 million as of March 31, 2023. Working capital, excluding cash and debt, was $123.6 million and $80.1 million as of June 30, 2023 and March 31, 2023, respectively.

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
Cash flows

	Three months ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$23,354	$30,578
Investing activities	(616)	(241)
Financing activities	(967)	(1,442)
Net increase in cash:	$21,771	$28,895
Cash provided by operating activities
For the three months ended June 30, 2023, net cash provided by operating activities was $23.4 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $69.8 million, partially offset by an increase in operating assets and liabilities as shown on the statement of cash flows of $46.4 million. The increase in operating assets and liabilities was primarily driven by a $22.6 million increase in accounts receivable, a $16.7 million increase in inventory, an $8.1 million increase of prepaid expense and other assets, and a $1.0 million decrease related to other liabilities. This was partially offset by a $2.0 million increase in accounts payable and accrued expenses.

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

Cash used in investing activities
For the three months ended June 30, 2023, net cash used in investing activities was $0.6 million. The change was primarily driven by an increase in capital expenditures related to machinery, equipment and software during the three months ended June 30, 2023, as compared to net cash used in investing activities of $0.2 million during the three months ended June 30, 2022.

Cash used in financing activities
For the three months ended June 30, 2023, net cash used in financing activities was $1.0 million and was primarily driven by repayment on the Amended Term Loan Facility of $1.3 million, partially offset by cash received from the exercise of stock options.

For the three months ended June 30, 2022, net cash used in financing activities was $1.4 million and was primarily driven by repayment on the Amended Term Loan Facility.

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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of June 30, 2023 was $100.0 million.
Prior to the First Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. On March 29, 2023, we amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR, subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%. The interest rate as of June 30, 2023 for the Amended Term Loan Facility was approximately 6.6%.
The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of June 30, 2023, we were in compliance with all financial covenants under the Amended Credit Agreement.

Contractual obligations and commitments
There have been no material changes to our contractual obligations and commitments as included in the Annual Report.
Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.
Critical accounting policies and estimates
The MD&A is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in the Annual Report.
Recent accounting pronouncements
Recent accounting pronouncements are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk.
There have been no material changes to our primary risk exposures or management of market risks from those disclosed in the Annual Report.
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of June 30, 2023, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and conclude that there have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal proceedings.
We are from time to time subject to, and are presently involved in, legal proceedings, claims and litigation arising in the ordinary course of business. We are not currently a party to any matters that management expects will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk factors.
Certain risks may have a material and/or adverse effect on our business, financial condition and results of operations. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes thereto and “Management’s discussion and analysis of financial condition and results of operations” in Part I, Item 2 of this Quarterly Report.
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

Our ability to compete also depends on the continued strength of our brands and products, the success of our marketing, innovation and execution strategies, the continued diversity of our product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, our ability to adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence and machine learning, and our success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.

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

•our products may be the subject of regulatory actions, including, but not limited to, actions by the US Food and Drug Administration (the "FDA"), the Federal Trade Commission (the “FTC") and the Consumer Product Safety Commission (the "CPSC") in the United States and comparable foreign authorities outside the United States;

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

Growing our business will place a strain on our management team, personnel, financial and information systems, supply chain and distribution capacity and other resources. To manage growth effectively, we must continue to enhance our operational, financial and management systems, including our warehouse management and inventory control; maintain and improve our internal controls and disclosure controls and procedures; maintain and improve our information technology systems and procedures; and expand, train and manage our employee base while maintaining close coordination among our executive, accounting, finance, legal, human resources, marketing, regulatory, sales and operations functions.

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

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts to estimate demand for and popularity of various products to make purchasing decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or components. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations. See also “Risk factors related to our retail customers, consumers and the seasonality of our business—Our quarterly results of operations fluctuate due to seasonality, order patterns from key retail customers and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.”

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

As the COVID-19 pandemic evolves and we consider the potential for future public health crises, we continue to evaluate and refine our work from home policy. A portion of our personnel is currently working under our hybrid model of three days in the office and two days remote, with the remainder of our personnel based in the United States who do not live close to an e.l.f. office working remotely full time. Any changes to our remote work policy could cause us to have difficulty retaining current employees and recruiting new employees, both of which could adversely affect our business, financial condition and results of operations.

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

Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the United Kingdom (the "UK"), China or any of the other countries in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

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
If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve, and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit or that we would be able to: (i) access our existing cash, cash equivalents, and investments; (ii) maintain any required letters of credit or other credit support arrangements; or (iii) adequately fund our business for a prolonged period of time or at all. Any of such events could have a material adverse effect on our current or projected business operations and results of operations and financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
Risk factors related to our financial condition

Our indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of June 30, 2023, we had a total of $65.4 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $100.0 million under our Amended Revolving Credit Facility. Our indebtedness could have significant consequences, including:

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

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under the Amended Credit Agreement can terminate their commitments to loan money under the Amended Revolving Credit Facility, and our lenders under the Amended Credit Agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

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

Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the Euro, British pound, Chinese Renminbi, and Canadian dollar. The exchange rates between these currencies and the US dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the US dollar will decrease the US dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee compensation and benefits and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the US dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

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

The risks described here are heightened due to the increase in remote working. A portion of our personnel is currently working under our hybrid model of three days in the office and two days remote, while others work remote entirely. It is possible with this model that the execution of our business plans and operations could be negatively impacted. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in heightened consumer privacy, IT security and fraud concerns, potentially disrupting our operations.

We must continue to maintain and make requisite or critical upgrades to our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have identified the need to continually expand and improve our information technology systems and personnel to support expected future growth. As such, we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. We are currently undertaking various technology upgrades and enhancements to support our business growth, including an implementation of SAP software to upgrade our platforms and systems worldwide. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. The implementation of new information technology systems, such as our implementation of SAP software, or any modification of our key information systems may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

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

We have in place technical and organizational measures to maintain the security and safety of critical proprietary, personal, employee, customer and financial data which we continue to maintain and upgrade to industry standards. However, advances in technology, the pernicious ingenuity of criminals, new exposures via cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or personal data. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or mobile applications or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. We are not aware of any material breach or compromise of the personal data of consumers, but we have been subject to attacks (e.g., phishing, denial of service) in the past and cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of June 30, 2023, we had 85 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

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

In February 2022, Russian military forces launched a full-scale military invasion of Ukraine that has resulted in an ongoing military conflict between the two countries. The length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, and the conflict has caused, and may continue to cause, global political, economic and social instability, and disruptions to the global economy, financial systems, international trade, the global supply chain and the transportation and energy sectors, among others.

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

Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, on December 29, 2022, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (the “MoCRA"). MoCRA created new compliance requirements for manufacturers of cosmetic products in the United States and also significantly expanded the FDA's authority to oversee and regulate cosmetics. Under MoCRA, companies must comply with new requirements for cosmetics, such as new labeling requirements for certain products, safety substantiation, facility registration, product listing, adverse event reporting, good manufacturing practice requirements and mandatory recalls. In addition, MoCRA provided FDA with new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access certain product records. Many of the requirements are scheduled to become applicable on December 29, 2023, although some of the requirements, such as those relating to labeling, may become applicable in 2024 and 2025. In either case, the FDA has yet to implement regulations for MoCRA, and as such we are unable to ascertain at this time the full impact that complying with MoCRA will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Our facilities and those of our third-party manufacturers are subject to regulation under the Federal Food, Drug and Cosmetic Act (the “FDCA") and FDA implementing regulations.

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

Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations. If the FDA finds a violation of cGMPs, it may enjoin our manufacturer’s operations, seize product, restrict importation of goods, and impose administrative, civil or criminal penalties. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective actions, including suspending manufacturing operations, changing product formulations, suspending sales, or initiating product recalls. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to ensure they are qualified and in compliance. For example, under MoCRA, manufacturers of cosmetic products in the United States will become subject to mandatory good manufacturing practices ("GMP") requirements. Although the FDA has yet to establish or implement regulations for such GMP requirements, third-party manufacturers of our cosmetic products may be slow or unable to adapt to these forthcoming regulations, which may require us to find alternative suppliers for our products. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

For example, the California Consumer Privacy Act (the “CCPA”) requires certain disclosures to California residents regarding a business’s data processing activities, affords California consumers rights with respect to their personal information (including the rights related to access to and deletion of personal information, and the right to opt out of certain disclosures of their personal information), and establishes significant penalties for noncompliance. The California Privacy Rights Act (the “CPRA”), which took effect on January 1, 2023, significantly expands the CCPA, including by introducing additional obligations such as data minimization and retention requirements, granting additional rights to California residents such as correction of personal information and additional opt-out rights, and creating a new regulatory authority, the California Privacy Protection Agency, to implement and enforce the law. Comprehensive privacy legislation has also been enacted in four other states, imposing similar compliance obligations. These laws are the Virginia Consumer Data Protection Act of 2021 (the “VCDPA”), which went into effect on January 1, 2023, the Colorado Privacy Act (the “CPA”) and Connecticut Data Privacy Act (the “CTDPA”), which each went into effect on July 1, 2023, and the Utah Consumer Privacy Act (the “UCPA”), which will go into effect on December 1, 2023. Several other states are considering enacting data protection legislation that may impose significant obligations and restrictions. The effects of the CPRA, the VCDPA, the CPA, the CTDPA and the UCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.

In addition, the UK General Data Protection Regulation (the “UK GDPR”) and the EU’s General Data Protection Regulation (the “GDPR”) impose comprehensive data privacy compliance obligations in relation to the collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audits. Failure to comply with the UK GDPR or the GDPR could result in penalties for noncompliance of up to the greater of GBP 17.5 million/EUR 20 million (as applicable) or 4% of our global annual turnover, and companies can be fined under each of these regimes independently with respect to the same violation. In addition to fines, a violation of the UK GDPR or the GDPR may result in regulatory investigations, reputational damage, orders to cease/change data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).

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

We have limited patent protection, which limits our ability to protect our products from competition. We primarily rely on know-how to protect our products. It is possible that others will independently develop the same or similar know-how, which may allow them to sell products similar to ours. If others obtain access to our know-how, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized use of such information, which could harm our competitive position. Furthermore, advances in artificial intelligence technology may generate intellectual property developments, which existing intellectual property laws may not adequately protect and which may also give rise to a proliferation of infringement which we may not be able to address effectively.

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

We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our e-commerce websites and mobile applications. Negative commentary or false statements regarding us or our products may be posted on our e-commerce websites, mobile applications, or social media platforms and may be harmful to our reputation or business. Our target consumers often value readily available information and may act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our e-commerce websites and mobile applications. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act and Digital Millennium Copyright Act generally protect online service providers from claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, Twitter, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control. For example, in recent months, lawmakers in the United States, Europe and Canada have escalated efforts to restrict access to TikTok. Montana’s governor signed a bill in May to ban TikTok from operating inside the state – the first prohibition of its kind in the United States – and other states, governmental bodies and institutions have voiced concerns that TikTok poses a national security threat and may adopt similar prohibitions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations. Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.

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

Our business is highly dependent upon email and other messaging services for promoting our brands, products and e-commerce platforms. We provide emails, text messages and “push” communications to inform consumers of new products, shipping specials and other promotions. We believe these messages are an important part of our consumer experience. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open or read our messages, our business, financial condition and results of operations may be materially adversely affected. Changes in how web and mail services block, organize and prioritize email may reduce the number of subscribers who receive or open our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.

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

We had approximately 195.5 million shares of common stock authorized but unissued and 54.5 million shares of common stock outstanding as of July 27, 2023. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.

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

In addition, in May 2019, we announced that our board of directors authorized a share repurchase program allowing us to repurchase up to $25.0 million of our outstanding shares of common stock (“Share Repurchase Program”), of which approximately $17.1 million remains available for future share repurchases as of June 30, 2023. Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program may be suspended or discontinued at any time and there is no guarantee that any shares will be purchased under the Share Repurchase Program.

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
Issuer Purchases of Equity Securities
In May 2019, we announced that our board of directors authorized the Share Repurchase Program, which authorizes us to repurchase up to $25 million of our outstanding shares of common stock. The Share Repurchase Program remains in effect through the earlier of (i) the date that $25 million of our outstanding common stock has been purchased under the Share Repurchase Program or (ii) the date that our board of directors cancels the Share Repurchase Program.

Subject to certain exceptions, the covenants in the Amended Credit Agreement require us to be in compliance with certain leverage ratios to make repurchases under the Share Repurchase Program.

We did not repurchase any shares during the three months ended June 30, 2023, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of June 30, 2023.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.

Item 5. Other information.
Rule 10b5-1 Trading Plans
As of the date of this Quarterly Report, each of the Company's executive officers has entered into a Rule 10b5-1 trading plan that remains in effect. The following table sets forth the material terms of each Rule 10b5-1 trading plan that was adopted, modified or terminated by an officer or director of the Company during the three months ended June 30, 2023.

			Trading Arrangement		Total Shares to be Sold(1)	Expiration Date
Officer/Director	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**
Tarang Amin	Adopt	6/8/2023	X		Up to 456,252	9/30/2024
Chairman, Chief Executive Officer, and President

Mandy Fields	Modify(2)	5/30/2023	X		Up to 121,292	8/23/2024
SVP and Chief Financial Officer

Josh Franks	Adopt	6/8/2023	X		Up to 114,286	9/27/2024
SVP, Operations

Jennie Laar	Adopt	6/6/2023	X		Up to 26,359	8/30/2024
SVP and Chief Commercial Officer

Kory Marchisotto	Adopt	5/30/2023	X		Up to 88,560	8/23/2024
SVP and Chief Marketing Officer

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) The total shares to be sold for each officer cannot be determined at the date of this Quarterly Report as the planned sale amount for each officer is equal to a designated percentage of the net number of shares after a portion of the shares have been sold to cover withholding taxes from RSU or RSA vesting, as well as performance stock units that will only vest upon achievement of applicable performance targets and may not vest at all. The amount listed for each officer reflects the maximum number of shares available to be sold multiplied by the designated percentages set forth in each officer's respective 10b5-1 trading plan.
(2) Changed the amount of shares to be sold under the trading arrangement, the price limits for sales under the trading arrangement and the timing of sales under the trading arrangement originally adopted on November 14, 2022.

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

e.l.f. Beauty, Inc.

August 2, 2023	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

August 2, 2023	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)