Form 10-Q
period 2023-09-30
e.l.f. Beauty, Inc.
filed 2023-11-02
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 26, 2023 was 55,199,220 shares.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” ”believe,” “contemplate,” “continue,” "could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk factors” in Part II, Item 1A of this Quarterly Report and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

•Acquisitions or investments, such as our acquisition of Naturium LLC, could disrupt our business and harm our financial condition.

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
The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk factors” and the other information set forth in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). The risks summarized above or described in the section titled “Risk factors” are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2023	March 31, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$167,763	$120,778	$85,317
Accounts receivable, net	86,683	67,928	53,912
Inventory, net	147,228	81,323	81,288
Prepaid expenses and other current assets	33,772	33,296	26,881
Total current assets	435,446	303,325	247,398
Property and equipment, net	7,624	7,874	8,934
Intangible assets, net	73,986	78,041	82,101
Goodwill	171,620	171,620	171,620
Investments	1,155	2,875	2,875
Other assets	57,105	31,866	29,213
Total assets	$746,936	$595,601	$542,141

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,228	$5,575	$5,801
Accounts payable	63,736	31,427	19,279
Accrued expenses and other current liabilities	83,407	70,974	46,868
Total current liabilities	152,371	107,976	71,948
Long-term debt and finance lease obligations	57,735	60,881	88,284
Deferred tax liabilities	4,901	3,742	10,635
Long-term operating lease obligations	14,559	11,201	13,440
Other long-term liabilities	942	784	874
Total liabilities	230,508	184,584	185,181

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2023, March 31, 2023 and September 30, 2022; 54,621,561, 53,770,482 and 52,896,411 shares issued and outstanding as of September 30, 2023, March 31, 2023 and September 30, 2022, respectively	545	535	525
Additional paid-in capital	851,634	832,481	813,785
Accumulated deficit	(335,751)	(421,999)	(457,350)
Total stockholders' equity	516,428	411,017	356,960
Total liabilities and stockholders' equity	$746,936	$595,601	$542,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net sales	$215,507	$122,349	$431,846	$244,950
Cost of sales	63,142	42,789	126,909	82,405
Gross profit	152,365	79,560	304,937	162,545
Selling, general and administrative expenses	112,186	64,183	204,125	125,738
Operating income	40,179	15,377	100,812	36,807
Other expense, net	(1,062)	(1,262)	(663)	(2,925)
Impairment of equity investment	—	—	(1,720)	—
Interest income (expense), net	623	(786)	964	(1,449)
Income before provision for income taxes	39,740	13,329	99,393	32,433
Income tax provision	(6,469)	(1,619)	(13,145)	(6,254)
Net income	$33,271	$11,710	$86,248	$26,179
Comprehensive income	$33,271	$11,710	$86,248	$26,179

Net income per share:
Basic	$0.61	$0.22	$1.59	$0.50
Diluted	$0.58	$0.21	$1.50	$0.48
Weighted average shares outstanding:
Basic	54,425,384	52,298,905	54,183,091	52,004,661
Diluted	57,438,152	55,037,514	57,308,342	54,437,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2023	53,571,577	$535	$832,481	$(421,999)	$411,017
Net income	—	—	—	52,977	52,977
Stock-based compensation	—	—	7,223	—	7,223
Exercise of stock options and vesting of restricted stock	754,953	8	477	—	485
Balance as of June 30, 2023	54,326,530	$543	$840,181	$(369,022)	$471,702
Net income	—	—	—	33,271	33,271
Stock-based compensation	—	—	11,190	—	11,190
Exercise of stock options and vesting of restricted stock	203,982	2	263	—	265
Balance as of September 30, 2023	54,530,512	$545	$851,634	$(335,751)	$516,428

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2022	51,524,307	$515	$795,443	$(483,529)	$312,429
Net income	—	—	—	14,469	14,469
Stock-based compensation	—	—	6,549	—	6,549
Exercise of stock options and vesting of restricted stock	558,336	2	—	—	2
Balance as of June 30, 2022	52,082,643	$517	$801,992	$(469,060)	$333,449
Net income	—	—	—	11,710	11,710
Stock-based compensation	—	—	8,022	—	8,022
Exercise of stock options and vesting of restricted stock	471,966	8	3,771	—	3,779
Balance as of September 30, 2022	52,554,609	$525	$813,785	$(457,350)	$356,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Six months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$86,248	$26,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,311	11,075
Stock-based compensation expense	18,417	14,576
Amortization of debt issuance costs and discount on debt	149	181
Deferred income taxes	1,159	1,042
Impairment of equity investment	1,720	—
Other, net	221	(24)
Changes in operating assets and liabilities:
Accounts receivable	(18,812)	(8,301)
Inventory	(65,904)	3,210
Prepaid expenses and other assets	(27,090)	(9,555)
Accounts payable and accrued expenses	45,112	6,798
Other liabilities	(2,261)	(2,135)
Net cash provided by operating activities	51,270	43,046

Cash flows from investing activities:
Purchase of property and equipment	(1,465)	(694)
Net cash used in investing activities	(1,465)	(694)

Cash flows from financing activities:
Repayment of long-term debt	(2,500)	(2,500)
Debt issuance costs paid	(665)	—
Cash received from issuance of common stock	750	2,503
Other, net	(405)	(391)
Net cash used in financing activities	(2,820)	(388)

Net increase in cash and cash equivalents	46,985	41,964
Cash and cash equivalents - beginning of period	120,778	43,353
Cash and cash equivalents - end of period	$167,763	$85,317
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, March 31, 2023 and September 30, 2022, and its results of operations and stockholders' equity for the three and six months ended September 30, 2023 and September 30, 2022 and its cash flows for the six months ended September 30, 2023 and September 30, 2022. All intercompany balances and transactions have been eliminated in consolidation.
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

Revenue recognition
The Company distributes products both through national and international retailers, as well as direct-to-consumers through its e-commerce channel. The marketing and consumer engagement benefits that the direct-to-consumer channel provides are integral to the Company’s brand and product development strategy and drive sales across channels. As such, the Company views its two primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
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

	Three months ended September 30,		Six months ended September 30,
Net sales by geographic region:	2023	2022	2023	2022
United States	$181,857	$109,273	$370,451	$216,412
International	33,650	13,076	61,395	28,538
Total net sales	$215,507	$122,349	$431,846	$244,950
As of September 30, 2023, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
Recent accounting pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

Note 3—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its unaudited condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company recorded an impairment charge of $1.7 million as a separate line under other income (expense) on its investment during the three months ended June 30, 2023, as an identified event or change in circumstances resulted in an indicator for impairment. The Company did not record an additional impairment charge on its investment during the three months ended September 30, 2023.

Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of September 30, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(69,660)	$7,940
Customer relationships – e-commerce	3 years	3,940	(3,940)	—
Trademarks	10 years	3,500	(1,254)	2,246
Total finite-lived intangibles		85,040	(74,854)	10,186
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(74,854)	$245,606

Information regarding the Company’s goodwill and intangible assets as of March 31, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(65,780)	$11,820
Customer relationships – e-commerce	3 years	3,940	(3,940)	—
Trademarks	10 years	3,500	(1,079)	2,421
Total finite-lived intangibles		85,040	(70,799)	14,241
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(70,799)	$249,661
Information regarding the Company’s goodwill and intangible assets as of September 30, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(61,900)	$15,700
Customer relationships – e-commerce	3 years	3,940	(3,935)	5
Trademarks	10 years	3,500	(904)	2,596
Total finite-lived intangibles		85,040	(66,739)	18,301
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(66,739)	$253,721
Amortization expenses on finite-lived intangible assets were $2.0 million and $4.1 million in both the three and six months ended September 30, 2023 and September 30, 2022, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and six months ended September 30, 2023 and September 30, 2022.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of September 30, 2023 is as follows (in thousands):

Remainder of fiscal 2024	$2,908
2025	1,230
2026	1,230
2027	1,230
2028	1,230
Thereafter	2,358
Total	$10,186

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2023, March 31, 2023 and September 30, 2022 consisted of the following (in thousands):

	September 30, 2023	March 31, 2023	September 30, 2022
Accrued expenses	$28,249	$22,726	$13,584
Accrued inventory	19,247	1,330	12,195
Accrued marketing	17,084	23,761	4,498
Current portion of operating lease liabilities	4,172	4,510	4,458
Accrued compensation	8,199	13,098	7,216
Taxes payable	4,343	2,851	2,646
Other current liabilities	2,113	2,698	2,271
Accrued expenses and other current liabilities	$83,407	$70,974	$46,868

Note 6—Debt
The Company’s outstanding debt as of September 30, 2023, March 31, 2023 and September 30, 2022 consisted of the following (in thousands):

	September 30, 2023	March 31, 2023	September 30, 2022
Term loan(1)	$63,750	$66,250	$93,750
Finance lease obligations	228	633	1,030
Total debt(2)	63,978	66,883	94,780
Less: debt issuance costs	(1,015)	(427)	(695)
Total debt, net of issuance costs	62,963	66,456	94,085
Less: current portion	(5,228)	(5,575)	(5,801)
Long-term portion of debt	$57,735	$60,881	$88,284
(1) See further discussion below. As of September 30, 2023, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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
Amended Credit Agreement
On April 30, 2021, the Company amended and restated its prior credit agreement (such amended and restated credit agreement, as further amended, supplemented or modified from time to time, the “Amended Credit Agreement”) and refinanced all loans under the prior credit agreement. The Amended Credit Agreement has a five year term and consists of (i) a $100 million revolving credit facility (the “Amended Revolving Credit Facility”) and (ii) a $100 million term loan facility (the “Amended Term Loan Facility”).

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of September 30, 2023 was $100.0 million.

Prior to the First Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bore interest, at the borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States (“US”) dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. On March 29, 2023, the Company amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR plus 0.10%, subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%.

Second Amended Credit Agreement
On August 28, 2023, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company may borrow incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ending on December 31, 2023. The Company used the Incremental Term Loan together with cash from its balance sheet and additional borrowings under its Amended Revolving Credit Facility to consummate the Acquisition (as defined in Note 12 hereto) and to pay related fees and expenses in connection with the Acquisition and Second Amendment.

The interest rate as of September 30, 2023 for the Amended Term Loan Facility was approximately 6.7%.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require the Company to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios.

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

Note 8—Stock-based compensation
Stock based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Service-based vesting options	$41	$89	$87	$177
Restricted stock and RSUs	11,176	7,945	18,330	14,399
Total stock compensation expense	$11,217	$8,034	$18,417	$14,576
As of September 30, 2023, there was $0.2 million and $92.0 million of total unrecognized stock-based compensation cost related to unvested service-based stock options and shares subject to RSAs and RSUs, respectively. The unrecognized stock-based compensation is expected to be recognized over the remaining weighted-average period of 1.3 years for service-based stock options and 2.1 years for shares subject to RSAs and RSUs, respectively.

Note 9—Repurchase of common stock
On May 8, 2019, the Company announced that its board of directors authorized a share repurchase program to acquire up to $25.0 million of the Company’s common stock (the “Share Repurchase Program”). Purchases under the Share Repurchase Program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program does not require the Company to repurchase any specific number of shares of its common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any additional shares will be purchased under the Share Repurchase Program and such shares are intended to be retired after purchase.
The covenants in the Amended Credit Agreement require the Company to be in compliance with certain leverage ratios to make repurchases under the Share Repurchase Program.

The Company did not repurchase any shares during the three and six months ended September 30, 2023. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of September 30, 2023.

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

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$33,271	$11,710	$86,248	$26,179

Denominator:
Weighted-average common shares outstanding – basic	54,425,384	52,298,905	54,183,091	52,004,661
Dilutive common equivalent shares from equity awards	3,012,768	2,738,609	3,125,251	2,433,091
Weighted-average common shares outstanding – diluted	57,438,152	55,037,514	57,308,342	54,437,752

Net income per share:
Basic	$0.61	$0.22	$1.59	$0.50
Diluted	$0.58	$0.21	$1.50	$0.48
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	3,947	21,646	72,677	381,331

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
Balance sheet lines related to accounting for leases as of September 30, 2023, March 31, 2023 and September 30, 2022 are as follows (in thousands):

	Classification	September 30, 2023	March 31, 2023	September 30, 2022
Assets
Operating lease assets	Other assets	$17,269	$14,071	$16,156
Finance lease assets (a)	Other assets	35	245	455
Total leased assets		$17,304	$14,316	$16,611
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$4,172	$4,510	$4,458
Finance	Current portion of long-term debt and finance lease obligations	228	575	801
Noncurrent
Operating	Long-term operating lease obligations	14,559	11,201	13,440
Finance	Long-term debt and finance lease obligations	—	58	229
Total lease liabilities		$18,959	$16,344	$18,928
_____________________
(a) Finance leases are recorded net of accumulated amortization of $3.6 million, $3.4 million and $3.2 million as of September 30, 2023, March 31, 2023 and September 30, 2022, respectively.
For the three and six months ended September 30, 2023 and September 30, 2022, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended September 30,		Six months ended September 30,
	Classification	2023	2022	2023	2022
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$1,425	$1,152	$2,702	$2,309
Finance lease cost
Amortization of leased assets	SG&A expenses	105	105	210	210
Interest on lease liabilities	Interest expense, net	3	8	7	18
Total lease cost		$1,533	$1,265	$2,919	$2,537
As of September 30, 2023, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of fiscal 2024	$2,479	$173	$2,652
2025	4,404	57	4,461
2026	3,999	—	3,999
2027	2,343	—	2,343
2028	1,748	—	1,748
Thereafter	6,728	—	6,728
Total lease payments	21,701	230	21,931
Less: Interest	2,970	2	2,972
Present value of lease liabilities	$18,731	$228	$18,959

For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of September 30, 2023 and September 30, 2022, the weighted-average remaining lease term (in years) and discount rate were as follows:

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term
Operating leases	5.9 years	4.9 years
Finance leases	0.7 years	1.4 years
Weighted-average discount rate
Operating leases	3.7%	2.6%
Finance leases	1.6%	2.9%
Operating cash outflows from operating leases for the six months ended September 30, 2023 and September 30, 2022 were $2.5 million and $2.5 million, respectively.

Note 12— Subsequent Event
Naturium Acquisition

On August 28, 2023, the Company entered into a definitive agreement to acquire all of the sellers’ rights, title and interest in and to the outstanding equity securities of Naturium LLC, a Delaware limited liability company (“Naturium”), and TCB-N Preclude Blocker Corp. (“Blocker”) (the transaction contemplated thereby, the “Acquisition”). The Acquisition closed on October 4, 2023, for a purchase price of $355 million payable in cash and shares of the Company's common stock. The Acquisition is expected to expand the Company's brand portfolio and provide additional skincare products. The Acquisition will be accounted for as a business combination using the acquisition method of accounting, which requires certain assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. As of the date of this filing, the Company is currently evaluating the preliminary allocation of the purchase price to the net assets acquired and liabilities assumed in the Acquisition.

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

Our Acquisition of Naturium

On October 4, 2023, we consummated our acquisition of Naturium LLC, a Delaware limited liability company (“Naturium”), and TCB-N Prelude Blocker Corp., a Delaware corporation (“Blocker”), pursuant to a Securities Purchase Agreement, dated August 28, 2023 (the "Purchase Agreement"), by and among the Company, e.l.f. Cosmetics, Inc., Naturium, Blocker and various sellers. Pursuant to the Purchase Agreement, we acquired all right, title and interest in and to the outstanding equity securities of Naturium and Blocker for a purchase price of $355 million payable in cash and shares of our common stock (the "Acquisition").
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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales	$215,507	$122,349	$431,846	$244,950
Cost of sales	63,142	42,789	126,909	82,405
Gross profit	152,365	79,560	304,937	162,545
Selling, general and administrative expenses	112,186	64,183	204,125	125,738
Operating income	40,179	15,377	100,812	36,807
Other expense, net	(1,062)	(1,262)	(663)	(2,925)
Impairment of equity investment	—	—	(1,720)	—
Interest income (expense), net	623	(786)	964	(1,449)
Income before provision for income taxes	39,740	13,329	99,393	32,433
Income tax provision	(6,469)	(1,619)	(13,145)	(6,254)
Net income	$33,271	$11,710	$86,248	$26,179
Comprehensive income	$33,271	$11,710	$86,248	$26,179

	Three months ended September 30,		Six months ended September 30,
(percentage of net sales)	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Cost of sales	29%	35%	29%	34%
Gross margin	71%	65%	71%	66%
Selling, general and administrative expenses	52%	52%	47%	51%
Operating income	19%	13%	23%	15%
Other expense, net	—%	(1)%	—%	(1)%
Impairment of equity investment	—%	—%	—%	—%
Interest income (expense), net	—%	(1)%	—%	(1)%
Income before provision for income taxes	18%	11%	23%	13%
Income tax provision	(3)%	(1)%	(3)%	(3)%
Net income	15%	10%	20%	11%
Comprehensive income	15%	10%	20%	11%
Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022
Net sales
Net sales increased $93.2 million, or 76%, to $215.5 million for the three months ended September 30, 2023, from $122.3 million for the three months ended September 30, 2022. The increase was driven by strength across both our retailer and e-commerce channels. Net sales increased $81.0 million, or 74%, in our retailer channels and $12.2 million, or 96%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $69.0 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $24.2 million increase in net sales as compared to the three months ended September 30, 2022.
Gross profit
Gross profit increased $72.8 million, or 92%, to $152.4 million for the three months ended September 30, 2023, compared to $79.6 million for the three months ended September 30, 2022. Higher average item price and mix accounted for approximately $28.0 million of the increase to gross profit, with the remaining $44.8 million driven by volume. Gross margin increased to 71% from 65% when compared to the three months ended September 30, 2022. The increase in gross margin rate was primarily driven by lower inventory adjustments, cost savings and mix, improved transportation costs and favorable foreign exchange impacts, partially offset by costs associated with retailer activity and space expansion in the three months ended September 30, 2023.

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $112.2 million for the three months ended September 30, 2023, an increase of $48.0 million, or 75%, from $64.2 million for the three months ended September 30, 2022. SG&A expenses as a percentage of net sales were approximately 52% for both the three months ended September 30, 2023 and the three months ended September 30, 2022. The $48.0 million increase was primarily related to an increase in marketing and digital spend of $25.3 million, increased compensation and benefits of $7.4 million, increased professional fees of $4.1 million, increased retail fixturing and visual merchandising costs of $3.6 million and increased operations costs of $3.0 million.
Other expenses, net
Other expenses, net totaled $1.1 million for the three months ended September 30, 2023, as compared to $1.3 million for the three months ended September 30, 2022. The year-over-year variance is primarily due to a decrease in unrealized loss in the quarter.

Interest income (expense), net
Interest income, net was $0.6 million for the three months ended September 30, 2023, as compared to interest expense, net of $0.8 million for the three months ended September 30, 2022. The change compared to last year was primarily due to increased interest earned on our cash balances and a lower average loan balance, offsetting higher interest costs.

Income tax provision
The provision for income taxes was $6.5 million, or an effective rate of 16.3%, for the three months ended September 30, 2023, as compared to a provision of $1.6 million, or an effective rate of 12.1%, for the three months ended September 30, 2022. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $26.4 million, partially offset by an increase in discrete tax benefit of $3.5 million, primarily related to stock-based compensation.
Comparison of the six months ended September 30, 2023 to the six months ended September 30, 2022
Net sales
Net sales increased $186.8 million, or 76%, to $431.8 million for the six months ended September 30, 2023, compared to $245.0 million for the six months ended September 30, 2022. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $162.3 million, or 74%, in our retailer channels and $24.5 million, or 94%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $138.2 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $48.6 million increase in net sales as compared to the six months ended September 30, 2022.
Gross profit
Gross profit increased $142.4 million, or 88%, to $304.9 million for the six months ended September 30, 2023, compared to $162.5 million for the six months ended September 30, 2022. Higher unit volume drove $91.8 million of the increase in gross profit, with the remaining increase of $50.6 million driven by higher average item price and mix. Gross margin increased to 71% from 66% when compared to the six months ended September 30, 2022. The increase in gross margin rate in the six months ended September 30, 2023 was primarily driven by cost savings and mix, lower inventory adjustments, favorable foreign exchange impacts and improved transportation costs, partially offset by costs associated with retailer activity and space expansion.
Selling, general and administrative expenses
SG&A expenses were $204.1 million for the six months ended September 30, 2023, an increase of $78.4 million, or 62%, from $125.7 million for the six months ended September 30, 2022. SG&A expenses as a percentage of net sales decreased to 47% for the six months ended September 30, 2023 from 51% for the six months ended September 30, 2022. The $78.4 million increase was primarily related to an increase in marketing and digital spend of $40.6 million, increased compensation and benefits of $11.8 million, increased operations costs of $8.8 million, increased retail fixturing and visual merchandising costs of $6.1 million and increased professional fees of $4.1 million.

Other expense, net
Other expense, net totaled $0.7 million for the six months ended September 30, 2023, as compared to other expense, net of $2.9 million for the six months ended September 30, 2022. The year-over-year variance is primarily due to a decrease in unrealized loss in the period.
Impairment of equity investment
Impairment of equity investment was $1.7 million for the six months ended September 30, 2023. See Note 3, “Investment in equity securities,” in our unaudited condensed consolidated financial statements for further details.
Interest income (expense), net
Interest income, net was $1.0 million for the six months ended September 30, 2023, as compared to interest expense, net of $1.4 million for the six months ended September 30, 2022. The year-over-year variance was primarily due to increased interest earned on our cash balances and a lower average loan balance, offsetting higher interest costs.

Income tax provision
The provision for income taxes was $13.1 million, or an effective rate of 13.2%, for the six months ended September 30, 2023, as compared to a provision of $6.3 million, or an effective rate of 19.3%, for the six months ended September 30, 2022. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $67.0 million, partially offset by an increase in discrete tax benefit of $13.1 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of September 30, 2023, we had $167.8 million of cash and cash equivalents. In addition, as of September 30, 2023, we had borrowing capacity of $100.0 million under our Amended Revolving Credit Facility.
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

Our primary working capital requirements are for product and product-related costs, compensation and benefits, distribution costs, advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base or to new retailers and the general seasonality of our business. As of September 30, 2023, we had working capital, excluding cash, of $115.3 million, compared to $74.6 million as of March 31, 2023. Working capital, excluding cash and debt, was $120.5 million and $80.1 million as of September 30, 2023 and March 31, 2023, respectively.
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

Cash flows

	Six months ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$51,270	$43,046
Investing activities	(1,465)	(694)
Financing activities	(2,820)	(388)
Net increase in cash:	$46,985	$41,964
Cash provided by operating activities
For the six months ended September 30, 2023, net cash provided by operating activities was $51.3 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $120.2 million, partially offset by an increase in operating assets and liabilities as shown on the statement of cash flows of $68.9 million. The increase in operating assets and liabilities was primarily driven by a $65.9 million increase in inventory. The increase was reflective of building inventory to support net sales growth, as well as $36.9 million related to a change in certain vendor arrangements where we now take ownership of inventory at shipment from China versus when it enters our U.S. distribution center. Additional changes to assets and liabilities include a $27.1 million increase in prepaid expense and other assets, an $18.8 million increase in accounts receivable, and a $2.3 million decrease related to other liabilities, partially offset by a $45.1 million increase in accounts payable and accrued expenses.

For the six months ended September 30, 2022, net cash provided by operating activities was $43.0 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $53.0 million and an increase in operating assets and liabilities as shown on the statement of cash flows of $10.0 million.

Cash used in investing activities
For the six months ended September 30, 2023, net cash used in investing activities was $1.5 million. The change was primarily driven by an increase in capital expenditures related to machinery, equipment and software during the six months ended September 30, 2023, as compared to net cash used in investing activities of $0.7 million during the six months ended September 30, 2022.

Cash used in financing activities
For the six months ended September 30, 2023, net cash used in financing activities was $2.8 million and was primarily driven by repayment on the Amended Term Loan Facility of $2.5 million and a payment on debt issuance costs of $0.7 million associated with the Second Amendment, partially offset by cash received from the exercise of stock options.

For the six months ended September 30, 2022, net cash used in financing activities was $0.4 million and was primarily driven by repayment of the Amended Term Loan Facility, partially offset by cash received from the exercise of stock options.

Description of indebtedness
Amended Credit Agreement

On April 30, 2021, we entered into the Amended Credit Agreement and refinanced all loans under the prior credit agreement. The Amended Credit Agreement has a five year term and consists of the Amended Revolving Credit Facility and the Amended Term Loan Facility.

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of September 30, 2023 was $100.0 million.

Prior to the First Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the US dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. On March 29, 2023, we amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR, subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%.
Second Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to the Amended Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we may borrow incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan will bear interest at a rate per annum equal to, at our election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ending on December 31, 2023. We used the Incremental Term Loan together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility to consummate the Naturium acquisition and to pay related fees and expenses in connection with the Naturium acquisition and Second Amendment.
The interest rate as of September 30, 2023 for the Amended Term Loan Facility was approximately 6.7%.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of September 30, 2023, we were in compliance with all financial covenants under the Amended Credit Agreement.

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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of September 30, 2023, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and conclude that there have been no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•our products may be the subject of regulatory actions, including, but not limited to, actions by the US Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”) and the Consumer Product Safety Commission (the “CPSC”) in the United States and comparable foreign authorities outside the United States;

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

Acquisitions or investments, such as our acquisition of Naturium, could disrupt our business and harm our financial condition.

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

If we are unable to address these difficulties and challenges or other problems encountered in connection with any acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, and we might incur unanticipated liabilities or otherwise suffer harm to our business generally. For example, if the integration of Naturium's business with our business is more difficult, costly, or time-consuming than expected, we may not realize the expected benefits of our acquisition of Naturium, which may adversely affect our business, financial condition, and results of operations. See also “Risk factors related to our acquisition of Naturium.”

To the extent that we pay the consideration for any acquisitions or investments in cash, it reduces the amount of cash available to us for other purposes. Acquisitions or investments can also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in connection with our acquisition of Naturium, we paid total consideration of approximately $355 million using an incremental term loan under the Company’s existing credit facility, borrowings on the Company’s existing revolving facility, cash on the balance sheet and approximately $72 million of Company stock.

Risk factors related to our acquisition of Naturium

We have made certain assumptions relating to our acquisition of Naturium that may prove to be materially inaccurate.

We have made certain assumptions relating to our acquisition of Naturium that may prove to be inaccurate, including as the result of the failure to realize the expected benefits of the acquisition, failure to realize expected revenue growth rates and higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the Company. If the assumptions are incorrect, our business, financial condition, and results of operations may be materially adversely affected.

Naturium may have liabilities that are not known to us.

Naturium may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with our acquisition of Naturium. We may learn additional information about Naturium that materially and adversely affect us and Naturium, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Moreover, Naturium may be subject to audits, reviews, inquiries, investigations, and claims of non-compliance and litigation by federal and state regulatory agencies which could result in liabilities or other sanctions. Any such liabilities or sanctions, individually or in the aggregate, could have an adverse effect on our business, financial condition, and results of operations.

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

We depend heavily on ocean container delivery, as well as fast boats, rail and air freight, to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites and mobile applications. Interruptions, to or failures in, these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions. In addition, port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions may increase the costs to supply or transport our products or the components of our products. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. In addition, a vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailer customers and availability of products in our direct-to-consumer e-commerce channel. Such potential delays, additional transportation expenses and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

Public health crises could adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic and government and private sector responsive measures taken to contain or mitigate the effects of the pandemic, as well as related changes in consumer shopping behaviors, adversely affected our business, financial condition and results of operations. The emergence of another pandemic, epidemic or infectious disease outbreak could have a similar effect. The potential impacts of such public health crises include, but are not limited to:

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

The emergence of another pandemic, epidemic or infectious disease outbreak, and any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, financial condition and results of operations. There is a risk that our suppliers and distribution centers may become less productive or encounter disruptions as a result of the emergence and spread of another disease, and/or these facilities may no longer be allowed to operate based on directives from public health officials or government authorities in the United States, China or other jurisdictions. Such events could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree.

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

Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the United Kingdom (the “UK”), China or any of the other countries in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future.

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

While we currently generate cash flows from our ongoing operations and have had access to credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets, rising interest rates and concerns over potential recessions could make future financing difficult or more expensive. If any financial institution party to our credit facilities or other financing arrangements were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity, which could have a material adverse effect on our business, financial condition and results of operations.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. In 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank (“SVB”), Signature Bank, and First Republic Bank, after each bank was unable to continue its operations. Although the Company did not have any cash or cash equivalent balances on deposit with SVB, Signature Bank or First Republic Bank, we are unable to predict the extent or nature of the impacts of the failures of these banks and related circumstances at this time. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses, and other organizations in response to these events could adversely impact our business, financial condition, and results of operations.
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

As of September 30, 2023, we had a total of $64.0 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $100.0 million under our Amended Revolving Credit Facility. Our primary cash needs are for working capital, fixturing, retail product displays and digital investments. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions. On August 28, 2023, we entered into the Second Amendment to the Amended and Restated Credit Agreement, pursuant to which we borrowed an incremental term loan in a principal amount equal to $115.0 million (the “Incremental Term Loan”), together with available cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate and pay related fees and expenses in connection with our acquisition of Naturium.

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

We may require additional cash resources due to changed business conditions or other future developments, including any marketing initiatives, investments or additional acquisitions we may decide to pursue. To the extent we are unable to generate sufficient cash flow, we may be forced to cancel, reduce or delay these activities. Alternatively, if our sources of funding are insufficient to satisfy our cash requirements, we may seek to obtain an additional credit facility or sell equity or debt securities. The sale of equity securities would result in dilution of our existing stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and operating and financing covenants that could restrict our operations.

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

Furthermore, we are subject to diverse laws and regulations in the United States, the European Union (the “EU”), and other international jurisdictions that require notification to affected individuals in the event of a breach involving personal information. These required notifications can be time-consuming and costly. Furthermore, failure to comply with these laws and regulations could subject us to regulatory scrutiny and additional liability. Although we maintain relevant insurance, we cannot be certain that our insurance coverage will be adequate for all breach related liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

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

We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of September 30, 2023, we had 91 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, privacy, hygiene supervision and other matters. For example, in December 2021, the US Congress enacted the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (“XUAR”). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to international business uncertainties.

We sell many of our products to customers located outside the United States. In addition, substantially all of our third-party suppliers and manufacturers are located in China and certain other foreign countries. We intend to continue to sell to customers outside the United States and maintain our relationships in China and other foreign countries where we have suppliers and manufacturers. Further, we recently opened an office in the UK and hired a team of employees to support our international expansion, and we are establishing additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful.

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

In addition, the ultimate effects of the UK's withdrawal from the EU (“Brexit”) are still difficult to predict as there remains considerable uncertainty around the impact of post-Brexit regulations as the various agencies interpret the regulations and develop enforcement practices. Changes related to Brexit could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the UK, disruptions to our employees in the UK and the workforce of our business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. If these actions impacting our international distribution and sales channels result in increased costs for us or our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence in the UK.

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

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the EU, the UK, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the EU, the UK and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations. In addition, it is possible that the conflict could expand beyond its current scope and involve additional countries and regions.

We continue to monitor the situation in Ukraine and are assessing its impact on our business, including our business partners and customers. We do not sell our products in Russia and, to date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine, whether it will expand or its impacts in Ukraine, Russia, Europe, the United States or the rest of the world as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could affect our business, financial condition and results of operations.

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

Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, on December 29, 2022, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”). MoCRA created new compliance requirements for manufacturers of cosmetic products in the United States and also significantly expanded the FDA's authority to oversee and regulate cosmetics. Under MoCRA, companies must comply with new requirements for cosmetics, such as new labeling requirements for certain products, safety substantiation, facility registration, product listing, adverse event reporting, good manufacturing practice (“GMP”) requirements and mandatory recalls. In addition, MoCRA provided FDA with new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access certain product records. Many of the requirements are scheduled to become applicable on December 29, 2023, although some of the requirements, such as those relating to labeling, may become applicable in 2024 and 2025.

In either case, although the FDA is required under MoCRA to propose mandatory GMPs for cosmetics by December 29, 2023, and although parties that operate facilities engaged in the manufacturing or processing of cosmetic products are required to register such facilities and submit product listing information to FDA by the same deadline, the FDA has yet to propose implementing regulations for MoCRA. As such, we are unable to ascertain at this time the full impact that complying with MoCRA will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Our products are also subject to state laws and regulations, such as the California Safe Drinking Water and Toxic Enforcement Act, also known as “Prop 65,” and failure to comply with such laws may also result in lawsuits and regulatory enforcement that could have a material adverse effect on our business, financial condition and results of operations. We are, and may in the future be, involved in litigation related to such state laws and regulations.

Our facilities and those of our third-party manufacturers are subject to regulation under the Federal Food, Drug and Cosmetic Act (“FDCA”) and FDA implementing regulations.

Our facilities and those of our third-party manufacturers are subject to regulation under the FDCA and FDA implementing regulations. The FDA may inspect all of our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with provisions of the FDCA and FDA regulations. In addition, third-party manufacturer’s facilities for manufacturing OTC drug products must comply with the FDA’s current GMP (“cGMP”) requirements for drug products that require us and our manufacturers to maintain, among other things, good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.

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

We are also subject, under the UK GDPR and the GDPR, to cross-border transfers of personal data out of the European Economic Area (the “EEA”) and the UK. Recent legal developments have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the United States. Most recently, on October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

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

We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our primary trademarks include “e.l.f.,” "e.l.f. SKIN," “e.l.f. eyes lips face,” “Well People,” “Keys Soulcare,” and "Naturium," all of which are registered or have registrations pending in the United States and in many other countries or registries. Our trademarks are valuable assets that support our brands and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions.

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

Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights, trade secrets and other proprietary rights of others. We cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. From time to time we receive allegations of intellectual property infringement and third parties have filed claims against us with allegations of intellectual property infringement. We are, and may in the future be, subject to third-party claims of intellectual property infringement. In addition, third parties may involve us in intellectual property disputes as part of a business model or strategy to gain competitive advantage.

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

Furthermore, ESG-related legislation and regulation is being implemented across the world, including in the United States, and any such legislation or regulation, including the SEC’s proposed climate-related reporting requirements, may impose additional compliance burdens on us and on third parties in our value chain, which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products. The SEC has proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. If approved, these new disclosure requirements will likely increase our costs of compliance, which would then increase our operating expenses.

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

We had approximately 194.8 million shares of common stock authorized but unissued and 55.2 million shares of common stock outstanding as of October 26, 2023. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $72.02 million as of the date of calculation.

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

In addition, in May 2019, we announced that our board of directors authorized a share repurchase program allowing us to repurchase up to $25.0 million of our outstanding shares of common stock (“Share Repurchase Program”), of which approximately $17.1 million remains available for future share repurchases as of September 30, 2023. Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program may be suspended or discontinued at any time and there is no guarantee that any shares will be purchased under the Share Repurchase Program.

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

We did not repurchase any shares during the three months ended September 30, 2023, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of September 30, 2023.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.
Item 5. Other information.
Rule 10b5-1 Trading Plans
As of the date of this Quarterly Report, each of the Company's executive officers has entered into a Rule 10b5-1 trading plan that remains in effect. The following table sets forth the material terms of each Rule 10b5-1 trading plan that was adopted, modified or terminated by an officer or director of the Company during the three months ended September 30, 2023.

			Trading Arrangement		Total Shares to be Sold(1)	Expiration Date
Officer/Director	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**
Scott Milsten	Adopt	9/8/2023	X		Up to 118,713	9/30/2024
SVP, General Counsel and Chief People Officer

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
2.1	Securities Purchase Agreement by and among Naturium LLC, TCB-N Prelude Blocker Corp., The Center Brands LLC, Elaine J. Balady, TCB Prelude Holdings, LLC, e.l.f. Cosmetics, Inc., e.l.f. Beauty, Inc. and The Center Brands LLC (as Representative), dated August 28, 2023		S-3	2.1	333-274869	10/5/2023
3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016
3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016
10.1
Second Amendment to Amended and Restated Credit Agreement, dated August 28, 2023, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto
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

e.l.f. Beauty, Inc.

November 2, 2023	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

November 2, 2023	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)