Form 10-Q
period 2023-12-31
e.l.f. Beauty, Inc.
filed 2024-02-07
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 1, 2024 was 55,506,934 shares.

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
•We may be unable to continue to grow our business effectively or efficiently, which would harm our business, financial condition and results of operations.
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
The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk factors” and the other information set forth in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). The risks summarized above or described in the section titled “Risk factors” are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	December 31, 2023	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$72,705	$120,778	$87,021
Accounts receivable, net	121,061	67,928	66,237
Inventory, net	204,504	81,323	81,250
Prepaid expenses and other current assets	56,630	33,296	28,382
Total current assets	454,900	303,325	262,890
Property and equipment, net	12,805	7,874	8,726
Intangible assets, net	230,658	78,041	80,071
Goodwill	340,165	171,620	171,620
Investments	1,155	2,875	2,875
Other assets	68,601	31,866	29,743
Total assets	$1,108,284	$595,601	$555,925

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$100,394	$5,575	$5,690
Accounts payable	72,917	31,427	32,049
Accrued expenses and other current liabilities	129,628	70,974	49,798
Total current liabilities	302,939	107,976	87,537
Long-term debt and finance lease obligations	164,403	60,881	62,177
Deferred tax liabilities	4,281	3,742	7,783
Long-term operating lease obligations	21,720	11,201	12,329
Other long-term liabilities	717	784	795
Total liabilities	494,060	184,584	170,621

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2023, March 31, 2023 and December 31, 2022; 55,412,234, 53,770,482 and 53,165,462 shares issued and outstanding as of December 31, 2023, March 31, 2023 and December 31, 2022, respectively	553	535	528
Additional paid-in capital	922,592	832,481	823,021
Accumulated other comprehensive loss	(58)	—	—
Accumulated deficit	(308,863)	(421,999)	(438,245)
Total stockholders' equity	614,224	411,017	385,304
Total liabilities and stockholders' equity	$1,108,284	$595,601	$555,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net sales	$270,943	$146,537	$702,789	$391,487
Cost of sales	78,986	47,812	205,895	130,217
Gross profit	191,957	98,725	496,894	261,270
Selling, general and administrative expenses	160,121	75,434	364,246	201,172
Operating income	31,836	23,291	132,648	60,098
Other income (expense), net	2,565	730	1,902	(2,195)
Impairment of equity investment	—	—	(1,720)	—
Interest expense, net	(3,985)	(463)	(3,021)	(1,912)
Loss on extinguishment of debt	—	(176)	—	(176)
Income before provision for income taxes	30,416	23,382	129,809	55,815
Income tax provision	(3,528)	(4,277)	(16,673)	(10,531)
Net income	$26,888	$19,105	$113,136	$45,284

Net income per share:
Basic	$0.49	$0.36	$2.08	$0.87
Diluted	$0.46	$0.34	$1.97	$0.82
Weighted average shares outstanding:
Basic	55,140,887	52,707,406	54,503,518	52,239,761
Diluted	58,030,115	55,840,137	57,550,094	54,906,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(unaudited)
(in thousands)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net income	$26,888	$19,105	$113,136	$45,284
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(58)	—	(58)	—
Other comprehensive loss, net of tax	(58)	—	(58)	—
Comprehensive income	$26,830	$19,105	$113,078	$45,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2023	53,571,577	$535	$832,481	$—	$(421,999)	$411,017
Net income	—	—	—	—	52,977	52,977
Stock-based compensation	—	—	7,223	—	—	7,223
Exercise of stock options and vesting of restricted stock	754,953	8	477	—	—	485
Balance as of June 30, 2023	54,326,530	$543	$840,181	$—	$(369,022)	$471,702
Net income	—	—	—	—	33,271	33,271
Stock-based compensation	—	—	11,190	—	—	11,190
Exercise of stock options and vesting of restricted stock	203,982	2	263	—	—	265
Balance as of September 30, 2023	54,530,512	$545	$851,634	$—	$(335,751)	$516,428
Net income	—	—	—	—	26,888	26,888
Stock-based compensation	—	—	11,051	—	—	11,051
Exercise of stock options and vesting of restricted stock	213,014	2	2,141	—	—	2,143
Issuance of common stock as consideration for acquisition	577,659	6	57,766	—	—	57,772
Foreign currency translation adjustment	—	—	—	(58)	—	(58)
Balance as of December 31, 2023	55,321,185	$553	$922,592	$(58)	$(308,863)	$614,224
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

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Nine months ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$113,136	$45,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,247	16,496
Stock-based compensation expense	29,459	21,833
Amortization of debt issuance costs and discount on debt	290	271
Deferred income taxes	(1,684)	(1,819)
Impairment of equity investment	1,720	—
Acquisition-related seller expenses	(10,549)	—
Loss on extinguishment of debt	—	176
Other, net	27	(1)
Changes in operating assets and liabilities:
Accounts receivable	(45,878)	(20,620)
Inventory	(106,898)	3,248
Prepaid expenses and other assets	(50,696)	(15,223)
Accounts payable and accrued expenses	84,733	22,610
Other liabilities	(3,768)	(3,254)
Net cash provided by operating activities	34,139	69,001

Cash flows from investing activities:
Acquisition, net of cash acquired	(274,973)	—
Purchase of property and equipment	(5,984)	(1,647)
Net cash used in investing activities	(280,957)	(1,647)

Cash flows from financing activities:
Proceeds from revolving line of credit	89,500	—
Proceeds from long-term debt	115,000	—
Repayment of long-term debt	(5,188)	(28,750)
Debt issuance costs paid	(665)	—
Cash received from issuance of common stock	2,893	5,652
Other, net	(489)	(588)
Net cash provided by (used in) financing activities	201,051	(23,686)

Effect of exchange rate changes on cash and cash equivalents	(56)	—

Net (decrease) increase in cash, cash equivalents and restricted cash	(45,823)	43,668
Cash, cash equivalents and restricted cash - beginning of period	120,778	43,353
Cash, cash equivalents and restricted cash - end of period	$74,955	$87,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Note 1—Nature of operations
e.l.f. Beauty, Inc., a Delaware corporation (“e.l.f. Beauty” and together with its subsidiaries, the “Company”), is a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty-free cosmetics and skincare products. The Company's mission is to make the best of beauty accessible to every eye, lip, face and skin concern.
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
The Company's family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People and Keys Soulcare. The Company's brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Ulta Beauty and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
Note 2—Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2023, March 31, 2023 and December 31, 2022, and its results of operations and stockholders' equity for the three and nine months ended December 31, 2023 and December 31, 2022 and its cash flows for the nine months ended December 31, 2023 and December 31, 2022. All intercompany balances and transactions have been eliminated in consolidation.
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
Significant accounting policies
Business combinations
The purchase price of a business acquisition is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the business combination date. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires the Company to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Unanticipated events or circumstances may occur that could affect the accuracy of the Company’s fair value estimates, and under different assumptions, the resulting valuations could be materially different.
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

	Three months ended December 31,		Nine months ended December 31,
Net sales by geographic region:	2023	2022	2023	2022
United States	$229,101	$127,457	$599,552	$343,869
International	41,842	19,080	103,237	47,618
Total net sales	$270,943	$146,537	$702,789	$391,487
As of December 31, 2023, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
Recent accounting pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's unaudited condensed consolidated financial statements.
Note 3—Restricted cash
Restricted cash amounting to $2.3 million as of December 31, 2023, included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheets, represents part of the purchase consideration held in escrow for the settlement of general representation and warranty provisions in connection with the Company’s acquisition of Naturium LLC (“Naturium”). The Company determines current or non-current classification of restricted cash based on the expected duration of the restriction.

The reconciliation of cash, cash equivalents and restricted cash recorded in the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows are as follows (in thousands):

		Nine months ended December 31,
	Balance sheet classification	2023	2022
Cash and cash equivalents	Cash and cash equivalents	$72,705	$87,021
Restricted cash held in escrow	Prepaid expenses and other current assets	2,250	—
Cash, cash equivalents and restricted cash - end of period		$74,955	$87,021
Note 4—Investment in equity securities
On April 14, 2017, the Company invested $2.9 million in a social media analytics company, which is included in investments on its unaudited condensed consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company recorded an impairment charge of $1.7 million on its investment as a separate line under other income (expense), net during the three months ended June 30, 2023, as an identified event or change in circumstances resulted in an indicator of impairment. The Company did not record an additional impairment charge on its investment during the three months ended December 31, 2023.
Note 5—Acquisition
On October 4, 2023, the Company, through its wholly owned subsidiary, e.l.f. Cosmetics, Inc., completed its acquisition of Naturium (including the indirect acquisition of equity interests in Naturium through the purchase of a “tax blocker” holding company) (the “Acquisition”), which furthered the Company’s mission to make the best of beauty accessible to every eye, lip, face and skin concern. Naturium is a skincare company that provides clinically effective products at an affordable price. The Company directly and indirectly acquired all rights, title and interest in and to the outstanding equity securities of Naturium for a purchase price of $333.0 million. The following table summarizes the fair market value of the consideration transferred and how the Company calculates the goodwill resulting from the acquisition (in thousands):

Cash consideration		$275,266
Equity consideration (common stock issued)(1)		57,772
Total consideration transferred		333,038
Less: Net assets acquired
Net assets acquired, excluding liability assumed for acquisition-related seller expenses	$175,042
Liability assumed for acquisition-related seller expenses(2)	(10,549)
Net assets acquired		(164,493)
Goodwill		$168,545
(1) The fair market value of the $57.8 million common stock issued (equivalent to 577,659 shares of common stock) was determined on the basis of the opening market price of the Company’s stock of $100.01 per share on the acquisition date.
(2) In connection with the Acquisition, the Company paid Naturium’s acquisition-related expenses of $10.5 million recognized as an assumed liability at the acquisition date.
The Company incurred and expensed acquisition transaction costs of $0.6 million and $3.1 million during the three and nine months ended December 31, 2023, respectively, which are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocation, deferred tax calculations and residual goodwill are preliminary and pending finalization. Naturium’s results of operations have been included in the Company's condensed consolidated financial statements from the date of acquisition.

The following table presents the preliminary purchase price allocation recorded in the Company's condensed consolidated balance sheet on the acquisition date (in thousands):

Cash	$293
Accounts receivable	7,388
Inventory	16,282
Prepaid expenses and other current assets	1,899
Property and equipment	28
Goodwill(1)	168,545
Intangible assets	162,800
Total assets acquired	357,235
Accounts payable	(15,897)
Accrued expenses and other current liabilities	(6,077)
Net deferred tax liability	(2,223)
Total liabilities assumed	(24,197)
Total purchase price	$333,038
(1) The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill recognized in this transaction is primarily attributable to the Company’s expectation that Naturium can continue to expand distribution and deliver new skincare products. A substantial amount of the goodwill is expected to be deductible for tax purposes.
Intangible assets

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)	Fair Value Methodology
Customer relationships – retailers	$20,000	10	Excess earnings method
Customer relationships – e-commerce	18,300	3	Excess earnings method and with and without method
Trademarks	124,500	15	Relief from Royalty method
Total identified intangible assets	$162,800
Certain financial information (unaudited)
The amounts of Naturium’s net sales included in the Company's condensed consolidated financial statements from the date of acquisition and the net sales of the combined companies on an unaudited pro forma basis, had the acquisition date been April 1, 2022), are as follows (in thousands):

Amount
Actual Naturium net sales from October 4, 2023 to December 31, 2023	$22,458
Supplemental pro forma combined net sales for the three months ended December 31, 2023	271,579
Supplemental pro forma combined net sales for the nine months ended December 31, 2023	744,583
Supplemental pro forma combined net sales for the three months ended December 31, 2022	159,811
Supplemental pro forma combined net sales for the nine months ended December 31, 2022	425,423
The unaudited pro forma financial information shown in the table above are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place at April 1, 2022 (the beginning of comparable period presented).
The pro forma earnings of the combined companies are not presented as the effects of the Acquisition in earnings are not material in relation to the overall consolidated financial statements.

Note 6—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of December 31, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(72,100)	$25,500
Customer relationships – e-commerce	3 years	22,240	(5,465)	16,775
Trademarks	10 to 15 years	128,000	(3,417)	124,583
Total finite-lived intangibles		247,840	(80,982)	166,858
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,165	—	340,165
Total goodwill and other intangibles		$651,805	$(80,982)	$570,823
Information regarding the Company’s goodwill and intangible assets as of March 31, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(65,780)	$11,820
Customer relationships – e-commerce	3 years	3,940	(3,940)	—
Trademarks	10 years	3,500	(1,079)	2,421
Total finite-lived intangibles		85,040	(70,799)	14,241
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(70,799)	$249,661
Information regarding the Company’s goodwill and intangible assets as of December 31, 2022 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(63,840)	$13,760
Customer relationships – e-commerce	3 years	3,940	(3,938)	2
Trademarks	10 years	3,500	(991)	2,509
Total finite-lived intangibles		85,040	(68,769)	16,271
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(68,769)	$251,691
Amortization expenses on finite-lived intangible assets were $6.1 million and $2.0 million in the three months ended December 31, 2023 and December 31, 2022, respectively, and $10.2 million and $6.1 million in the nine months ended December 31, 2023 and December 31, 2022, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and nine months ended December 31, 2023 and December 31, 2022.

The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of December 31, 2023 is as follows (in thousands):

Remainder of fiscal 2024	$4,981
2025	17,630
2026	17,630
2027	14,580
2028	11,530
Thereafter	100,507
Total	$166,858
Note 7—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2023, March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 31, 2023	March 31, 2023	December 31, 2022
Accrued expenses	$44,979	$22,726	$19,298
Accrued inventory	23,562	1,330	468
Accrued marketing	21,241	23,761	7,036
Current portion of operating lease liabilities	7,010	4,510	4,528
Accrued compensation	16,588	13,098	10,591
Taxes payable	9,937	2,851	5,076
Other current liabilities	6,311	2,698	2,801
Accrued expenses and other current liabilities	$129,628	$70,974	$49,798
Note 8—Debt
The Company’s outstanding debt as of December 31, 2023, March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 31, 2023	March 31, 2023	December 31, 2022
Revolving line of credit(1)	$89,500	$—	$—
Term loan(1)	176,063	66,250	67,500
Finance lease obligations	144	633	832
Total debt(2)	265,707	66,883	68,332
Less: debt issuance costs	(910)	(427)	(465)
Total debt, net of issuance costs	264,797	66,456	67,867
Less: current portion	(100,394)	(5,575)	(5,690)
Long-term portion of debt	$164,403	$60,881	$62,177
(1) See further discussion below. As of December 31, 2023, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on the Company’s consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of December 31, 2023 was $10.5 million.
Prior to the Second Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bore interest, at the borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States (“US”) dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. On March 29, 2023, the Company amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR plus 0.10%, subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%.
The interest rate as of December 31, 2023 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 6.7%.
Second Amended Credit Agreement
On August 28, 2023, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company may borrow incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ending on December 31, 2023. The Company used the Incremental Term Loan together with cash from its balance sheet and additional borrowings under its Amended Revolving Credit Facility to consummate the Acquisition (as defined in Note 5 hereto) and to pay related fees and expenses in connection with the Acquisition and Second Amendment.
The interest rate as of December 31, 2023 for the Incremental Term Loan was approximately 6.9%.
The Amended Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to pay dividends and distributions or repurchase capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require the Company to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios.

Note 9—Commitments and contingencies
Legal contingencies
The Company is from time to time subject to, and is currently involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 10—Income taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate as adjusted for any discrete items. The Company’s provision for income taxes were $3.5 million and $4.3 million for the three months ended December 31, 2023 and December 31, 2022, respectively, and $16.7 million and $10.5 million for the nine months ended December 31, 2023 and December 31, 2022, respectively, with an effective tax rate of 11.6% and 18.3% for the three months ended December 31, 2023 and December 31, 2022, respectively, and an effective tax rate of 12.8% and 18.9% for the nine months ended December 31, 2023 and December 31, 2022, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to discrete tax benefit related to stock-based compensation.
Note 11—Stock-based compensation
Stock based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Service-based vesting options	$41	$89	$128	$266
Restricted stock and RSUs	11,001	7,168	29,331	21,567
Total stock compensation expense	$11,042	$7,257	$29,459	$21,833
As of December 31, 2023, there was $0.1 million and $88.3 million of total unrecognized stock-based compensation cost related to unvested service-based stock options and shares subject to RSAs and RSUs, respectively. The unrecognized stock-based compensation is expected to be recognized over the remaining weighted-average period of 1.8 years for service-based stock options and 2.0 years for shares subject to RSAs and RSUs, respectively.
Note 12—Repurchase of common stock
On May 8, 2019, the Company announced that its board of directors authorized a share repurchase program to acquire up to $25.0 million of the Company’s common stock (the “Share Repurchase Program”). Purchases under the Share Repurchase Program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any additional shares will be purchased under the Share Repurchase Program and such shares are intended to be retired after purchase.
The covenants in the Amended Credit Agreement require the Company to be in compliance with certain leverage ratios to make repurchases under the Share Repurchase Program.
The Company did not repurchase any shares during the three and nine months ended December 31, 2023. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of December 31, 2023.

Note 13—Net income per share
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

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Numerator:
Net income	$26,888	$19,105	$113,136	$45,284

Denominator:
Weighted-average common shares outstanding – basic	55,140,887	52,707,406	54,503,518	52,239,761
Dilutive common equivalent shares from equity awards	2,889,228	3,132,731	3,046,576	2,666,304
Weighted-average common shares outstanding – diluted	58,030,115	55,840,137	57,550,094	54,906,065

Net income per share:
Basic	$0.49	$0.36	$2.08	$0.87
Diluted	$0.46	$0.34	$1.97	$0.82
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	31,021	9,215	58,792	257,292
Note 14—Leases
The Company leases warehouses, distribution centers, office space and equipment. The majority of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term for up to five years. The exercise of lease renewal options is at the Company's sole discretion and such renewal options are included in the lease term if they are reasonably certain to be exercised. Certain leases also include options to purchase the leased asset. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's equipment leases are finance leases of assets used to operate its distribution center in Ontario, California.
Significant judgment is required to determine whether commercial contracts contain a lease for purposes of ASC 842. The Company uses its incremental borrowing rate to determine the present value of lease payments.

Supplemental balance sheet information related to leases as of December 31, 2023, March 31, 2023 and December 31, 2022 is as follows (in thousands):

	Classification	December 31, 2023	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Other assets	$27,224	$14,071	$15,120
Finance lease assets (a)	Other assets	—	245	350
Total leased assets		$27,224	$14,316	$15,470
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$7,010	$4,510	$4,528
Finance	Current portion of long-term debt and finance lease obligations	144	575	690
Noncurrent
Operating	Long-term operating lease obligations	21,720	11,201	12,329
Finance	Long-term debt and finance lease obligations	—	58	142
Total lease liabilities		$28,874	$16,344	$17,689
_____________________
(a) Finance leases are recorded net of accumulated amortization of $1.5 million, $3.4 million and $3.3 million as of December 31, 2023, March 31, 2023 and December 31, 2022, respectively.
For the three and nine months ended December 31, 2023 and December 31, 2022, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended December 31,		Nine months ended December 31,
	Classification	2023	2022	2023	2022
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$2,203	$1,149	$4,905	$3,458
Finance lease cost
Amortization of leased assets	SG&A expenses	—	105	210	315
Interest on lease liabilities	Interest expense, net	3	7	10	25
Total lease cost		$2,206	$1,261	$5,125	$3,798
As of December 31, 2023, the aggregate future minimum lease payments under non-cancellable leases presented in accordance with ASC 842 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of fiscal 2024	$1,985	$87	$2,072
2025	8,434	58	8,492
2026	8,424	—	8,424
2027	5,060	—	5,060
2028	1,921	—	1,921
Thereafter	6,994	—	6,994
Total lease payments	32,818	145	32,963
Less: Interest	4,088	1	4,089
Present value of lease liabilities	$28,730	$144	$28,874

For leases commencing prior to January 1, 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. These payments can be either fixed or variable, depending on the lease.
As of December 31, 2023 and December 31, 2022, the weighted-average remaining lease term (in years) and discount rate were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	4.8 years	4.7 years
Finance leases	0.4 years	1.1 years
Weighted-average discount rate
Operating leases	4.9%	2.6%
Finance leases	1.6%	2.8%
Operating cash outflows from operating leases for the nine months ended December 31, 2023 and December 31, 2022 were $3.2 million and $3.6 million, respectively.

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
Our family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People and Keys Soulcare. Our brands are available online and across leading beauty, mass-market, and specialty retailers. We have strong relationships with our retail customers such as Target, Walmart, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Our Acquisition of Naturium
On October 4, 2023, we consummated our acquisition of Naturium LLC, a Delaware limited liability company (“Naturium”), and TCB-N Prelude Blocker Corp., a Delaware corporation (“Blocker”), pursuant to a Securities Purchase Agreement, dated August 28, 2023 (the "Purchase Agreement"), by and among the Company, e.l.f. Cosmetics, Inc., Naturium, Blocker and various sellers. Pursuant to the Purchase Agreement, we acquired all rights, title and interest in and to the outstanding equity securities of Naturium and Blocker for a purchase price of $333.0 million paid in cash and shares of our common stock (the "Acquisition"). See Note 5, “Acquisition,” in our unaudited condensed consolidated financial statements for further details.
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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2023	2022	2023	2022
Net sales	$270,943	$146,537	$702,789	$391,487
Cost of sales	78,986	47,812	205,895	130,217
Gross profit	191,957	98,725	496,894	261,270
Selling, general and administrative expenses	160,121	75,434	364,246	201,172
Operating income	31,836	23,291	132,648	60,098
Other income (expense), net	2,565	730	1,902	(2,195)
Impairment of equity investment	—	—	(1,720)	—
Interest expense, net	(3,985)	(463)	(3,021)	(1,912)
Loss on extinguishment of debt	—	(176)	—	(176)
Income before provision for income taxes	30,416	23,382	129,809	55,815
Income tax provision	(3,528)	(4,277)	(16,673)	(10,531)
Net income	$26,888	$19,105	$113,136	$45,284

	Three months ended December 31,		Nine months ended December 31,
(percentage of net sales)	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Cost of sales	29%	33%	29%	33%
Gross margin	71%	67%	71%	67%
Selling, general and administrative expenses	59%	51%	52%	51%
Operating income	12%	16%	19%	15%
Other income (expense), net	1%	—%	—%	(1)%
Impairment of equity investment	—%	—%	—%	—%
Interest expense, net	(1)%	—%	—%	—%
Income before provision for income taxes	11%	16%	18%	14%
Income tax provision	(1)%	(3)%	(2)%	(3)%
Net income	10%	13%	16%	12%
Comparison of the three months ended December 31, 2023 to the three months ended December 31, 2022
Net sales
Net sales increased $124.4 million, or 85%, to $270.9 million for the three months ended December 31, 2023, from $146.5 million for the three months ended December 31, 2022. The increase was driven by strength across both our retailer and e-commerce channels. Net sales increased $86.8 million, or 67%, in our retailer channels and $37.6 million, or 216%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $81.9 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $42.5 million increase in net sales as compared to the three months ended December 31, 2022.
Gross profit
Gross profit increased $93.2 million, or 94%, to $192.0 million for the three months ended December 31, 2023, compared to $98.7 million for the three months ended December 31, 2022. Higher unit volume drove $55.2 million of the increase in gross profit, with the remaining increase of $38.0 million driven by higher average item price and mix. Gross margin increased to 71% from 67% when compared to the three months ended December 31, 2022. The increase in gross margin rate was primarily driven by favorable foreign exchange impacts, improved transportation costs, cost savings and mix in the three months ended December 31, 2023.

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $160.1 million for the three months ended December 31, 2023, an increase of $84.7 million, or 112%, from $75.4 million for the three months ended December 31, 2022. SG&A expenses as a percentage of net sales increased to 59% for the three months ended December 31, 2023 from 51% for the three months ended December 31, 2022. The $84.7 million increase was primarily related to an increase in marketing and digital spend of $44.0 million, increased compensation and benefits of $10.5 million, increased operations costs of $8.8 million, increased retail fixturing and visual merchandising costs of $7.4 million, increased depreciation and amortization of $5.9 million and increased professional fees of $2.3 million.
Other income, net
Other income, net totaled $2.6 million for the three months ended December 31, 2023, as compared to $0.7 million for the three months ended December 31, 2022. The year-over-year variance is primarily due to an increase in unrealized gain in the quarter attributable to favorable foreign currency rate fluctuation.
Interest expense, net
Interest expense, net was $4.0 million for the three months ended December 31, 2023, as compared to $0.5 million for the three months ended December 31, 2022. The change compared to last year was primarily due to additional borrowings for the three months ended December 31, 2023 as well as higher interest costs. See Note 8, “Debt,” in our unaudited condensed consolidated financial statements for further details on our debt.
Income tax provision
The provision for income taxes was $3.5 million, or an effective rate of 11.6%, for the three months ended December 31, 2023, as compared to a provision of $4.3 million, or an effective rate of 18.3%, for the three months ended December 31, 2022. The change in the provision for income taxes was primarily driven by an increase in discrete tax benefits of $3.7 million, primarily related to stock-based compensation, partially offset by an increase in income before taxes of $7.0 million.
Comparison of the nine months ended December 31, 2023 to the nine months ended December 31, 2022
Net sales
Net sales increased $311.3 million, or 80%, to $702.8 million for the nine months ended December 31, 2023, compared to $391.5 million for the nine months ended December 31, 2022. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $249.2 million, or 72%, in our retailer channels and $62.1 million, or 142%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $220.2 million of the increase in net sales and a higher average item price within retailer and e-commerce orders drove the remaining $91.1 million increase in net sales as compared to the nine months ended December 31, 2022.
Gross profit
Gross profit increased $235.6 million, or 90%, to $496.9 million for the nine months ended December 31, 2023, compared to $261.3 million for the nine months ended December 31, 2022. Higher unit volume drove $147.0 million of the increase in gross profit, with the remaining increase of $88.6 million driven by higher average item price and mix. Gross margin increased to 71% from 67% when compared to the nine months ended December 31, 2022. The increase in gross margin rate in the nine months ended December 31, 2023 was primarily driven by favorable foreign exchange impacts, cost savings and mix, improved transportation costs, and lower inventory adjustments, partially offset by costs associated with retailer activity and space expansion.
Selling, general and administrative expenses
SG&A expenses were $364.2 million for the nine months ended December 31, 2023, an increase of $163.1 million, or 81%, from $201.2 million for the nine months ended December 31, 2022. SG&A expenses as a percentage of net sales increased to 52% for the nine months ended December 31, 2023 from 51% for the nine months ended December 31, 2022. The $163.1 million increase was primarily related to an increase in marketing and digital spend of $84.6 million, increased compensation and benefits of $22.3 million, increased operations costs of $17.6 million, increased retail fixturing and visual merchandising costs of $13.5 million, increased depreciation and amortization of $7.0 million and increased professional fees of $6.9 million.

Other income (expense), net
Other income, net totaled $1.9 million for the nine months ended December 31, 2023, as compared to other expense, net of $2.2 million for the nine months ended December 31, 2022. The year-over-year variance is primarily due to an increase in unrealized gain in the period attributable to favorable foreign currency rate fluctuation.
Impairment of equity investment
Impairment of equity investment was $1.7 million for the nine months ended December 31, 2023. See Note 4, “Investment in equity securities,” in our unaudited condensed consolidated financial statements for further details.
Interest expense, net
Interest expense, net was $3.0 million for the nine months ended December 31, 2023, as compared to $1.9 million for the nine months ended December 31, 2022. The year-over-year variance was primarily due to additional borrowings for the three months ended December 31, 2023 as well as higher interest costs, partially offset by increased interest earned on our cash balances. See Note 8, “Debt,” in our unaudited condensed consolidated financial statements for further details on our debt.
Income tax provision
The provision for income taxes was $16.7 million, or an effective rate of 12.8%, for the nine months ended December 31, 2023, as compared to a provision of $10.5 million, or an effective rate of 18.9%, for the nine months ended December 31, 2022. The change in the provision for income taxes was primarily driven by an increase in income before taxes of $74.0 million, partially offset by an increase in discrete tax benefits of $16.9 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of December 31, 2023, we had $72.7 million of cash and cash equivalents and $2.3 million of restricted cash. In addition, as of December 31, 2023, we had borrowing capacity of $10.5 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, compensation and benefits, distribution costs, advertising and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base or to new retailers and the general seasonality of our business. As of December 31, 2023, we had working capital, excluding cash and cash equivalents and restricted cash, of $77.0 million, compared to $74.6 million as of March 31, 2023. Working capital, excluding cash and cash equivalents, restricted cash and debt, was $177.4 million and $80.1 million as of December 31, 2023 and March 31, 2023, respectively.
We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of December 31, 2023 was $10.5 million. If necessary, we can borrow funds under our Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A “Risk factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be based on our ability to provide innovative products to our customers, manage production and our supply chain.

Cash flows

	Nine months ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$34,139	$69,001
Investing activities	(280,957)	(1,647)
Financing activities	201,051	(23,686)
Cash provided by operating activities
For the nine months ended December 31, 2023, net cash provided by operating activities was $34.1 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $167.2 million, and payment of acquisition-related seller expenses of $10.5 million in connection with the Acquisition, partially offset by an increase in operating assets and liabilities as shown on the statement of cash flows of $122.5 million. The increase in operating assets and liabilities was primarily driven by a $106.9 million increase in inventory. The increase was reflective of building inventory to support net sales growth, as well as $8.7 million related to Naturium inventory, and $27.7 million related to a change in certain vendor arrangements where we now take ownership of inventory at shipment from China versus when it enters our U.S. distribution center. Additional changes to assets and liabilities include a $50.7 million increase in prepaid expense and other assets, a $45.9 million increase in accounts receivable and a $3.8 million decrease related to other liabilities, partially offset by an $84.7 million increase in accounts payable and accrued expenses.
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
Cash used in investing activities
For the nine months ended December 31, 2023, net cash used in investing activities was $281.0 million. This includes $275.0 million paid for the Acquisition, and capital expenditures related to fixturing, equipment and software of $6.0 million.
For the nine months ended December 31, 2022, net cash used in investing activities was $1.6 million consisting of capital expenditures related to fixturing, equipment and software.
Cash provided by (used in) financing activities
For the nine months ended December 31, 2023, net cash provided by financing activities was $201.1 million and was primarily driven by proceeds from the Amended Term Loan Facility of $115.0 million and Revolving Credit Facility of $89.5 million and cash received from the exercise of stock options of $2.9 million. This was partially offset by repayment on the Amended Term Loan Facility of $5.2 million and payment of debt issuance costs of $0.7 million associated with the Second Amendment.
For the nine months ended December 31, 2022, net cash used in financing activities was $23.7 million and was primarily driven by repayment on the Amended Term Loan Facility of $28.8 million, partially offset by cash received from the exercise of stock options of $5.7 million.

Description of indebtedness
Amended Credit Agreement
On April 30, 2021, we entered into the Amended Credit Agreement and refinanced all loans under the prior credit agreement. The Amended Credit Agreement has a five year term and consists of the Amended Revolving Credit Facility and the Amended Term Loan Facility.
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of December 31, 2023 was $10.5 million.
Prior to the Second Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bear interest, at borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the US dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. On March 29, 2023, we amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR, subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%.
The interest rate as of December 31, 2023 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 6.7%.
Second Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to the Amended Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we may borrow incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan will bear interest at a rate per annum equal to, at our election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ending on December 31, 2023. We used the Incremental Term Loan together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility to consummate the Acquisition and to pay related fees and expenses in connection with the Acquisition and Second Amendment.
The interest rate as of December 31, 2023 for the Incremental Term Loan was approximately 6.9%.
The Amended Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of December 31, 2023, we were in compliance with all financial covenants under the Amended Credit Agreement.

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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of December 31, 2023, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and concluded that there have been no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a process for the development, evaluation and validation of our new product concepts. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected consequences. For example, the acceptance of new product launches and sales to our retail customers may not be as high as we anticipate due to lack of acceptance of the products themselves or their price or limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products or displays for new products. Sales of new products may be affected by inventory management by our retail customers, and we may experience product shortages or limitations in retail display space by our retail customers. We may also experience a decrease in sales of certain existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations or any shelf space loss. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations.
As part of our ongoing business strategy, we expect that we will need to continue to introduce new products in the color cosmetics and skincare categories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and results of operations.
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
The success of our brands may also suffer if our marketing plans or product initiatives do not have the desired impact on our brands' image or our ability to attract consumers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, our failure to maintain the quality of our products, product contamination, the failure of our products to deliver consistently positive consumer experiences, or our products becoming unavailable to consumers.

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
Our historical growth may not be indicative of our future performance as we may not be successful in executing our growth strategy, and, even if we achieve our strategic imperatives, we may not be able to sustain profitability. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:
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
•we may be unable to retain key members of our senior management team or attract and retain other qualified personnel; and
•we may be affected by adverse economic conditions in the United States or internationally.
We may be unable to continue to grow our business effectively or efficiently, which would harm our business, financial condition and results of operations.
Since our formation, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business. Growing our business has placed, and we expect that it will continue to place, strain on our management team, personnel, financial and information systems, supply chain and distribution capacity and other resources. To manage our growth effectively, we must continue to enhance our operational, financial and management systems, including our warehouse management and inventory control; maintain and improve our internal controls and disclosure controls and procedures; maintain and improve our information technology systems and procedures; and expand, train and manage our employee base while maintaining close coordination among our executive, accounting, finance, legal, human resources, marketing, regulatory, sales and operations functions.
We may not be able to continue to effectively manage our expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and results of operations. Growing our business may make it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our results of operations would suffer.
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
If we are unable to address these difficulties and challenges or other problems encountered in connection with any acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, and we might incur unanticipated liabilities or otherwise suffer harm to our business generally. For example, if the integration of Naturium's business with our business is more difficult, costly or time-consuming than expected, we may not fully realize the expected benefits of our acquisition of Naturium, which may adversely affect our business, financial condition and results of operations. See also “Risk factors related to our acquisition of Naturium.”
To the extent that we pay the consideration for any acquisitions or investments in cash, it reduces the amount of cash available to us for other purposes. Acquisitions or investments can also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in connection with our acquisition of Naturium, we paid total consideration of approximately $333 million using an incremental term loan under the Company’s existing credit facility, borrowings on the Company’s existing revolving facility, cash on the balance sheet and approximately $58 million of Company stock.
Risk factors related to our acquisition of Naturium
We have made certain assumptions relating to our acquisition of Naturium that may prove to be materially inaccurate.
We have made certain assumptions relating to our acquisition of Naturium that may prove to be inaccurate, including as the result of the failure to realize the expected benefits of the acquisition, failure to realize expected revenue growth rates and higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the Company. If the assumptions are incorrect, our business, financial condition and results of operations may be materially adversely affected.
Naturium may have liabilities that are not known to us.
Naturium may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with our acquisition of Naturium. We may learn additional information about Naturium that materially and adversely affects us and Naturium, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Moreover, Naturium may be subject to audits, reviews, inquiries, investigations and claims of non-compliance and litigation by federal and state regulatory agencies which could result in liabilities or other sanctions. Any such liabilities or sanctions, individually or in the aggregate, could have an adverse effect on our business, financial condition and results of operations.
Risk factors related to our business operations and macroeconomic conditions
A disruption in our operations, including a disruption in the supply chains for our products, could materially and adversely affect our business.
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions or delays in shipments, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics (such as the coronavirus pandemic), border disputes, international conflict (such as the Israel-Hamas war or the ongoing military conflict in Ukraine), acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
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
Our success depends, in part, on our ability to attract and retain key employees, including our executive officers, senior management team and operations, finance, sales and marketing personnel. The labor markets in the United States and China, where most of our employees are located, are hyper competitive, and attracting and retaining top talent requires significant organizational costs and attention. We are a relatively small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a larger company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our Chief Executive Officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.
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
•disruption to our distribution centers and our third-party suppliers and manufacturers, including the effects of facility closures as a result of disease outbreaks or other illnesses, or measures taken by federal, state or local governments to reduce its spread, reductions in operations hours, labor shortages and real-time changes in operating procedures, including for additional cleaning and disinfection procedures; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.
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
The full extent of the impact of a pandemic, such as the COVID-19 pandemic, an epidemic or an infectious disease outbreak on our business, financial condition and results of operations will depend on future developments that are highly uncertain and unpredictable, including the timing, acceptance and efficacy of vaccinations and possible achievement of herd immunity in various locations, the occurrence of virus mutations and variants, infection rates increasing or returning in various geographic areas, actions by government authorities to contain outbreaks or treat their impact, and any related impact on capital and financial markets and consumer behavior, including the impacts of any recession or inflationary pressures, all of which may vary across regions.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. In 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank, after each bank was unable to continue its operations. Although the Company did not have any cash or cash equivalent balances on deposit with SVB, Signature Bank or First Republic Bank and, therefore, did not experience any direct risk of loss, we are unable to predict the extent or nature of the impacts of the failures of these banks and related circumstances at this time. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.
If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit or that we would be able to: (i) access our existing cash, cash equivalents and investments; (ii) maintain any required letters of credit or other credit support arrangements; or (iii) adequately fund our business for a prolonged period of time or at all. Any of such events could have a material adverse effect on our current or projected business operations and results of operations and financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Risk factors related to our financial condition
Our indebtedness may have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2023, we had a total of $265.7 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $10.5 million under our Amended Revolving Credit Facility. Our primary cash needs are for working capital, fixturing, retail product displays and digital investments. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions. On August 28, 2023, we entered into the Second Amendment to the Amended and Restated Credit Agreement, pursuant to which we borrowed an incremental term loan in a principal amount equal to $115.0 million (the “Incremental Term Loan”), together with available cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate and pay related fees and expenses in connection with our acquisition of Naturium.

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
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the Euro, British pound, Chinese Renminbi and Canadian dollar. The exchange rates between these currencies and the US dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the US dollar will decrease the US dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee compensation and benefits and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies.
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
We rely on information technology networks and systems to market and sell our products, to process electronic and financial information, to assist with sales tracking and reporting, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of secure information systems to effectively process retail customer orders and fulfill consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, retail customers, consumers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, telecommunication failures, user errors, catastrophic events and data security and privacy threats, cyber and otherwise. If our information technology systems suffer damage, disruption or shutdown, we may incur substantial cost in repairing or replacing these systems, and if we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.
Data security and privacy threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), organized criminal threat actors, sophisticated nation states and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions and our ability to receive and process retail customer and e-commerce orders or engage in normal business activities.
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
We conduct annual penetration testing and vulnerability assessments to identify and address potential security weaknesses in our systems and third-party vendor environments to support expected future growth. As such, we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. We are currently undertaking various technology upgrades and enhancements to support our business growth, including an implementation of SAP software to upgrade our platforms and systems worldwide. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems.
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
We collect, maintain, transmit, store and otherwise process data about our consumers, suppliers, prospective and current employees and others, including personal data, financial information, including consumer payment information, as well as other confidential and proprietary information important to our business. We also employ third-party service providers that collect, store, process and transmit personal data, and confidential, proprietary and financial information on our behalf.
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
If a material security breach were to occur, our reputation and brands could be damaged, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches including exposure of litigation or regulatory action and a risk of loss and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s financial, transaction or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security, financial, cyber and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, all of which could have a material adverse effect on our business, financial condition and results of operations. We may be subject to post-breach review of the adequacy of our privacy and security controls by regulators and other third parties, which could result in post-breach regulatory investigation, fines and consumer litigation as well as regulatory oversight, at significant expense and risking reputational harm.
Furthermore, we are subject to diverse laws and regulations in the United States, the European Union (the “EU”) and other international jurisdictions that require notification to affected individuals in the event of a breach involving personal information. These required notifications can be time-consuming and costly. Furthermore, failure to comply with these laws and regulations could subject us to regulatory scrutiny and additional liability. Although we maintain relevant insurance, we cannot be certain that our insurance coverage will be adequate for all breach related liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
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
We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of December 31, 2023, we had 94 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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

Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, on December 29, 2022, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”). MoCRA created new compliance requirements for manufacturers of cosmetic products in the United States and also significantly expanded the FDA's authority to oversee and regulate cosmetics. Under MoCRA, companies must comply with new requirements for cosmetics, such as new labeling requirements for certain products, safety substantiation, facility registration, product listing, adverse event reporting, good manufacturing practice (“GMP”) requirements and mandatory recalls. In addition, MoCRA provided FDA with new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access certain product records. Many of the requirements were scheduled to become applicable on December 29, 2023, with some of the requirements, such as those relating to labeling, scheduled to become applicable later in 2024 and 2025; however, on November 8, 2023, the FDA advised that it does not intend to enforce the requirements related to cosmetic product facility registration and cosmetic product listing until July 1, 2024 to provide regulated industry additional time to comply with the requirements.
In either case, although the FDA is required under MoCRA to propose mandatory GMPs for cosmetics by July 1, 2024, and although parties that operate facilities engaged in the manufacturing or processing of cosmetic products are required to register such facilities and submit product listing information to FDA by the same deadline, the FDA has yet to propose implementing regulations for MoCRA. As such, we are unable to ascertain at this time the full impact that complying with MoCRA will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition and results of operations.
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
For example, the California Consumer Privacy Act (the “CCPA”) requires certain disclosures to California residents regarding a business’s data processing activities, affords California consumers rights with respect to their personal information (including the rights related to access to and deletion of personal information, and the right to opt out of certain disclosures of their personal information), and establishes significant penalties for noncompliance. The California Privacy Rights Act (the “CPRA”), which took effect on January 1, 2023, significantly expands the CCPA, including by introducing additional obligations such as data minimization and retention requirements, granting additional rights to California residents such as correction of personal information and additional opt-out rights, and creating a new regulatory authority, the California Privacy Protection Agency, to implement and enforce the law. Comprehensive privacy legislation imposing similar obligations have been passed in several states and took effect in Virginia, Colorado, Connecticut and Utah in 2023. Following this trend, several other states are considering enacting data protection legislation that may impose significant obligations and restrictions. Additionally, there is discussion in Congress of a new comprehensive federal data protection law. The enactment of such laws could create conflicting requirements, compliance with which could result in additional compliance costs. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.
In addition, the UK General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) and the EU’s General Data Protection Regulation (the “EU GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”) impose comprehensive data privacy compliance obligations in relation to the collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audits. Failure to comply with the UK GDPR or the GDPR could result in penalties for noncompliance of up to the greater of GBP 17.5 million/EUR 20 million (as applicable) or 4% of our global annual turnover, and companies can be fined under each of these regimes independently with respect to the same violation. In addition to fines, a violation of the UK GDPR or the GDPR may result in regulatory investigations, reputational damage, orders to cease/change data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).
We are also subject, under the GDPR, to restrictions on cross-border transfers of personal data out of the European Economic Area (the “EEA”) where recent legal developments have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the United States. We rely on the standard contractual clauses (“SCCs”) to transfer data outside of the EEA/ UK in some situations; however, the Court of Justice of the European Union (“CJEU”) has stated that reliance on the SCCs alone may not be sufficient. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address some of the concerns raised by the CJEU. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. Some European regulators have prevented companies from transferring personal data out of the EEA for allegedly violating the EU GDPR’s cross—border transfer rules. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or continue to take enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our primary trademarks include “e.l.f.,” "e.l.f. SKIN," “Naturium,” “e.l.f. eyes lips face,” “Well People,” and “Keys Soulcare,” all of which are registered or have registrations pending in the United States and in many other countries or registries. Our trademarks are valuable assets that support our brands and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions.

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
As we gain greater visibility and market exposure as a public company and otherwise, we also face a greater risk of being the subject of such claims and litigation. For these and other reasons, third parties may allege that our products or activities infringe, misappropriate, dilute or otherwise violate their trademark, patent, copyright or other proprietary rights. Defending against allegations and litigation could be expensive, occupy significant amounts of time, divert management’s attention from other business concerns and have an adverse impact on our ability to bring products to market. In addition, if we are found to infringe, misappropriate, dilute or otherwise violate third-party trademark, patent, copyright or other proprietary rights, our ability to use brands to the fullest extent we plan may be limited, we may need to obtain a license, which may not be available on commercially reasonable terms, or at all, or we may need to redesign or rebrand our marketing strategies or products, which may not be possible.
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
We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, X (formerly Twitter), Roblox, Twitch, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control. For example, lawmakers in the United States, Europe and Canada have recently escalated efforts to restrict access to TikTok. While a US judge in November 2023 blocked Montana’s first-of-its-kind proposed state ban of TikTok, other states, governmental bodies and institutions have voiced concerns that TikTok poses a national security threat and may pursue similar prohibitions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations. Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
We had approximately 194.5 million shares of common stock authorized but unissued and 55.5 million shares of common stock outstanding as of February 1, 2024. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the Acquisition.
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

In addition, in May 2019, we announced that our board of directors authorized a share repurchase program allowing us to repurchase up to $25.0 million of our outstanding shares of common stock (“Share Repurchase Program”), of which approximately $17.1 million remains available for future share repurchases as of December 31, 2023. Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program may be suspended or discontinued at any time and there is no guarantee that any shares will be purchased under the Share Repurchase Program.
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
We did not repurchase any shares during the three months ended December 31, 2023, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of December 31, 2023.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.
Item 5. Other information.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

e.l.f. Beauty, Inc.

February 7, 2024	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

February 7, 2024	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)