Form 10-K
period 2024-03-31
e.l.f. Beauty, Inc.
filed 2024-05-23
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $4.2 billion.
The number of shares of registrant’s common stock outstanding as of May 16, 2024 was 55,939,080 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2024.

e.l.f. Beauty, Inc.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk factors” and elsewhere in this Annual Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk factors” and the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the US Securities and Exchange Commission (the “SEC”). The risks summarized above or described in the section titled “Risk factors” are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.
PART I
Item 1. Business.
Overview
e.l.f. Beauty, Inc. (“e.l.f. Beauty” and together with our subsidiaries, the “Company,” or “we”) is a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty free cosmetics and skin care products.
•Our Vision. To be a different kind of beauty company by building brands that disrupt industry norms, shape culture and connect communities through positivity, inclusivity and accessibility.
•Our Mission. We make the best of beauty accessible to every eye, lip, face and skin concern.
•Our Purpose. We stand with every eye, lip, face and paw.
Our Brands
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

e.l.f. Cosmetics
Since 2004, e.l.f. Cosmetics has made the best of beauty accessible to every eye, lip and face. We make premium-quality, prestige-inspired cosmetics at an extraordinary value. We offer a range of products that are clean, vegan, cruelty free and manufactured in a Fair Trade CertifiedTM facility. As one of the first digital disruptors, e.l.f. continues to attract a highly engaged audience, leveraging social and digital platforms to connect with our community.

e.l.f. SKIN
Win in skin the clean + kind way with e.l.f. SKIN. We create targeted, ingredient-focused, dermatologist-developed formulas for every eye, lip, face and skin concern. Our ambition is to make skin care accessible to all with innovative, efficacious formulas at get-real prices. We offer a range of products that are clean, vegan, cruelty free and manufactured in a Fair Trade CertifiedTM facility.

Naturium
Driven by the belief that skin care should be and can be high performance, skin compatible and affordable, Naturium was born. Naturium unlocks the benefits of natural botanicals and powerful actives with innovative technology by formulating skin care formulas that work.

Well People
Since 2008, Well People has raised the standard for plant-powered, high-performance beauty. A clean beauty pioneer with approximately 100 EWG VERIFIED™ products, Well People was founded so that all people can be well people with dermatologist-developed, “clean” and planet minded products.

Keys Soulcare
Inspired by Alicia Keys' personal skin care and self-discovery journey, Keys Soulcare combines skin-nourishing offerings with soul-nurturing rituals to care for the whole self. Developed by board-certified dermatologist Dr. Renée Snyder, our premium-quality skin care formulas are also clean, cruelty free and manufactured in a Fair Trade CertifiedTM facility.

Our Products and Strategy
We believe our ability to deliver cruelty free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our value proposition, powerhouse innovation, disruptive marketing engine and our world-class team’s ability to execute with quality and speed has positioned us well to navigate the competitive beauty market. Our strategy is underpinned by four key pillars:
• Value Proposition. Each of our brands has accessible pricing relative to its competitive set and furthers our mission of making the best of beauty accessible to every eye, lip, face and skin concern. As an example, e.l.f. Cosmetics’ average product price point is approximately $6, as compared to other leading mass cosmetics brands which have average product price points over $9 and prestige cosmetics brands which have average product price points over $20, according to Nielsen.
• Powerhouse Innovation. We believe innovation is key to our success and we were named to Fast Company's list of “The World's Most Innovative Companies of 2023.” We believe we are a leader in the beauty industry in speed and first-to-mass product introductions.
Our flagship e.l.f. Cosmetics brand is known for its “holy grail” innovation: beauty products that deliver premium quality at extraordinary prices with broad appeal. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for ways to get the best of beauty at an accessible price. Examples of our “holy grails” include the e.l.f. Cosmetics Power Grip Primer at $10 versus a prestige item at $38, the e.l.f. Cosmetics Halo Glow Liquid Filter at $14 versus a prestige item at $49, and the e.l.f. SKIN Holy Hydration! Makeup Melting Cleansing Balm at $11 versus a prestige item at $38.
• Disruptive Marketing Engine. We believe that our brand awareness is relatively low in comparison to legacy mass beauty brands. This represents an opportunity for us, and we have a multi-faceted strategy to build brand awareness, affinity and loyalty. We seek to attract and engage consumers primarily through digital and social media, as compared to legacy beauty brands that engage consumers primarily through traditional media such as magazines, newspapers and television. We attract and engage existing and new consumers through buzz-worthy activations, unexpected creativity and unique collaborations. Total expenses for marketing and digital in the fiscal year ended March 31, 2024 were $256.0 million, approximately 25% of our net sales.
• Unique One-Team Culture. Our talented employees are at the core of our business strategy. Our commitment to our people and our High Performance Team (“HPT”) culture is evident in our 91% employee engagement score and recognition by U.S. News & World Report on its annual list of the “2023-2024 Best Companies to Work For.”

With regards to compensation, we take a unique “one-team” approach. All full-time employees receive a base salary, are bonus eligible under the same bonus plan tied to our financial performance and receive an equity award in e.l.f. Beauty stock. We believe we are one of the few public consumer companies that grants equity on an annual basis to every employee—strongly aligning our team with the long-term interests of our stockholders. We believe this approach, which applies across all employee levels and geographies, is unique in the beauty industry and contributes to our success in hiring and retaining top talent and driving business results.
Markets and Competition
We operate across beauty categories including eye, lip and face makeup, beauty tools and accessories, and skin care products. Color cosmetics and skin care products are broadly sold through food, drug and mass channels, as well as through department stores, online and in specialty channels.
The beauty industry is relatively concentrated, with a significant portion of retail sales in the United States generated by brands owned by a few large multinational companies, such as L’Oréal, Estee Lauder, Coty, Unilever, LVMH, Shiseido, Beiersdorf and Procter & Gamble. These large multinational companies typically own multiple brands. In addition to the traditional brands against which we compete, small independent companies continue to enter the market with new brands and customized product offerings.
Distribution
We employ an omni-channel distribution strategy and sell our products with retailers in the United States, as well as internationally. We also sell our products online through our own direct e-commerce channels, as well as through other e-commerce websites. Our main channels of distribution are described below.
•Domestic retailers. We sell our products in the United States primarily in the mass, drug store, food and specialty retail channels.
•e-commerce. e-commerce is an important component of our engagement and innovation model. Our roots as an e-commerce company and our digital engagement model drive conversion on our e-commerce websites and our mobile applications, where we sell our full product offerings. Our products are also available at other e-commerce sites, such as Amazon, making our products widely accessible to our consumers.
•International retailers. Our products are also sold in international markets, primarily in the United Kingdom (the “UK”) and Canada.
In the fiscal year ended March 31, 2024, national and international retailers comprised 84% of our net sales. The remaining 16% came from e-commerce channels.
The United States accounted for 85% of our net sales in the fiscal year ended March 31, 2024. The remaining 15% was attributable to international markets.
Customers
We have strong relationships with our retail customers such as Target, Walmart, Ulta Beauty and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Our largest three customers, Target, Walmart and Ulta Beauty, accounted for 25%, 17% and 16%, respectively, of our net sales in the fiscal year ended March 31, 2024. No other individual customer accounted for 10% or more of our net sales in the fiscal year ended March 31, 2024. We expect that Target, Walmart and Ulta Beauty, along with a small number of other customers will, in the aggregate, continue to account for a large portion of our net sales in the future.
As is customary in the industry, none of our customers are under any obligation to continue purchasing products from us in the future.
For more information regarding customer concentration, see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” of this report under the heading “Overview.”

Supply Chain
We have developed a scalable, asset-light supply chain centered on the combination of speed to market, high-quality and low costs. Substantially all of our products are sourced and manufactured in China through close collaboration with a network of third-party manufacturers. We have ample manufacturing capacity as well as redundant capabilities in the event that one or more suppliers cannot meet our needs. Our broad supply base gives us the ability to fulfill our product requirements and remain cost competitive.
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
Our distribution centers are operated by leading third-party logistics providers. Our distribution center in California mainly serves our national retail customers, while our distribution centers in Utah, Ohio and Georgia serve our e-commerce consumers. For our international operations, we utilize third-party logistics providers in the UK, Germany and Canada to distribute to certain international customers and distributors. We have invested capital in picking, packaging, scanning and conveying technology to more fully automate our processes.
Employees and Human Capital Management
As of March 31, 2024, we had 475 full-time employees (377 in the United States, the UK and Canada, and 98 in China).
Social Impact and Commitments
Our Impact Report sets out our social and environmental goals and strategy across three pillars - Encourage Self Expression, Empower Others and Embody Our Ethics. Details can be found in our Impact Report on our website (https://www.elfbeauty.com/social-impact/). The information on, or that can be accessed through, our website, including our Impact Report and related materials, is not incorporated by reference into this Annual Report or any other filings we make with the SEC.
We are committed to:
• Encourage Self Expression. We celebrate diversity and make the best of beauty accessible.
• Empower Others. We provide equal opportunities for growth and success.
• Embody Our Ethics. We strive to do the right thing for all people, the planet and our furry friends.
Encourage Self Expression: Promoting a Culture of Diversity, Equity and Inclusion
We are deeply committed to diversity, equity and inclusion (“DEI”) as exemplified by the diversity of both our Board of Directors and our employee base. We are proud to be one of only four public companies in the United States with a Board of Directors that is at least two-thirds women and at least one-third diverse (out of over 4,200 public companies). We’re also proud that our employee base, which is 75% women, over 40% diverse and over 65% millennial and Gen Z, is representative of the young, diverse communities we serve.
We are committed to enabling the appropriate levels of diversity – including but not limited to gender, race, sexual orientation, national origin, ability and age – to be represented across our entire team. We promote DEI at all levels of our workforce, and our senior leadership team owns and is responsible for our DEI initiatives and programs.

The following table provides certain statistics of our team as of March 31, 2024:

	Board of Directors	Executive Team(1)	Directors and Above(2)	All Employees(2)
Gender
Female	67%	57%	72%	75%
Male	33%	43%	28%	25%
Age
Gen Z and Millennial	—%	—%	44%	67%
All Other	100%	100%	56%	33%
Race / Ethnicity
Black or African American	11%	14%	1%	4%
Hispanic or LatinX	—%	—%	11%	16%
Asian	22%	29%	16%	17%
Native American	—%	—%	1%	—%
Two or More Races	—%	—%	4%	5%
White	67%	57%	67%	57%

(1)	Executive Team includes our Executive Officers and the Vice President, General Manager of our China operations.
(2)	Employee demographic figures based on our full-time employees as of March 31, 2024. Race/ethnicity percentages exclude our employees outside of the United States.
Note: We are an equal opportunity employer and do not use race, ethnicity, gender or any other protected criteria as a factor in any employment decisions, such as hiring, promotions or compensation.
Empower Others: Supporting the Full Potential of Our Employees
Our talented employees are at the core of our business strategy. We place a high priority on attracting, recruiting, developing and retaining diverse global talent. Our continued investments in our people and culture have positioned us as an employer of choice both in the beauty industry and our local communities. In FY 2024, we were recognized on U.S. News & World Report’s annual list of the “2023-2024 Best Companies to Work For.”
We are keenly interested in our employees’ well-being, development and overall satisfaction. Engagement is a key factor we look to because it measures our team’s connection and commitment to both e.l.f. Beauty and our vision, mission and values. In FY 2024, we conducted our third annual engagement survey of all employees. All employees are offered the opportunity to participate, and 86% submitted a response. Our employee engagement results this year hit record highs relative to prior surveys and to consumer industry benchmarks. Our overall engagement score was 91% —19% above the industry benchmark and 2% above our survey administered the previous year.
Our benefits and programs are designed to support the total well-being and promote the full potential of our employees. With regards to compensation, we take a unique “one-team” approach. All full-time employees receive a base salary, are bonus eligible under the same bonus plan tied to our financial performance and receive an equity award in e.l.f. Beauty stock. We believe this approach – which applies across all employee levels and geographies – is unique in the beauty industry and contributes to our success in hiring and retaining top talent and driving business results.
In the United States, where over 70% of our workforce is located, the benefits for our full-time employees include, among other things:
•Financial benefits, including competitive compensation as well as retirement savings plans and commuter benefits;
•Healthcare benefits including flexible spending accounts, disability and life insurance - all of which begin on day 1 of employment;
•Family support and flexibility benefits, including up to 20 weeks of gender-neutral parental leave, as well as fertility and adoption support;

•Wellness and time off programs, including an employee assistance program, access to wellness coaches and flexible time off;
•Community impact programs, including employee donation matching programs and paid time off for volunteering; and
•Education and career development programs, including tuition reimbursement, High Performance Teamwork (“HPT”) coaching, as well as ongoing learning and training opportunities.
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
We are proud to be the first company in the beauty industry to have a third-party manufacturing facility Fair Trade Certified™. A Fair Trade Certified™ seal on a product signifies that it was made according to rigorous fair trade standards that promote sustainable livelihoods and safe working conditions for factory employees, protection of the environment and transparent supply chains. Our first third-party manufacturing facility in China was Fair Trade Certified™ in August 2022, and we have since expanded this program to certify additional facilities. To achieve certification, facilities are required to pass thorough audits and demonstrate adherence to over 100 compliance criteria that cover social responsibility, environmental responsibility, empowerment and economic development. Facilities must pass a re-certification annually, which includes plans for continuous improvement. Each time a consumer buys one of our Fair Trade Certified™ products, e.l.f. Beauty makes a contribution to the facility workers who made the product for use in improving their communities.
The Planet
We are focused on reducing our environmental impact while providing our consumers with premium-quality beauty products. Product packaging represents a meaningful portion of our environmental footprint, driving our continued focus to further reduce this impact. Our packaging sustainability strategy is grounded in three principles:
•Packaging footprint reduction. We are proud to have eliminated over 2.5 million pounds of excess packaging since the inception of “Project Unicorn.” Project Unicorn was launched in 2019 to elevate e.l.f. Cosmetics’ product assortment, presentation, and navigation on-shelf, and resulted in a significant streamlining in our product packaging footprint. This was achieved by removing secondary cartons, vacuum formed trays and paper insert cards, slimming down secondary packaging, and designing a patented approach to display product on shelf. In 2023, we established a new goal seeking to achieve a 20% reduction in packaging intensity by the end of our fiscal year ending March 31, 2030, and we are actively pursuing projects to lightweight our packaging.
•Sustainably sourced packaging. Our initial focus is the use of Forest Stewardship Council (“FSC”)-certified paper for our products that use paper cartons. FSC certification is a globally recognized standard that promotes products that come from responsibly managed forests that provide environmental, social and economic benefits. We have set a goal for 100% of our paper cartons and 100% of our wood brush handles to be FSC-certified across all of our brands by the end of our fiscal year ending March 31, 2025.
•Recyclability and recycled content. We have projects underway to increase the percentage of our packaging that is recyclable, refillable, reusable or made from recycled materials.
We are also working to reduce our carbon footprint. In our fiscal year ended March 31, 2022, we publicly disclosed our greenhouse gas (GHG) emissions of our offices, distribution centers and value chain. We have made meaningful progress since then. We have already met our science-based target for a 42% reduction in our Scope 1 and 2 emissions by 2030 (from a 2022 base year) through the Science Based Targets initiative. We also identified and began acting on key focus areas to reduce our carbon footprint. As we progress this work, we plan to evaluate science-based targets for our Scope 3 emissions. As part of our transparency and reporting efforts, we made our first annual disclosure through CDP’s Climate Change questionnaire in July 2023.
Our Furry Friends
We are proud to be a 100% cruelty free company. We do not conduct or tolerate any tests on animals, nor do we use any ingredients that are tested on animals in any of our products. We are double certified as “cruelty free” across our e.l.f. Cosmetics, e.l.f. SKIN, Well People and Keys Soulcare brands. Each of these brands is certified by People for the Ethical Treatment of Animals (“PETA”) as “Global Animal Test-Free,” a credential given to companies and brands who have verified that their own facilities and their suppliers do not conduct, commission, pay for, or allow any tests on animals for their ingredients or finished products. In addition, each of the aforementioned brands is certified by the Leaping Bunny Program. Companies with this credential certify that no animal testing was conducted on materials or formulations at any stages of product development, in addition to recommitting to the program annually and being open to third-party audits.
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
Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “e.l.f.,” “e.l.f. eyes lips face,” “e.l.f. SKIN,” “Well People,” “Naturium” and “Keys Soulcare,” all of which are registered or have registrations pending with the US Patent and Trademark Office for our goods and services of primary interest. These trademarks are also registered or have registrations pending in various foreign countries in which we operate. We also have other trademark registrations and pending trademark applications for product names and tag lines. Our trademarks are valuable assets that reinforce the distinctiveness of our brands and our consumers’ perception of our products. In addition to trademark protection, we own US Design Patents covering packaging, make-up tools and brush handle shapes and we own numerous domain names, including the domain names of our e-commerce websites. We also rely on and use commercially reasonable measures to protect our unpatented proprietary technology, which includes our expertise and product formulations, continuing innovation and other know-how to develop and maintain our competitive position.
Government Regulation
We and our products are subject to various federal, state and international laws and regulations, including regulation in the United States by the US Food and Drug Administration (the “FDA”), the Consumer Product Safety Commission (the “CPSC”), the Federal Trade Commission (the “FTC”), and regulations outside of the United States by Health Canada and the European Commission, among others. These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products. Further, as the vast majority of our products are imported from overseas manufacturers, we are subject to Customs Border Patrol clearance regulations prior to goods being released into the United States market.
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
Corporate Information
e.l.f. Beauty was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and we changed our name to e.l.f. Beauty, Inc. in April 2016. We completed the initial public offering of our common stock in September 2016. Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ELF." Our principal executive offices are located at 570 10th Street, Oakland, California 94607. Our telephone number is (510) 778-7787 and our investor relations website can be found at www.elfbeauty.com. e.l.f. Beauty operates through its principal subsidiaries, e.l.f. Cosmetics, Inc., which conducts business under the names “e.l.f. Cosmetics” or "e.l.f.,” “e.l.f. SKIN,” and “Keys Soulcare,” Well People, Inc., which conducts business under the name “Well People,” and Naturium LLC, which conducts business under the name “Naturium.”

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
Our ability to compete also depends on the continued strength of our brands and products, the success of our marketing, innovation and execution strategies, the continued diversity of our product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, our ability to adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence (“AI”) and machine learning, and our success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.

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
To the extent that we pay the consideration for any acquisitions or investments in cash, it reduces the amount of cash available to us for other purposes. Acquisitions or investments can also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in connection with our acquisition of Naturium, we paid total consideration of approximately $333 million using an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, cash on the balance sheet and approximately $58 million of our stock.
Risk factors related to our acquisition of Naturium
We have made certain assumptions relating to our acquisition of Naturium that may prove to be materially inaccurate.

We have made certain assumptions relating to our acquisition of Naturium that may prove to be inaccurate, including as the result of the failure to realize the expected benefits of the acquisition, failure to realize expected revenue growth rates and higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect Naturium. If the assumptions are incorrect, our business, financial condition and results of operations may be materially adversely affected.

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

Raw material sources for Naturium could be interrupted from time to time and, if interrupted, there is no guarantee that the supply of materials could be resumed within a reasonable time frame and at an acceptable cost or at all.

Naturium relies on certain third-party suppliers for raw materials necessary to produce Naturium products, and we intend to continue to rely on these third parties. There are a limited number of suppliers of raw materials used to produce Naturium products, and there may be a need to assess alternate suppliers to prevent a possible disruption of the availability of those raw materials. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to provide raw materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event a new supplier must be used. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Any significant delay in the supply of the raw materials needed to produce Naturium products could considerably delay product manufacturing and distribution, which would impair our ability to generate revenues from the sale of Naturium products and could ultimately adversely affect our business, financial condition and results of operations.

Risk factors related to our business operations and macroeconomic conditions
A disruption in our operations, including a disruption in the supply chains for our products, could materially and adversely affect our business.
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions or delays in shipments, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics (such as the coronavirus pandemic), border disputes, international conflict (such as the ongoing military conflict in Ukraine and the Middle East), acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
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
Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, the UK, Canada, China or any of the other countries in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as higher inflation rates in the United States, which have remained above the Federal Reserve’s inflation target, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.
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
As of March 31, 2024, we had a total of $262.9 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $10.5 million under our Amended Revolving Credit Facility (as defined in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays and digital investments. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions. On August 28, 2023, we entered into the Second Amendment to the Amended and Restated Credit Agreement, pursuant to which we borrowed an incremental term loan in a principal amount equal to $115.0 million (the “Incremental Term Loan”), together with available cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate and pay related fees and expenses in connection with our acquisition of Naturium.
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
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the Euro, British pound, Chinese Renminbi (“RMB”), and Canadian dollar. The exchange rates between these currencies and the US dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the US dollar will decrease the US dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee compensation and benefits and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies.
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
We rely on information technology networks and systems to market and sell our products, to process electronic and financial information, to assist with sales tracking and reporting, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of secure information systems to effectively process retail customer orders and fulfill consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, retail customers, consumers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, telecommunication failures, user errors, catastrophic events, malicious uses of AI and other data security and privacy threats. If our information technology systems suffer damage, disruption or shutdown, we may incur substantial cost in repairing or replacing these systems, and if we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.
Data security and privacy threats are accelerating in frequency and magnitude, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through malfeasance, human error, theft or misuse), organized criminal threat actors, sophisticated nation states and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations.
The tools and techniques used by threat actors to attack or access systems and data are constantly evolving and may not be recognized until or after being launched against a target. These tools can, in some cases, circumvent security controls, evade detection and remove forensic evidence. We may be unable to anticipate, detect, prevent, remediate or recover from future cybersecurity incidents, including attacks to our information systems and data. As new and improved technologies and methodologies become available to threat actors (for example, AI), increased risks and currently unknown vulnerabilities could result in significant future expenditures related to our information systems, technology infrastructure and operations. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, our reputation, shipment of goods, ability to process financial information and transactions and our ability to receive and process retail customer and e-commerce orders or engage in normal business activities.
Any adverse impact to the availability, integrity or confidentiality of our information technology systems and data could, among other things: result in unauthorized access, disclosure, loss or misuse of our intellectual property, proprietary information, or employee, customer or supplier data; attract substantial media attention; damage our relationships with our customers, employees, and partners; cause a loss of confidence in us or cause us to violate applicable privacy laws and obligations; expose us to costly government investigations and enforcement actions or private litigation (such as class actions) and financial liability (possibly beyond our insurance coverage); increase the costs we incur to protect against or remediate cybersecurity incidents and vulnerabilities; result in additional costs and operational activities to comply with consumer protection and data privacy laws and obligations; and/or disrupt our operations and distract our management and other key personnel from performing their primary operational duties, any of which could adversely affect our reputation, competitiveness, business, results of operations and financial condition. Any of the foregoing can be exacerbated by a delay or failure to detect and respond to a cybersecurity incident or the full extent of such incident.
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
The risks described here are heightened due to the increase in remote working and the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. A portion of our personnel is currently working under our hybrid model of three days in the office and two days remote, while others work remote entirely. It is possible with this model that the execution of our business plans and operations could be negatively impacted. Additionally, if a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in heightened consumer privacy, IT security and fraud concerns, potentially disrupting our operations.
We must continue to maintain and make requisite or critical upgrades to our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
We conduct periodic penetration testing and vulnerability assessments to identify and address potential security weaknesses in our systems and third-party vendor environments to support expected future growth. As such, we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. We are currently undertaking various technology upgrades and enhancements to support our business growth, including an implementation of SAP software to upgrade our platforms and systems worldwide. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems.
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
We use AI in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.
We are implementing the use of AI solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

Failure to protect sensitive information of our consumers and information technology systems against security breaches could damage our reputation and brand and substantially harm our business, financial condition and results of operations.
We collect, maintain, transmit, store and otherwise process data about our consumers, suppliers, prospective and current employees, and others, including personal data, financial information, including consumer payment information, as well as other confidential and proprietary information important to our business. We also employ third-party service providers that collect, store, process and transmit personal data, and confidential, proprietary and financial information on our behalf.
We have in place technical and organizational measures designed to maintain the security and safety of critical proprietary, personal, employee, customer and financial data. However, despite these efforts, advances in technology, the pernicious ingenuity of criminals, new exposures via cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or personal data. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or mobile applications or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. Further, there can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and data.
We are not aware of any cybersecurity incidents that have had a material impact on our operations or financial results, but we have been subject to attacks (e.g., phishing, denial of service) in the past and cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future.
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
We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of March 31, 2024, we had 98 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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

In addition, the ultimate effects of the UK's withdrawal from the EU (“Brexit”) are still difficult to predict as there remains considerable uncertainty around the impact of post-Brexit regulations as the various agencies interpret the regulations and develop enforcement practices. Changes related to Brexit could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the UK, disruptions to our employees in the UK and the workforce of our business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. Furthermore, Brexit could also result in similar referenda or votes in other European countries in which we do business or look to expand operations. If these actions impacting our international distribution and sales channels result in increased costs for us or our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence in the UK and Europe.
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
Our products are also subject to state laws and regulations, such as the California Safe Drinking Water and Toxic Enforcement Act, also known as “Prop 65,” and various state PFAS regulations, and failure to comply with such laws may also result in lawsuits and regulatory enforcement that could have a material adverse effect on our business, financial condition and results of operations. We are, and may in the future be, involved in litigation related to such state laws and regulations.
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
For example, the California Consumer Privacy Act (the “CCPA”) requires certain disclosures to California residents regarding a business’s data processing activities, affords California consumers rights with respect to their personal information (including the rights related to access to and deletion of personal information, and the right to opt out of certain disclosures of their personal information), and establishes significant penalties for noncompliance. The California Privacy Rights Act (the “CPRA”), which took effect on January 1, 2023, significantly expands the CCPA, including by introducing additional obligations such as data minimization and retention requirements, granting additional rights to California residents such as correction of personal information and additional opt-out rights, and creating a new regulatory authority, the California Privacy Protection Agency, to implement and enforce the law. Comprehensive privacy legislation imposing similar obligations have been passed in several states and took effect in Virginia, Colorado, Connecticut and Utah in 2023. Following this trend, several other states have enacted or are considering enacting data protection legislation that may impose significant obligations and restrictions. Additionally, there is discussion in Congress of a new comprehensive federal data protection law. The enactment of such laws could create conflicting requirements, compliance with which could result in additional compliance costs. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.
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
We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers located outside of the United States, and we have an office in China from which we manage our international supply chain. We sell our products in countries outside of the United States, including through distributors. Our operations are subject to the US Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to United States and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the US Treasury, Office of Foreign Assets Control.
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
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our primary trademarks include “e.l.f.,” “e.l.f. SKIN,” “Naturium,” “e.l.f. eyes lips face,” “Well People,” and “Keys Soulcare,” all of which are registered or have registrations pending in the United States and in many other countries or registries. Our trademarks are valuable assets that support our brands and consumers’ perception of our products.
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

We have limited patent protection, which limits our ability to protect our products from competition. We primarily rely on know-how to protect our products. It is possible that others will independently develop the same or similar know-how, which may allow them to sell products similar to ours. If others obtain access to our know-how, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized use of such information, which could harm our competitive position. Furthermore, advances in AI technology may generate intellectual property developments, which existing intellectual property laws may not adequately protect and which may also give rise to a proliferation of infringement which we may not be able to address effectively.
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
We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, X (formerly Twitter), Roblox, Twitch, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control. For example, lawmakers in the United States, Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, President Biden signed a bill to force a sale of TikTok by its Chinese owner, ByteDance, or institute a first-of-its-kind ban on the app in the United States. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations. Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
Use of influencers may materially and adversely affect our reputation and business.
We rely in part upon social media influencers to market our brands and are unable to fully control their efforts. Influencers with whom we maintain a relationship could engage in behavior or use their platforms to communicate directly with our consumers and retail customers in a manner that reflects poorly on our brand, and these communications may be attributed to us or otherwise adversely affect us. Furthermore, negative commentary regarding us or our products or influencers may also be posted on social media platforms and may be adverse to our reputation or business. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity we may not be able to reverse. It is not possible to prevent such behavior, and the precautions we take to prevent or detect this activity may not be effective. This unfavorable publicity could result in damage to our reputation and therefore have a material adverse effect on our business, financial condition, operating results and prospects.

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
Furthermore, ESG-related legislation and regulation is being implemented across the world, including in the United States, and any such legislation or regulation may impose additional compliance burdens on us and on third parties in our value chain, which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products. For example, in March 2024, the SEC adopted final rules to require public companies to disclose certain climate-related information. The final SEC rules, to the extent they are implemented, will require us to disclose, among other things, material climate-related risks, activities to mitigate or adapt to such risks, information about our board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks, and information on any climate-related targets or goals that are material to our business, results of operations or financial condition. We are assessing our obligations under these new regulations but expect that our efforts to comply will require significant expenditures, which will then increase our operating expenses. On March 21, 2024, the U.S. Court of Appeals for the Eighth Circuit was selected as the court to hear challenges against the SEC over its final climate disclosure rules. On April 4, 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review.
We take into consideration the expected impact of ESG matters on the sustainability of our business over time and the potential impact of our business on society and the environment. However, in light of investors’ increased focus on ESG matters, and in light of increased and evolving legislation and regulation regarding ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our customers’ or society’s expectations as to our proper role. If we fail to meet the ESG values, standards and metrics that we set for ourselves, or our articulated purposes to offer inclusive, accessible, clean, vegan and cruelty free cosmetics and skin care products, or fail to align to regulatory or market expectations or standards regarding such matters, we may experience negative publicity and a loss of customers as a result, which will adversely affect our business, financial condition, and results of operations.
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
We had approximately 194.1 million shares of common stock authorized but unissued and 55.9 million shares of common stock outstanding as of May 16, 2024. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the Acquisition.
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
In addition, in May 2019, we announced that our board of directors authorized a share repurchase program allowing us to repurchase up to $25.0 million of our outstanding shares of common stock (“Share Repurchase Program”), of which approximately $17.1 million remains available for future share repurchases as of March 31, 2024. Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program may be suspended or discontinued at any time and there is no guarantee that any shares will be purchased under the Share Repurchase Program.
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

Item 1B. Unresolved staff comments.
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity program was developed by integrating a range of relevant concepts and controls derived from established security frameworks. These include the National Institute of Standards and Technology Cybersecurity Framework, the Committee of Sponsoring Organizations of the Treadway Commission and related SOC 2 Control Objectives, as well as the Payment Card Industry Data Security Standard. It is important to note that while these frameworks guide our cybersecurity strategies and help us identify, access, and manage cybersecurity risks relevant to our business, this does not imply certification or that we meet or comply with any specific technical standards, specifications or requirements.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

a.risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
b.a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
c.the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
d.cybersecurity awareness training of our employees;
e.a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
f.a third-party risk management process for service providers based on our assessment of their criticality to our operations and respective risk profile.

We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk factors related to information technology and cybersecurity” included as part of Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Cybersecurity Governance

Our Board considers cybersecurity risk and other information technology risks as part of its risk oversight function. The full Board oversees management’s implementation of our cybersecurity risk management program.

The Board receives periodic reports from management on our cybersecurity risks and our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Digital Officer (“CDO”) as part of the Board’s continuing education on topics that impact public companies. In addition, management is prepared to update the Board, as it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.

Our CDO has primary responsibility for, and works collaboratively across the Company to implement, our cybersecurity risk management program designed to protect our information systems from cybersecurity threats and to respond to any cybersecurity incidents in accordance with our incident response plans. Our CDO leads a team, including a number of cybersecurity professionals, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in close coordination with senior leadership and other teams across the Company. In addition to our extensive in-house cybersecurity capabilities, at times we also engage consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks. Our CDO leads the core elements of e.l.f. Beauty’s IT and digital functions, including IT infrastructure, systems and security, digital experience and operations, and consumer technology. Our CDO has served in various roles in information technology and information security for over 25 years, and her background includes completing the Harvard Cybersecurity program and active involvement in the Silicon Valley Consortium, focusing on security and technological advancements in cybersecurity and data privacy. As a thought leader in the intersection of artificial intelligence and cybersecurity, her expertise aligns with the critical needs of the constantly changing cybersecurity landscape and managing digital risk. Working with our CDO in implementing our cybersecurity risk management program, our Chief Information Security Officer and our Associate Director, IT Infrastructure & Security, collectively have more than 30 years of experience in information technology and extensive education and industry experience managing cybersecurity risks, developing and implementing cybersecurity policies, and responding to cybersecurity incidents.

Our management team takes steps to stay informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.
Our principal executive offices are located in Oakland, California. We also occupy offices and distribution centers in the United States and abroad, as indicated below.

Location/Facility	Leased/Owned	Use
Oakland, California	Leased	Corporate headquarters
New York, New York	Leased	Corporate offices
Los Angeles, California	Leased	Corporate offices
Fairfield, New Jersey	Leased	Corporate offices
London, UK	Leased	Corporate offices
Shanghai, China	Leased	Corporate offices
Ontario, California	Leased	Distribution
Our properties total an aggregate of approximately 57,018 square feet of commercial space and approximately 465,219 square feet of commercial space for our distribution centers.
All of our properties are leased. The leases expire at various times through 2033, subject to renewal options. We consider our properties to be generally in good condition and believe that our existing facilities are adequate to support our existing operations.
We also use distribution centers that are operated by third-parties and located in West Chester Township, Ohio, West Jordan, Utah, Fairburn, Georgia, Vernon, California, Fairfield, New Jersey, Gosport Hants, England, Rodgau, Germany and Ontario, Canada.
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
Market information for common stock.
Our common stock began trading on the NYSE under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. On May 16, 2024, the closing price for our common stock as reported by the NYSE was $162.26.
Holders of record
As of May 16, 2024, the approximate number of common stockholders of record was 25. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
There were no dividends declared or paid during the fiscal year ended March 31, 2024. Since our initial public offering on September 22, 2016, we have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Amended Credit Agreement limits our ability to pay dividends to our stockholders.
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
The following graph compares the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the 5-year period covering March 31, 2019, through March 31, 2024. The graph assumes an investment of $100 made at the closing of trading on March 31, 2019 in (i) our common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

Total Cumulative Stockholder Return
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
Period Ended
e.l.f. Beauty, Inc.
S&P 500 Index
S&P 500 Consumer Discretionary Index

$100 investment in stock or index	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20
e.l.f. Beauty, Inc. (ELF)	$100.00	$133.02	$165.19	$152.17	$92.83	$179.91	$173.30
S&P 500 Index (GSPC)	$100.00	$103.79	$105.02	$113.98	$91.19	$109.38	$118.65
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$105.28	$105.82	$110.55	$89.23	$118.54	$136.40

$100 investment in stock or index	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22
e.l.f. Beauty, Inc. (ELF)	$237.64	$253.11	$256.04	$274.06	$313.30	$243.68	$289.43
S&P 500 Index (GSPC)	$132.52	$140.17	$151.62	$151.97	$168.15	$159.84	$133.55
S&P 500 Consumer Discretionary Index (S5COND)	$147.37	$151.95	$162.50	$162.51	$183.37	$166.82	$123.18

$100 investment in stock or index	9/30/22	12/31/22	3/31/23	6/30/23	9/30/23	12/31/23	3/31/24
e.l.f. Beauty, Inc. (ELF)	$354.91	$521.70	$776.89	$1,077.64	$1,036.13	$1,361.70	$1,849.34
S&P 500 Index (GSPC)	$126.50	$135.46	$144.98	$157.01	$151.29	$168.28	$185.38
S&P 500 Consumer Discretionary Index (S5COND)	$128.55	$115.47	$134.09	$153.64	$146.26	$164.43	$172.62

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
We did not repurchase any shares during the fiscal year ended March 31, 2024, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of March 31, 2024.
Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
Overview and Business Trends
e.l.f. Beauty, Inc., a Delaware corporation (“e.l.f. Beauty” and together with its subsidiaries, the “Company,” or “we”), is a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty free cosmetics and skin care products. Our mission is to make the best of beauty accessible to every eye, lip, face and skin concern.
We believe our ability to deliver cruelty free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our value proposition, innovation engine, ability to attract and engage consumers, and our world-class team’s ability to execute with speed has positioned us well to navigate the competitive beauty market.
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
Our Acquisition of Naturium
On October 4, 2023, we consummated our acquisition of Naturium LLC, a Delaware limited liability company (“Naturium”), and TCB-N Prelude Blocker Corp., a Delaware corporation (“Blocker”), pursuant to a Securities Purchase Agreement, dated August 28, 2023 (the "Purchase Agreement"), by and among the Company, e.l.f. Cosmetics, Inc., Naturium, Blocker and various sellers. Pursuant to the Purchase Agreement, we acquired all rights, title and interest in and to the outstanding equity securities of Naturium and Blocker for a purchase price of $333.0 million paid in cash and shares of our common stock (the "Acquisition"). See Note 4, “Acquisition,” in our consolidated financial statements for further details.
Components of our results of operations and trends affecting our business
Net sales
We develop, market and sell beauty products under the e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People and Keys Soulcare brands. Our net sales are derived from sales of these beauty products, net of provisions for sales discounts and allowances, product returns, markdowns and price adjustments.
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
Our largest three customers, Target, Walmart and Ulta Beauty, accounted for 25%, 17% and 16%, respectively, of our net sales in the fiscal year ended March 31, 2024. No other individual customer accounted for 10% or more of our net sales in the fiscal year ended March 31, 2024. National and international retailers comprised 84% of our net sales. The remaining 16% came from e-commerce channels in the fiscal year ended March 31, 2024.
The primary market for our products is in the United States, which accounted for 85% of our net sales in the fiscal year ended March 31, 2024. The remaining 15% was attributable to international markets, primarily the UK and Canada.

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
Historically, we have improved our gross margin largely through changes in our product mix, pricing, and cost reductions in our supply chain. Other drivers of changes in gross margin, which could have a positive or negative impact, include fluctuations in foreign exchange rates, certain costs related to space expansion and retailer activity, changes in customer mix, and changes in the balance of reserves for excess and obsolete inventory, among other things.
Selling, general and administrative expenses
Our selling, general and administrative (“SG&A”) expenses primarily consist of marketing and digital expenses, personnel-related costs, including salaries, bonuses, benefits and stock-based compensation, warehousing and distribution costs, costs related to merchandising, depreciation of property and equipment, amortization of retail product displays and amortization related to intangible assets and cloud computing costs. See “Critical accounting policies and estimates — stock-based compensation” below for more detail regarding stock-based compensation.
Interest expense, net
Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 9 to the Notes to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules.”
Other income (expense), net
We are exposed to periodic currency fluctuations given our purchasing and selling activities in various countries. Other income (expense), net is primarily related to foreign exchange rate movements.
Income tax provision
The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes and certain permanent tax adjustments. Our effective tax rate will change from period to period based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax audit settlements, the interaction of various tax strategies and the impact of permanent tax adjustments, such as those related to stock-based compensation.
Net income
Our net income for future periods will be affected by the various factors described above.

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented.

	Fiscal year ended March 31,
	2024	2023	2022
Net sales	$1,023,932	$578,844	$392,155
Cost of sales	299,836	188,448	140,423
Gross profit	724,096	390,396	251,732
Selling, general and administrative expenses	574,418	322,253	221,912
Restructuring expense	—	—	50
Operating income	149,678	68,143	29,770
Other income (expense), net	1,210	(1,875)	(1,438)
Impairment of equity investment	(2,875)	—	—
Interest expense, net	(7,023)	(2,018)	(2,441)
Loss on extinguishment of debt	—	(176)	(460)
Income before provision for income taxes	140,990	64,074	25,431
Income tax provision	(13,327)	(2,544)	(3,661)
Net income	$127,663	$61,530	$21,770

	Fiscal year ended March 31,
(percentage of net sales)	2024	2023	2022
Net sales	100%	100%	100%
Cost of sales	29%	33%	36%
Gross profit	71%	67%	64%
Selling, general and administrative expenses	56%	56%	57%
Operating income	15%	12%	8%
Other income (expense), net	—%	—%	—%
Impairment of equity investment	—%	—%	—%
Interest expense, net	(1)%	—%	(1)%
Loss on extinguishment of debt	—%	—%	—%
Income before provision for income taxes	14%	11%	6%
Income tax provision	(1)%	—%	(1)%
Net income	12%	11%	6%
Comparison of the fiscal year ended March 31, 2024 to the fiscal year ended March 31, 2023
Net sales
Net sales increased $445.1 million, or 77%, to $1,023.9 million in the fiscal year ended March 31, 2024, from $578.8 million in the fiscal year ended March 31, 2023. The increase was driven by strength across our retailer and e-commerce channels. Net sales increased $353.5 million, or 69%, in our retailer channels and $91.6 million, or 132%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $320.4 million of the increase in net sales. A higher average item price and mix within retailer and e-commerce orders drove the remaining $124.7 million increase in net sales as compared to the fiscal year ended March 31, 2023.

Gross profit
Gross profit increased $333.7 million, or 85%, to $724.1 million in the fiscal year ended March 31, 2024, compared to $390.4 million in the fiscal year ended March 31, 2023. Higher unit volume drove $216.1 million of the increase in gross profit, with the remaining increase of $117.6 million driven by higher average item price and mix. Gross margin increased from 67% in the fiscal year ended March 31, 2023 to 71% in the fiscal year ended March 31, 2024. The increase in gross margin rate was primarily driven by favorable foreign exchange impacts, cost savings and mix, improved transportation costs, inventory adjustments, and international price increases, partially offset by costs related to retailer activity.
Selling, general and administrative expenses
SG&A expenses were $574.4 million in the fiscal year ended March 31, 2024, an increase of $252.2 million, or 78%, from $322.3 million in the fiscal year ended March 31, 2023. SG&A expenses as a percentage of net sales was 56% for each of the fiscal years ended March 31, 2024 and March 31, 2023. The increase on a dollar basis was primarily related to increased marketing and digital spend of $130.0 million, increased compensation and benefits expense of $32.9 million, increased operations costs of $26.4 million, increased retail fixturing and visual merchandising costs of $21.1 million, increased depreciation and amortization of $12.2 million and increased professional fees of $11.5 million.
Other income (expense), net
Other income (expense), net was $1.2 million of income in the fiscal year ended March 31, 2024, as compared to $1.9 million of expense in the fiscal year ended March 31, 2023. The year-over-year variance is primarily due to an increase in unrealized gain in the fiscal year ended March 31, 2024 attributable to favorable foreign currency rate fluctuation.
Impairment of equity investment
Impairment of equity investment was $2.9 million in the fiscal year ended March 31, 2024. See Note 3, “Investments,” in our consolidated financial statements for further details.
Interest expense, net
Interest expense increased $5.0 million, or 248%, to $7.0 million in the fiscal year ended March 31, 2024, as compared to $2.0 million in the fiscal year ended March 31, 2023. The increase was primarily due to additional borrowings for the fiscal year ended March 31, 2024 as well as higher interest costs, partially offset by increased interest earned on our cash balances. See Note 9, “Debt,” in our consolidated financial statements for further details on our debt.
Income tax provision
The provision for income taxes was $13.3 million, or an effective rate of 9% for the twelve months ended March 31, 2024, as compared to a provision of $2.5 million, or an effective rate of 4% for the twelve months ended March 31, 2023. The change in the provision was primarily driven by an increase in income before taxes of $76.9 million, partially offset by an increase in discrete tax benefits of $14.4 million, primarily related to stock-based compensation.
Comparison of the fiscal year ended March 31, 2023 to the fiscal year ended March 31, 2022
Net sales
Net sales increased $186.6 million, or 48%, to $578.8 million in the fiscal year ended March 31, 2023, from $392.2 million in the fiscal year ended March 31, 2022. The increase was driven by strength across our retailer and e-commerce channels. Net sales increased $158.0 million, or 45%, in our retailer channels and $28.6 million, or 71%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $97.7 million of the increase in net sales. A higher average item price and mix within retailer and e-commerce orders drove the remaining $88.9 million increase in net sales as compared to the fiscal year ended March 31, 2022.
Gross profit
Gross profit increased $138.7 million, or 55%, to $390.4 million in the fiscal year ended March 31, 2023, compared to $251.7 million in the fiscal year ended March 31, 2022. Higher average item price and mix accounted for approximately $75.9 million of the increase to gross profit, with the remaining $62.8 million driven by volume. Gross margin increased from 64% in the fiscal year ended March 31, 2022 to 67% in the fiscal year ended March 31, 2023. The increase in gross margin rate was primarily driven by pricing, cost savings and product mix, partially offset by inventory adjustments.

Selling, general and administrative expenses
SG&A expenses were $322.3 million in the fiscal year ended March 31, 2023, an increase of $100.4 million, or 45%, from $221.9 million in the fiscal year ended March 31, 2022. SG&A expenses as a percentage of net sales decreased to 56% for the fiscal year ended March 31, 2023 from 57% in the fiscal year ended March 31, 2022. The increase on a dollar basis was primarily related to increased marketing and digital spend of $62.8 million, increased compensation and benefits expense of $19.4 million, increased operations costs of $9.6 million, and increased retail fixturing and visual merchandising costs of $5.6 million.
Other income (expense), net
Other income (expense), net was $1.9 million of expense in the fiscal year ended March 31, 2023, as compared to $1.4 million of expense in the fiscal year ended March 31, 2022. The change was primarily related to unfavorable foreign exchange rate movements, impacting cash and receivables, driving an unrealized loss in the period.
Interest expense, net
Interest expense decreased $0.4 million, or 17%, to $2.0 million in the fiscal year ended March 31, 2023, as compared to $2.4 million in the fiscal year ended March 31, 2022. This decrease was due to increased interest earned on our cash balances and a lower average loan balance, offsetting higher interest rates.
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
Financial condition, liquidity and capital resources
Overview
As of March 31, 2024, we had $108.2 million of cash and cash equivalents. In addition, as of March 31, 2024, we had borrowing capacity of $10.5 million under the Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers, and the general seasonality of our business. As of March 31, 2024, we had working capital, excluding cash, of $69.8 million, compared to $74.6 million as of March 31, 2023. Working capital, excluding cash and debt, was $170.1 million and $80.1 million as of March 31, 2024 and March 31, 2023, respectively.
We believe that our operating cash flow, cash on hand and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of March 31, 2024 was $10.5 million. If necessary, we can borrow funds under the Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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
Cash flows

	Fiscal year ended March 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$71,154	$101,883	$19,513
Investing activities	(284,660)	(1,723)	(4,818)
Financing activities	200,945	(22,735)	(29,110)
Cash provided by operating activities
For the fiscal year ended March 31, 2024, net cash provided by operating activities was $71.2 million. This included net income, before deducting depreciation, amortization and other non-cash items of $205.5 million, partially offset by an increase in net working capital of $123.8 million and payment of acquisition-related seller expenses of $10.5 million in connection with the Acquisition. The increase in net working capital was primarily driven by a $93.9 million increase in inventory. The increase was reflective of building inventory to support net sales growth, as well as $10.0 million related to Naturium inventory, and $7.8 million related to a change in certain vendor arrangements where we now take ownership of inventory at shipment from China versus when it enters our U.S. distribution center. Additional changes in working capital include a $49.6 million increase in accounts receivable, a $55.2 million increase in prepaid and other assets, and a $6.3 million decrease in other liabilities, partially offset by an $81.2 million increase of accounts payable and accrued expenses.
For the fiscal year ended March 31, 2023, net cash provided by operating activities was $101.9 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $107.1 million and an increase in net working capital of $5.2 million. The change in net working capital was driven by a $22.4 million increase in accounts receivable, a $24.6 million increase in prepaid and other assets, and a $4.4 million decrease of other liabilities partially offset by a $43.0 million increase of accounts payable and accrued expenses, and a $3.2 million decrease in inventory.
For the fiscal year ended March 31, 2022, net cash provided by operating activities was $19.5 million. This included net income, before deducting depreciation, amortization and other non-cash items, of $66.2 million and an increase in net working capital of $46.7 million. The change in net working capital was driven by a $5.6 million increase in accounts receivable, a $27.7 million increase in inventory, a $10.6 million increase in prepaid and other assets and a $4.4 million decrease of other liabilities, partially offset by a $1.5 million increase of accounts payable and accrued expenses.
Cash used in investing activities
For the fiscal year ended March 31, 2024, net cash used in investing activities was $284.7 million. This includes $275.0 million paid for the Acquisition, net of cash acquired, capital expenditures related to fixturing, equipment and software of $8.7 million, and contributions to other investment of $1.0 million.
For the fiscal years ended March 31, 2023 and March 31, 2022, net cash used in investing activities was $1.7 million and $4.8 million, respectively, which was primarily driven by capital expenditures related to fixturing, equipment and software.
Cash provided by (used in) financing activities
For the fiscal year ended March 31, 2024, net cash provided by financing activities was $200.9 million and was primarily driven by proceeds from the Amended Term Loan Facility of $115.0 million and Amended Revolving Credit Facility of $89.5 million and cash received from the exercise of stock options of $5.6 million. This was partially offset by repayment on the Amended Term Loan Facility of $7.9 million and payment of debt issuance costs of $0.7 million associated with the Second Amendment.

For the fiscal year ended March 31, 2023, net cash used in financing activities was $22.7 million, primarily driven by prepayment on the Amended Term Loan Facility of $25.0 million and quarterly debt payments, partially offset by cash received from the exercise of stock options to purchase common stock.
For the fiscal year ended March 31, 2022, net cash used in financing activities was $29.1 million, driven by $54.5 million of repayment of the revolving line of credit and the term loan facility, offset by $25.6 million of cash received from net of proceeds from the Amended Revolving Credit Facility and the Amended Term Loan Facility.
Description of indebtedness
Amended Credit Agreement
On April 30, 2021, we amended and restated our prior credit agreement (as further amended, supplemented or modified from time to time, the “Amended Credit Agreement”) and refinanced all loans under the prior credit agreement. The Amended Credit Agreement has a five year term and consists of a revolving credit facility (the “Amended Revolving Credit Facility”) and a term loan facility (the “Amended Term Loan Facility”).
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of March 31, 2024 was $10.5 million.
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
The interest rate as of March 31, 2024 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 6.7%.
Second Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to the Amended Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we may borrow incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan will bear interest at a rate per annum equal to, at our election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ended on December 31, 2023. We used the Incremental Term Loan together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility to consummate the Acquisition and to pay related fees and expenses in connection with the Naturium acquisition and Second Amendment.
The interest rate as of March 31, 2024 for the Incremental Term Loan was approximately 6.9%.
The Amended Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of March 31, 2024, we were in compliance with all financial covenants under the Amended Credit Agreement.
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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment, retail product displays, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded on long-lived assets during the fiscal years ended March 31, 2024, March 31, 2023 or March 31, 2022.
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
We have selected October 1 as the date on which to perform our annual impairment tests. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill or indefinite-lived intangible assets has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the fiscal years ended March 31, 2024, March 31, 2023 or March 31, 2022.
Stock based compensation
We have several stock award plans, which are described in detail in Note 13 to consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules.” We account for stock based compensation under ASC 718, “Compensation-Stock Compensation.” We recognize expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.
We have no current plans to pay a regular dividend.
New accounting pronouncements
See Note 2, Summary of significant accounting policies to the Notes to consolidated financial statements in Part IV, Item 15. “Exhibits, Financial Statement Schedules” for information regarding new accounting pronouncements.
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
Interest rate risk
We had cash and cash equivalents of $108.2 million and $120.8 million as of March 31, 2024 and March 31, 2023, respectively. Our cash and cash equivalents consist of cash and money market funds, which are highly liquid and, as such, are not sensitive to interest rate risk.
We are exposed to changes in interest rates because the indebtedness incurred under the Amended Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our Amended Credit Facility; however, they do affect the amount of our interest payments. A hypothetical 1% increase or decrease of interest rates would result in a decrease or increase, respectively, in interest expense on an annualized basis of approximately $2.6 million as of March 31, 2024.
Foreign exchange risk
We are exposed to foreign exchange risk as we sell product into the UK, Europe, Canada and other smaller international markets. We also have exposure to the Chinese Renminbi as we source nearly all our products from China. We do not have an active hedging program.

Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB as compared to the US dollar, our cost of sales and net income would be adversely affected by approximately $32.0 million for the fiscal year ended March 31, 2024.

Item 8. Financial statements and supplementary data.
The following consolidated financial statements are incorporated by reference herein:
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.
None.
Item 9A. Controls and procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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
On October 4, 2023, we completed the Naturium Acquisition and are currently integrating Naturium into our operations, compliance programs and internal control processes. SEC rules and regulations allow companies to exclude acquisitions from the assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have elected to exclude the acquired operations of Naturium from our assessment of the Company’s internal control over financial reporting as of March 31, 2024. Total assets and revenues of the acquired entity that were excluded from our assessment of internal control over financial reporting constitute in aggregate of approximately 4% and 5% of the consolidated total assets and revenues, respectively, as of and for the fiscal year ended March 31, 2024. The assessment of internal control over financial reporting of the acquired business will be included in our fiscal year 2025 evaluation.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of March 31, 2024, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Section 302 and 906 Certification
The required certification of our Chief Executive Officer and Chief Financial Officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report (See Exhibits 31 and 32 under Part IV, Item 15. “Exhibits, Financial Statement Schedules”).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024, of the Company and our report dated May 23, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the acquired operations of Naturium LLC, which constitutes 4% and 5% of consolidated total assets and revenues, respectively, as of and for the fiscal year ended March 31, 2024. Accordingly, our audit did not include the internal control over financial reporting of the acquired operations of Naturium LLC.
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
/s/ Deloitte & Touche LLP
San Francisco, California
May 23, 2024
Item 9B. Other information.
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.
Not applicable.

PART III
Item 10. Directors, executive officers and corporate governance.
The information required by this Part III, Item 10 is incorporated by reference to the Definitive Proxy Statement (the "Proxy Statement") for our 2024 annual meeting of stockholders ("2024 Annual Meeting of Stockholders"), which will be filed with the SEC no later than 120 days after March 31, 2024.
Item 11. Executive compensation.
The information required by this Part III, Item 11 is incorporated by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The information required by this Part III, Item 12 is incorporated by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.
Item 13. Certain relationships and related transactions, and director independence.
The information required by this Part III, Item 13 is incorporated by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.
Item 14. Principal accountant fees and services.
The information required by this Part III, Item 14 is incorporated by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.

PART IV
Item 15. Exhibits, financial statement schedules.
(a) The following documents are filed as part of this Annual Report:
1.Consolidated financial statements:
Reference is made to the Index to Consolidated Financial Statements on page 67 hereof, which is incorporated by reference herein.
2.Financial statement schedules:
All schedules are omitted because the required information is either not present, not present in material amounts or presented within our consolidated financial statements and notes thereto beginning on page 71 hereof and are incorporated herein by reference.
3.Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

2.1	Securities Purchase Agreement by and among Naturium LLC, TCB-N Prelude Blocker Corp., The Center Brands LLC, Elaine J. Balady, TCB Prelude Holdings, LLC, e.l.f. Cosmetics, Inc., e.l.f. Beauty, Inc. and The Center Brands LLC (as Representative), dated August 28, 2023.		S-3ASR	2.1	333-274869	10/5/2023

3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

4.3	Description of Capital Stock		10-K	4.4	001-37873	5/27/2021

10.1 (a)	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.1 (b)	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.1 (c)	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.1 (d)	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.1 (e)	Amended and Restated Lease Agreement, dated June 19, 2019, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)		10-Q	10.1	001-37873	8/8/2019

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

10.2(a)	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

10.2(b)	First Amendment to Lease, dated August 24, 2020, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc.		10-Q	10.1	001-37873	2/4/2021

10.3 (a)	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.3 (b)	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/28/2017

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
			10-K	10.8(b)	001-37873	5/28/2020

10.3(d)	Third Amendment to Credit Agreement, dated as of April 8, 2020, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., W3ll People, Inc., J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	4/9/2020

10.4(a)	Amended and Restated Credit Agreement, dated April 30, 2021, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	5/4/2021

10.4(b)	FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT		10-K	10.4(b)	001-37873	5/25/2023

10.4(c)	Second Amendment to Amended and Restated Credit Agreement, dated August 28, 2023, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		10-Q	10.1	001-37873	11/2/2023

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.5 (a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.12	333-213333	8/26/2016

10.5 (b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.		10-K	10.7(b)	001-37873	3/15/2017

10.5 (c)#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.		S-1	10.13	333-213333	8/26/2016

10.6 (a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.16	333-213333	9/12/2016

10.6 (b)#	Amendment to the e.l.f. Beauty, Inc. 2016 Equity Incentive Award Plan		8-K	10.2	001-37873	7/2/2020

10.6 (c)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.17	333-213333	9/12/2016

10.6 (d)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.		S-1/A	10.27	333-213333	9/12/2016

10.6 (e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.12(d)	001-37873	3/15/2017

10.6 (f)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.12(e)	001-37873	3/15/2017

10.6 (g)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.1	001-37873	5/27/2021

10.6 (h)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.2	001-37873	5/27/2021

10.7#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

10.8#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Tarang Amin, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.16	001-37873	2/28/2019

10.9#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Scott Milsten, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.17	001-37873	2/28/2019

10.10#	Employment Agreement, dated as of February 1, 2019, between Kory Marchisotto, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	5/9/2019

10.11#	Employment Agreement, dated as of March 15, 2019, between Mandy Fields, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		8-K	10.1	001-37873	3/21/2019

10.12#	Employment Agreement, dated as of November 25, 2019, between Josh Franks, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	2/6/2020

10.13#	Employment Agreement, dated as of April 20, 2022 between Jennie Laar, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.13	001-37873	5/25/2023

10.14#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.15#	Amended and Restated Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	11/7/2019

10.16#	Cooperation Agreement, dated as of July 1, 2020, by and between e.l.f. Beauty, Inc., Marathon Partners Equity Management, LLC, Marathon Partners L.P., Marathon Focus Fund L.P., Marathon Partners LUX Fund, L.P., Cibelli Research & Management, LLC and Mario Cibelli.		8-K	10.1	001-37873	7/2/2020

10.17	List of Significant Subsidiaries of e.l.f. Beauty, Inc.	X
19.1	e.l.f. Beauty, Inc. Amended and Restated Insider Trading Compliance Program	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

97.1	Amended and Restated Compensation Recovery Policy	X

97.2	Policy for Recovery of Erroneously Awarded Compensation	X

101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

Item 16. Form 10-K Summary.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.l.f. Beauty, Inc.

May 23, 2024	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

May 23, 2024	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)

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

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2024
Tarang P. Amin

/s/ Mandy Fields	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 23, 2024
Mandy Fields

/s/ Lori A. Keith	Director	May 23, 2024
Lori A. Keith

/s/ Lauren Cooks Levitan	Director	May 23, 2024
Lauren Cooks Levitan

/s/ Kenny Mitchell	Director	May 23, 2024
Kenny Mitchell

/s/ Tiffany Daniele	Director	May 23, 2024
Tiffany Daniele

/s/ Gayle Tait	Director	May 23, 2024
Gayle Tait

/s/ Beth M. Pritchard	Director	May 23, 2024
Beth M. Pritchard

/s/ Maureen C. Watson	Director	May 23, 2024
Maureen C. Watson

/s/ Richard G. Wolford	Director	May 23, 2024
Richard G. Wolford

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Provision for Certain Customer Incentives and Allowances — Refer to Note 2 to the financial statements
Critical Audit Matter Description
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
Auditing the Company’s provision for certain customer incentives and allowances was complex and judgmental as the provision for customer incentives and allowances is determined based on significant management estimates. Changes in these estimates can have a material impact on the amounts and timing of revenue recognized. Additionally, given the subjectivity of estimating the provision for certain customer incentives and allowances, performing audit procedures to evaluate whether the provision for certain customer incentives and allowances is appropriately recorded required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s provision for certain customer incentives and allowances included the following, among others:
•We obtained an understanding, evaluated the design and implementation, and tested the operating effectiveness of controls over the Company’s provision for customer incentives and allowances, including controls over management’s review of the significant assumptions, such as the historical rate of customer deductions and management’s review of the completeness and accuracy of the data used.
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
•We evaluated management’s methodologies and tested the significant assumptions of customer-specific expectations and historic rates of realization, which were used by the Company to calculate the provision for customer incentives and allowances and verified they were consistent with the terms of underlying customer agreements, historical data patterns, and estimated future trends.
Acquisition – Assumptions related to the valuation of certain acquired intangible assets — Refer to Note 2 and Note 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Naturium LLC (“Naturium”) on October 4, 2023. The Company accounted for the transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets. Intangible assets acquired primarily related to trademarks and a key customer relationship. Management estimated the fair value of the intangible assets using valuation techniques which includes the use of a discounted cash flow model and the relief from royalty method. The fair value determination of the intangible assets required management to make significant estimates and assumptions, including future expected revenue, royalty rates, as well as discount rates.
We identified the fair value of acquired intangible assets from the Naturium acquisition as a critical audit matter because of the significant business assumptions and estimates used in the valuation of acquired entity intangible assets that possess higher degrees of complexity and sensitivity to the valuation. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The significant assumptions and estimates used to estimate the fair value of Naturium’s intangible assets relate primarily to the forecasted revenue growth rate, royalty rate and the discount rate applied to those future cash flows.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the acquired intangible assets, specifically as they relate to significant assumptions and estimates including forecasted revenue growth rate, royalty rate, and discount rate included the following, among others:

•We tested the design and implementation and tested the operating effectiveness of internal controls over the valuation and accounting for the acquired intangible assets, including management’s controls related to the forecasted revenue growth rate, royalty rate, and other assumptions used in the valuation models.
•We assessed the reasonableness of management’s forecast of future revenues by comparing the projected growth rates to historical company data, and industry projections.
•We evaluated whether the estimated future revenues were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate applied to future cash flows, and (3) royalty rate by:
◦Assessing the reasonableness of valuation methodology utilized for the different valuation models.
◦Testing the source information underlying the determination of the discount rate and royalty rate and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.

/s/ Deloitte & Touche LLP
San Francisco, California
May 23, 2024
We have served as the Company’s auditor since 2014.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated balance sheets
(in thousands, except share and per share data)

	March 31, 2024	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$108,183	$120,778
Accounts receivable, net	123,797	67,928
Inventory, net	191,489	81,323
Prepaid expenses and other current assets	53,608	33,296
Total current assets	477,077	303,325
Property and equipment, net	13,974	7,874
Intangible assets, net	225,094	78,041
Goodwill	340,600	171,620
Other assets	72,502	34,741
Total assets	$1,129,247	$595,601

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$100,307	$5,575
Accounts payable	81,075	31,427
Accrued expenses and other current liabilities	117,733	70,974
Total current liabilities	299,115	107,976
Long-term debt and finance lease obligations	161,819	60,881
Deferred tax liabilities	3,666	3,742
Long-term operating lease obligations	21,459	11,201
Other long-term liabilities	616	784
Total liabilities	486,675	184,584

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of March 31, 2024 and March 31, 2023; 55,583,660 and 53,770,482 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	555	535
Additional paid-in capital	936,403	832,481
Accumulated other comprehensive loss	(50)	—
Accumulated deficit	(294,336)	(421,999)
Total stockholders’ equity	642,572	411,017
Total liabilities and stockholders’ equity	$1,129,247	$595,601
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of operations
(in thousands, except share and per share data)

	Fiscal year ended March 31,
	2024	2023	2022
Net sales	$1,023,932	$578,844	$392,155
Cost of sales	299,836	188,448	140,423
Gross profit	724,096	390,396	251,732
Selling, general and administrative expenses	574,418	322,253	221,912
Restructuring expense	—	—	50
Operating income	149,678	68,143	29,770
Other income (expense), net	1,210	(1,875)	(1,438)
Impairment of equity investment	(2,875)	—	—
Interest expense, net	(7,023)	(2,018)	(2,441)
Loss on extinguishment of debt	—	(176)	(460)
Income before provision for income taxes	140,990	64,074	25,431
Income tax provision	(13,327)	(2,544)	(3,661)
Net income	$127,663	$61,530	$21,770
Net income per share:
Basic	$2.33	$1.17	$0.43
Diluted	$2.21	$1.11	$0.41
Weighted average shares outstanding:
Basic	54,747,930	52,474,811	50,940,808
Diluted	57,788,454	55,337,554	53,654,303
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of comprehensive income
(in thousands)

	Fiscal year ended March 31,
	2024	2023	2022
Net income	$127,663	$61,530	$21,770
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(50)	—	—
Other comprehensive loss, net of tax	(50)	—	—
Comprehensive income	$127,613	$61,530	$21,770
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of stockholders’ equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of March 31, 2021	50,400,510	$504	$774,441	$—	$(505,299)	$269,646
Net income	—	—	—	—	21,770	21,770
Stock based compensation	—	—	19,336	—	—	19,336
Exercise of stock options and vesting of restricted stock	1,123,797	11	1,666	—	—	1,677
Balance as of March 31, 2022	51,524,307	515	795,443	—	(483,529)	312,429
Net income	—	—	—	—	61,530	61,530
Stock based compensation	—	—	29,005	—	—	29,005
Exercise of stock options and vesting of restricted stock	2,047,270	20	8,033	—	—	8,053
Balance as of March 31, 2023	53,571,577	535	832,481	—	(421,999)	411,017
Net income	—	—	—	—	127,663	127,663
Stock based compensation	—	—	40,609	—	—	40,609
Exercise of stock options and vesting of restricted stock	1,359,300	14	5,547	—	—	5,561
Issuance of common stock as consideration for Acquisition	577,659	6	57,766	—	—	57,772
Foreign currency translation adjustment	—	—	—	(50)	—	(50)
Balance as of March 31, 2024	55,508,536	$555	$936,403	$(50)	$(294,336)	$642,572
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of cash flows
(in thousands)

	Fiscal year ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$127,663	$61,530	$21,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,913	22,164	27,083
Restructuring expense	—	—	50
Stock based compensation expense	40,625	29,117	19,646
Amortization of debt issuance costs and discount on debt	430	346	394
Deferred income taxes	(3,276)	(6,401)	(3,701)
Impairment of equity investment	2,875	—	—
Acquisition-related seller expenses	(10,549)	—	—
Loss on extinguishment of debt	—	176	460
Other, net	1,227	179	496
Changes in operating assets and liabilities:
Accounts receivable	(49,598)	(22,432)	(5,597)
Inventory	(93,930)	3,174	(27,655)
Prepaid expenses and other assets	(55,182)	(24,553)	(10,555)
Accounts payable and accrued expenses	81,215	42,995	1,498
Other liabilities	(6,259)	(4,412)	(4,376)
Net cash provided by operating activities	71,154	101,883	19,513

Cash flows from investing activities:
Acquisition, net of cash acquired	(274,973)	—	—
Purchase of property and equipment	(8,659)	(1,723)	(4,818)
Investment contributions	(1,028)	—	—
Net cash used in investing activities	(284,660)	(1,723)	(4,818)

Cash flows from financing activities:
Proceeds from revolving line of credit	89,500	—	26,480
Repayment of revolving line of credit	—	—	(26,480)
Proceeds from long-term debt	115,000	—	25,581
Repayment of long-term debt	(7,875)	(30,000)	(54,525)
Debt issuance costs paid	(665)	—	(1,064)
Cash received from issuance of common stock	5,561	8,053	1,677
Other, net	(576)	(788)	(779)
Net cash provided by (used in) financing activities	200,945	(22,735)	(29,110)

Effect of exchange rate changes on cash and cash equivalents	(34)	—	—

Net (decrease) increase in cash and cash equivalents	(12,595)	77,425	(14,415)
Cash and cash equivalents - beginning of period	120,778	43,353	57,768
Cash and cash equivalents - end of period	$108,183	$120,778	$43,353

	Fiscal year ended March 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,265	$3,546	$1,762
Cash paid for income taxes, net of refunds	12,396	13,369	7,573
Cash paid for interest on finance leases	6	32	63
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock as consideration for acquisition	$57,772	$—	$—
Property and equipment purchases included in accounts payable and accrued expenses	1,632	335	390
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1—Nature of operations
e.l.f. Beauty, Inc., a Delaware corporation (“e.l.f. Beauty” and together with its subsidiaries, the “Company”), is a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty free cosmetics and skin care products. The Company's mission is to make the best of beauty accessible to every eye, lip, face and skin concern.
e.l.f. Beauty believes its ability to deliver cruelty free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates it in the beauty industry. e.l.f. Beauty believes the combination of its value proposition, innovation engine, ability to attract and engage consumers, and its world-class team’s ability to execute with speed, has positioned the Company well to navigate the competitive beauty market.
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
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. The Company recorded an allowance for doubtful accounts of $1.2 million and $0.1 million as of March 31, 2024 and March 31, 2023, respectively. The Company recorded a reserve for sales adjustments of $38.7 million and $23.5 million as of March 31, 2024 and March 31, 2023, respectively, which is also presented as a reduction to accounts receivable. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.

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
During the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, the following customers individually accounted for greater than 10% of the Company’s net sales as disclosed below:

	Fiscal year ended March 31,
	2024	2023	2022
Target	25%	25%	23%
Walmart	17%	20%	26%
Ulta Beauty	16%	15%	12%
Customers that individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods as of March 31, 2024 and March 31, 2023, respectively, are as presented:

	March 31, 2024	March 31, 2023
Target	28%	32%
Walmart	20%	26%
Ulta Beauty	12%	*
* Customer comprised less than 10% of accounts receivable at the end of the period indicated.
Inventory
Inventory, consisting principally of finished goods, is stated at the lower of cost and net realizable value. Cost is principally determined by the first-in, first-out method. The Company also records a reserve for excess and obsolete inventory, which represents the excess of the cost of the inventory over its estimated market value. This reserve is based upon an assessment of historical trends, current market conditions and forecasted product demand. The Company recorded an adjustment for excess and obsolete inventory, which is presented as a reduction to inventory of $10.6 million and $6.6 million as of March 31, 2024 and March 31, 2023, respectively.
Property and equipment and other assets
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Repairs and maintenance expenditures are expensed as incurred.
Useful lives by major asset class are as follows:

Estimated useful lives
Machinery, equipment and software	2 - 5 years
Leasehold improvements	up to 5 years
Furniture and fixtures	3 - 5 years
Store fixtures	1 - 3 years
As of March 31, 2024 and March 31, 2023, included in other assets are retail product displays, net, of $41.1 million and $15.7 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
displays was $11.4 million, $5.2 million and $5.9 million for the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, respectively.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company’s long-lived assets are grouped on an entity-wide basis. This is due, in part, to the integrated nature of the Company’s various distribution channels and the extent of shared costs across those channels. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. There were no impairment charges recorded on long-lived assets during the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, respectively.
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
Indefinite-lived intangible assets are not amortized but rather are tested for impairment annually and impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. The Company evaluates its indefinite-lived intangible asset to determine whether current events and circumstances continue to support an indefinite useful life. Amortization of intangible assets with finite useful lives is computed on a straight-line basis over periods of 3 years to 15 years. The determination of the estimated period of benefit is dependent upon the use and underlying characteristics of the intangible asset. The Company evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value of an intangible asset is not recoverable, impairment loss is measured as the amount by which the carrying value exceeds its estimated fair value. There were no impairment charges recorded on goodwill or indefinite-lived intangible assets during the fiscal years ended March 31, 2024, March 31, 2023 or March 31, 2022.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these items. The carrying amounts of bank debt approximate their fair values as the stated interest rates approximate market rates currently available to the Company for loans with similar terms. See Note 8 Fair value of financial instruments to consolidated financial statements in Part IV, Item 15.“Exhibits, financial statement schedules.”
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
During the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, net sales in the United States and International were as follows (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
United States	$868,076	$506,759	$347,484
International	155,856	72,085	44,671
Total net sales	$1,023,932	$578,844	$392,155
As of March 31, 2024 and March 31, 2023, the Company had property and equipment in the United States and International as follows (in thousands):

	March 31, 2024	March 31, 2023
United States	$10,936	$7,606
International	3,038	268
Total property and equipment, net	$13,974	$7,874
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
For the Company’s retail customer transactions, a contract exists when a written purchase order is received. For the Company’s direct-to-consumer transactions, a contract exists when an order is placed online. Control transfers at the time of shipment or the time of delivery, depending upon the specific terms of the customer arrangement. Nearly all of the Company’s transactions with its customers and consumers include a single performance obligation delivered at a point in time.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
As of March 31, 2024, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
A reconciliation of the beginning and ending amounts of the reserve for sales adjustments for the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022 is as follows (in thousands):

Balance as of March 31, 2021	$11,913
Charges	48,862
Deductions	(44,465)
Balance as of March 31, 2022	16,310
Charges	66,302
Deductions	(59,092)
Balance as of March 31, 2023	23,520
Charges	122,228
Deductions	(107,088)
Balance as of March 31, 2024	$38,660
In the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, the Company recorded $3.4 million, $1.6 million and $0.7 million, respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $57.1 million, $36.9 million and $28.0 million, in the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Foreign currency
The functional currency of most of the Company’s foreign subsidiaries as of March 31, 2024 is the US dollar. During the current reporting period, the Company reassessed its functional currency and determined that the functional currency for one of its foreign subsidiaries changed from the US dollar to GBP. The change in functional currency is accounted for prospectively from October 1, 2023. Prior to the change, the functional currency of all of the Company’s foreign subsidiaries is the US dollar. Transactions denominated in currencies other than the functional currency are recorded at exchange rates in effect on the date of the transaction. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations.
The financial statements of the non-US dollar functional currency subsidiary are translated into US dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
Stock based compensation
The Company has several stock award plans, which are described in detail in Note 13. The Company accounts for stock based compensation under ASC 718, “Compensation-Stock Compensation.” The Company recognizes expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.
Advertising costs
Advertising costs are expensed as incurred or distributed. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and amounted to approximately $209.2 million, $96.7 million and $41.0 million in the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, respectively.
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
Note 3—Investments
The Company has certain investments included in other assets on its consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company recorded an impairment charge on one of its investments of $2.9 million as a separate line under other expense, net during the fiscal year ended March 31, 2024, as an identified event or change in circumstances resulted in an indicator of impairment. The Company did not record an impairment charge on its investment during the fiscal years ended March 31, 2023 and March 31, 2022, respectively, as any identified events or changes in circumstances did not result in an indicator of impairment during those periods. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 4 —Acquisition
On October 4, 2023, the Company, through its wholly owned subsidiary, e.l.f. Cosmetics, Inc., completed its acquisition of Naturium LLC (“Naturium”) (including the indirect acquisition of equity interests in Naturium through the purchase of TCB-N Prelude Blocker Corp., a holding company) (the “Acquisition”), which furthered the Company’s mission to make the best of beauty accessible to every eye, lip, face and skin concern. Naturium is a skin care company that provides clinically effective products at an affordable price. The Company directly and indirectly acquired all rights, title and interest in and to the outstanding equity securities of Naturium for a purchase price of $333.0 million in a combination of cash and Company stock.
The following table summarizes the fair market value of the consideration transferred and how the Company calculates the goodwill resulting from the acquisition (in thousands):

Cash consideration		$275,266
Equity consideration (common stock issued)(1)		57,772
Total consideration transferred		333,038
Less: Net assets acquired
Net assets acquired, excluding liability assumed for acquisition-related seller expenses	$174,608
Liability assumed for acquisition-related seller expenses(2)	(10,549)
Net assets acquired		(164,059)
Goodwill		$168,979
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
The Company incurred and expensed acquisition transaction costs of $3.4 million during the fiscal year ended March 31, 2024, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations.
The Acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocation, deferred tax calculations and residual goodwill are preliminary and pending finalization. Naturium’s results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The following table presents the preliminary purchase price allocation recorded in the Company's condensed consolidated balance sheet on the acquisition date (in thousands):

Cash	$293
Accounts receivable	7,388
Inventory	16,236
Prepaid expenses and other current assets	1,899
Property and equipment	—
Goodwill(1)	168,979
Intangible assets	162,100
Total assets acquired	356,895
Accounts payable	(15,897)
Accrued expenses and other current liabilities	(6,025)
Net deferred tax liability	(1,935)
Total liabilities assumed	(23,857)
Total purchase price	$333,038
(1) The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill recognized in this transaction is primarily attributable to the Company’s expectation that Naturium can continue to expand distribution and deliver new skin care products. A substantial amount of the goodwill is expected to be deductible for tax purposes.
The Company made certain measurement period adjustments in the fourth quarter of fiscal 2024 resulting in an increase to goodwill of $0.4 million. None of the adjustments were individually material. There was no income statement impact on comparable prior periods presented as a result of these adjustments.
Intangible assets
The estimated fair values (all considered level 3 measurements) of the identifiable intangible assets acquired, their estimated useful lives and fair value methodology are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)	Fair Value Methodology
Customer relationships – retailers	$20,000	10	Excess earnings method
Customer relationships – e-commerce	17,600	3	Excess earnings method and with and without method
Trademarks	124,500	15	Relief from Royalty method
Total identified intangible assets	$162,100
Certain financial information (unaudited)
The amounts of Naturium’s net sales included in the Company's condensed consolidated financial statements from the date of acquisition and the net sales of the combined companies on an unaudited pro forma basis, had the acquisition date been April 1, 2022, are as follows (in thousands):

Amount
Actual Naturium net sales from October 4, 2023 to March 31, 2024	$53,421
Supplemental pro forma combined net sales for the fiscal year ended March 31, 2024	1,065,726
Supplemental pro forma combined net sales for the fiscal year ended March 31, 2023	628,751

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The unaudited pro forma financial information shown in the table above are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place at April 1, 2022 (the beginning of the comparable prior annual reporting period).
The pro forma earnings of the combined companies are not presented as the effects of the Acquisition in earnings are not material in relation to the overall consolidated financial statements.
Note 5—Goodwill and other intangible assets
Information regarding the Company’s goodwill and intangible assets as of March 31, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(73,393)	$24,207
Customer relationships – e-commerce	3 years	21,540	(6,874)	14,666
Trademarks	10 to 15 years	128,000	(5,579)	122,421
Total finite-lived intangibles		247,140	(85,846)	161,294
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,600	—	340,600
Total goodwill and other intangibles		$651,540	$(85,846)	$565,694
Information regarding the Company’s goodwill and intangible assets as of March 31, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(65,780)	$11,820
Customer relationships – e-commerce	3 years	3,940	(3,940)	—
Trademarks	10 years	3,500	(1,079)	2,421
Total finite-lived intangibles		85,040	(70,799)	14,241
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(70,799)	$249,661
The Company has not recognized any impairment charges on its goodwill or intangible assets. Amortization expense on finite-lived intangible assets was $15.0 million for the fiscal year ended March 31, 2024, and $8.1 million for each of the fiscal years ended March 31, 2023 and March 31, 2022.
The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of March 31, 2024, is as follows (in thousands):

Year ending March 31,
2025	$17,397
2026	17,397
2027	14,463
2028	11,530
2029	11,530
Thereafter	88,977
Total	$161,294

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 6—Property and equipment
Property and equipment as of March 31, 2024 and March 31, 2023 consists of the following (in thousands):

	March 31, 2024	March 31, 2023
Machinery, equipment and software	$20,222	$15,148
Leasehold improvements	6,982	4,677
Furniture and fixtures	1,542	1,263
Store fixtures	10,157	10,782
Property and equipment, gross	38,903	31,870
Less: Accumulated depreciation and amortization	(24,929)	(23,996)
Property and equipment, net	$13,974	$7,874
Depreciation and amortization expense on property and equipment was $3.5 million, $4.3 million and $7.9 million during the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, respectively.
Note 7—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of March 31, 2024 and March 31, 2023 consists of the following (in thousands):

	March 31, 2024	March 31, 2023
Accrued expenses	$37,782	$22,726
Accrued inventory	16,478	1,330
Accrued marketing	29,282	23,761
Current portion of operating lease liabilities	7,016	4,510
Accrued compensation	17,423	13,098
Taxes payable	5,814	2,851
Other current liabilities	3,938	2,698
Accrued expenses and other current liabilities	$117,733	$70,974
Note 8—Fair value of financial instruments
The fair value of financial instruments are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3—Inputs that are unobservable (for example, cash flow modeling inputs based on management’s assumptions)
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2024 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$262,932	$—	$262,932	$—
Total financial liabilities	$262,932	$—	$262,932	$—
__________________________
(1) Of this amount, $100.3 million is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
similar terms.
The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2023 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$66,883	$—	$66,883	$—
Total financial liabilities	$66,883	$—	$66,883	$—
__________________________
(1) Of this amount, $5.6 million is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 or Level 2 for any of the periods presented.
Note 9—Debt
The Company’s outstanding debt as of March 31, 2024 and March 31, 2023 consists of the following (in thousands):

	March 31, 2024	March 31, 2023
Debt:
Revolving line of credit(1)	$89,500	$—
Term loan(1)	$173,375	$66,250
Finance lease obligations	57	633
Total debt	262,932	66,883
Less: debt issuance costs	(806)	(427)
Total debt, net of issuance costs	262,126	66,456
Less: current portion	(100,307)	(5,575)
Long-term portion of debt	$161,819	$60,881
(1) See further discussion below. As of March 31, 2024, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on the Company’s consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of March 31, 2024 was $10.5 million.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Prior to the Second Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bore interest, at the borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States US dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio (the “Applicable Margin”) or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. On March 29, 2023, the Company amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR, subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%.
The interest rate as of March 31, 2024 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 6.7%.
In accordance with ASC 470, Debt, the amendment to the Company’s prior credit agreement was accounted for as both a debt modification and partial debt extinguishment, which resulted in the recognition of a loss on extinguishment of debt of $0.5 million for the fiscal year ended March 31, 2022. The Company incurred and capitalized $1.1 million of new debt issuance costs related to the amendment.
In the fiscal year ended March 31, 2023, the Company recognized a loss on extinguishment of debt of approximately $0.2 million, primarily related to the partial prepayment of term loan borrowings in the amount of $25.0 million.
Second Amended Credit Agreement
On August 28, 2023, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company may borrow incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ended on December 31, 2023. The Company used the Incremental Term Loan together with cash from its balance sheet and additional borrowings under its Amended Revolving Credit Facility to consummate the Acquisition (as defined in Note 4 hereto) and to pay related fees and expenses in connection with the Acquisition and Second Amendment.
The interest rate as of March 31, 2024 for the Incremental Term Loan was approximately 6.9%.
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
Aggregate future minimum principal payments are as follows (in thousands):

Year ending March 31,	Term Loan
2025	$100,250
2026	10,750
2027	151,875
Total	$262,875

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Interest expense, net
The components of interest expense, net are as follows (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
Interest on term loan debt	$8,294	$3,450	$1,708
Amortization of debt issuance costs	430	346	331
Interest on revolving line of credit	3,106	163	342
Interest on finance leases	10	31	63
Interest income	(4,817)	(1,972)	(3)
Interest expense, net	$7,023	$2,018	$2,441
Note 10—Commitments and contingencies
Legal Contingencies
From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any matters that management expects will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 11—Income taxes
The components of income (loss) before the provision for income taxes are as follows (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
Domestic	$142,507	$64,850	$26,286
Foreign	(1,517)	(776)	(855)
Total	$140,990	$64,074	$25,431
The components of the benefit (provision) for income taxes are as follows (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
Current:
US federal	$(12,505)	$(7,065)	$(5,637)
State	(4,078)	(1,854)	(1,715)
Foreign	(20)	(26)	(10)
Total current	(16,603)	(8,945)	(7,362)
Deferred:
US federal	2,130	5,035	3,146
State	746	816	738
Foreign	400	550	(183)
Total deferred	3,276	6,401	3,701
Total (provision) benefit for income taxes	$(13,327)	$(2,544)	$(3,661)

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Fiscal year ended March 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	1.8%	1.0%	2.6%
State tax deferred rate change, net of federal benefit	—%	—%	(0.1)%
Nondeductible business expenses	0.4%	0.6%	0.4%
Nondeductible employee compensation	4.3%	2.5%	1.1%
Provision-to-return adjustment	(0.2)%	(0.1)%	(0.3)%
Uncertain tax positions	—%	—%	0.1%
Stock based compensation	(18.4)%	(20.3)%	(12.0)%
Change in valuation allowance	0.4%	(0.6)%	1.5%
Others	0.2%	(0.1)%	0.1%
Effective tax rate	9.5%	4.0%	14.4%
The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	March 31, 2024	March 31, 2023
Deferred tax assets:
Compensation	$222	$354
Inventory and receivables	13,465	9,976
Accrued expenses	3,782	2,734
Stock compensation	7,349	8,247
Net operating losses	1,188	571
Right of use liability	5,026	3,782
Capitalized research and development	2,051	858
Other	1,792	774
Gross deferred tax assets	34,875	27,296
Valuation allowance	(744)	—
Net deferred tax assets	34,131	27,296
Deferred tax liabilities:
Goodwill	3,546	5,180
Fixed assets and internally developed software	5,746	2,451
Intangible assets	21,326	19,107
Right of use asset	4,801	3,359
Other	557	378
Deferred tax liabilities	35,976	30,475
Net deferred tax liabilities	$1,845	$3,179

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The deferred tax assets and liabilities are reported in the accompanying balance sheets as follows (in thousands):

	March 31, 2024	March 31, 2023
Deferred tax assets	$1,821	$563
Deferred tax liabilities	3,666	3,742
Net deferred tax liabilities	$1,845	$3,179
The valuation allowance was $0.7 million and zero as of March 31, 2024 and March 31, 2023, respectively, primarily relating to an investment impairment for which we do not believe a tax benefit is more likely than not to be realized.
As of March 31, 2024, the Company had gross federal, state and foreign net operating loss carryforwards of zero, $0.9 million and $4.6 million, respectively. The state net operating loss carryforwards can either be carried forward 20 years or indefinitely. The state net operating loss carryforwards will begin to expire in 2038. The foreign net operating loss carryforwards can either be carried forward 5 years or indefinitely and will begin to expire in 2027.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
Balance at beginning of year	$442	$466	$458
Increases for prior year tax positions	—	—	—
Increases for current year tax positions	108	92	75
Decreases for prior year tax positions	(19)	(10)	(6)
Decreases due to settlements	—	—	(61)
Decreases due to statutes lapsing	(98)	(106)	—
Balance at end of year	$433	$442	$466
If all of the Company’s unrecognized tax benefits as of March 31, 2024, March 31, 2023 and March 31, 2022 were recognized, $0.4 million, $0.4 million and $0.5 million, respectively, of unrecognized tax benefits, would impact the effective tax rate. The Company believes it is reasonably possible that $40 thousand of unrecognized tax benefits may reverse in the next twelve months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company's liability for unrecognized tax benefits is recorded within other long-term liabilities on the consolidated balance sheet. The Company had $0.2 million and $0.2 million of accrued gross interest and penalties as of March 31, 2024 and March 31, 2023, respectively. The Company recognized net interest and penalties (benefit)/expense of $(21) thousand, $34 thousand and $27 thousand for the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, respectively.
The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2024, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax fiscal year ended March 31, 2020.
The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company is continuing to evaluate and monitor but does not expect for Pillar 2 to have a material impact on the effective tax rate or the consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 12—Preferred stock
The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of March 31, 2024 or March 31, 2023.
Note 13—Stock based compensation
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
During the fiscal year ended March 31, 2024, no stock options were issued. As of March 31, 2024, a total of 17,697,556 shares have been authorized for issuance under the 2016 Plan, and 8,618,008 remain available for grant. As of March 31, 2024, there were 64,525 options and awards outstanding under the 2014 Plan that, if forfeited, would increase the number of shares authorized for grant under the 2016 Plan.
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2021	1,640,981	14.86
Exercised	(93,282)	11.19
Canceled or forfeited	(4,200)	26.63
Balance as of March 31, 2022	1,543,499	15.05	5.1	$16,686
Exercised	(519,009)	12.82
Balance as of March 31, 2023	1,024,490	$16.17	4.1	$67,796
Exercised	(347,590)	14.47
Canceled or forfeited	(2,900)	26.84
Balance as of March 31, 2024	674,000	$17.01	3.3	$120,660

Exercisable, March 31, 2024	650,000	$17.07	3.2	$116,326
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $196.03, as reported on the New York Stock Exchange on March 28, 2024.
Additional information relating to service-based options is as follows (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
Stock based compensation expense	$147	$344	$924
Intrinsic value of options exercised	45,542	18,015	1,695
As of March 31, 2024, there was $0.1 million of total unrecognized compensation cost related to service-based stock options, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
No service-based stock options were granted during the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2021	1,108,592	8.72
Exercised	(104,265)	2.24
Balance as of March 31, 2022	1,004,327	9.40	3.0	$16,809
Exercised	(460,787)	2.73
Canceled or forfeited	(25,800)	26.84
Balance as of March 31, 2023	517,740	14.46	2.4	$35,151
Exercised	(256,440)	1.84
Balance as of March 31, 2024	261,300	26.84	2.9	$44,209

Exercisable, March 31, 2024	261,300	26.84	2.9	$44,209
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $196.03, as reported on the New York Stock Exchange on March 28, 2024.
As of March 31, 2024, there was no further unrecognized compensation cost related to performance-based and market-based vesting stock options.
Additional information relating to options that vest based upon the satisfaction of performance or market conditions is as follows (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
Intrinsic value of options exercised	$27,718	$23,860	$2,921
Restricted stock awards and restricted stock units
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), including performance-based RSUs, as follows:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2021	2,289,615	14.67
Granted	1,103,890	27.62
Vested	(926,250)	14.50
Canceled or forfeited	(191,513)	16.67
Balance as of March 31, 2022	2,275,742	20.85
Granted	1,180,167	28.59
Vested	(1,066,516)	18.88
Canceled or forfeited	(260,620)	22.24
Balance as of March 31, 2023	2,128,773	25.94
Granted	526,280	111.41
Vested	(649,592)	24.57
Canceled or forfeited	(62,594)	51.75
Balance as of March 31, 2024	1,942,867	48.67

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The Company has historically granted both service based and performance-based RSUs to its executive officers. Service based RSUs vest over time based on continued employment of the participant. The performance-based RSUs vest based upon the achievement of certain performance goals and continued employment of the participant through the determination date of the achievement of the respective performance goals. Service based RSU awards are also granted annually to every Company employee, and vest over time based on continued employment of the participant.
As of March 31, 2024, there were 75,124 unvested shares subject to RSAs outstanding. Additional information relating to RSAs and RSUs (including performance-based RSUs), is as follows (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
Stock based compensation expense:
Cost of sales	$16	$112	$311
Selling, general and administrative expense	40,462	28,661	18,411
Total	$40,478	$28,773	$18,722

Intrinsic value of restricted stock released	$73,124	$47,713	$25,621
As of March 31, 2024, there was $78.1 million of total unrecognized compensation cost related to unvested RSAs and RSUs (including performance-based RSUs), which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.
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
The Company did not repurchase any shares during the three and twelve months ended March 31, 2024. A total of $17.1 million remains available for purchase under the Share Repurchase Program as of March 31, 2024.
Note 15—Employee benefit plan
The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company made matching contributions of $0.7 million, $0.5 million and $0.4 million to the 401(k) Plan during the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 16—Net income per share
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations (in thousands, except share and per share data):

	Fiscal year ended March 31,
	2024	2023	2022
Numerator:
Net income	$127,663	$61,530	$21,770

Denominator:
Weighted average common shares outstanding — basic	54,747,930	52,474,811	50,940,808
Dilutive common equivalent shares from equity awards	3,040,524	2,862,743	2,713,495
Weighted average common shares outstanding —diluted	57,788,454	55,337,554	53,654,303

Net income per share:
Basic	$2.33	$1.17	$0.43
Diluted	$2.21	$1.11	$0.41

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	44,772	194,289	20,314
Note 17—Leases
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Supplemental balance sheet information related to leases as of March 31, 2024 and March 31, 2023 is as follows (in thousands):

	Classification	March 31, 2024	March 31, 2023
Assets
Operating lease assets	Other assets	$27,415	$14,071
Finance lease assets (a)	Other assets	—	245
Total leased assets		$27,415	$14,316
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$7,016	$4,510
Finance	Current portion of long-term debt and finance lease obligations	57	575
Noncurrent
Operating	Long-term operating lease obligations	21,459	11,201
Finance	Long-term debt and finance lease obligations	—	58
Total lease liabilities		$28,532	$16,344
___________________
(a) Finance leases are recorded net of accumulated amortization of $1.5 million and $3.4 million as of March 31, 2024 and March 31, 2023, respectively.
For the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, the components of operating and finance lease costs were as follows (in thousands):

		Fiscal year ended March 31,
	Classification	2024	2023	2022
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$7,341	$4,638	$4,686
Finance lease cost
Amortization of leased assets	SG&A expenses	210	420	436
Interest on lease liabilities	Interest expense, net	10	31	63
Total lease cost		$7,561	$5,089	$5,185
As of March 31, 2024, the aggregate future minimum lease payments under non-cancellable leases are as follows (in thousands):

Year ending March 31,	Operating leases	Finance leases	Total
2025	$8,332	$57	$8,389
2026	8,898	—	8,898
2027	5,537	—	5,537
2028	2,419	—	2,419
2029	1,956	—	1,956
Thereafter	5,417	—	5,417
Total lease payments	32,559	57	32,616
Less: Interest	4,084	—	4,084
Present value of lease liabilities	$28,475	$57	$28,532

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
As of March 31, 2024 and March 31, 2023, the weighted average remaining lease term (in years) and discount rate were as follows:

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term
Operating leases	4.8 years	4.6 years
Finance leases	0.2 years	0.9 years
Weighted-average discount rate
Operating leases	5.1%	2.6%
Finance leases	1.6%	2.6%
Operating cash outflows from operating leases for the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022 were $6.0 million, $4.9 million and $5.1 million, respectively.
Note 18—Quarterly financial summary (unaudited)
Unaudited quarterly results for the last three years were as follows (in thousands, except per share data):

2024	Q1	Q2	Q3	Q4
Net sales	$216,339	$215,507	$270,943	$321,143
Gross profit	152,572	152,365	191,957	227,202
Net income	52,977	33,271	26,888	14,527
Net income per share:
Basic	0.98	0.61	0.49	$0.26
Diluted	$0.93	$0.58	$0.46	$0.25

2023	Q1	Q2	Q3	Q4
Net sales	$122,601	$122,349	$146,537	187,357
Gross profit	82,985	79,560	98,725	129,126
Net income	14,469	11,710	19,105	16,246
Net income per share:
Basic	0.28	0.22	0.36	$0.31
Diluted	$0.27	$0.21	$0.34	$0.29

2022	Q1	Q2	Q3	Q4
Net sales	$97,047	$91,855	$98,118	$105,135
Gross profit	61,906	57,985	64,341	67,500
Net income	8,276	5,724	6,214	1,556
Net income per share:
Basic	0.16	0.11	0.12	0.03
Diluted	$0.15	$0.11	$0.12	$0.03