Form 10-Q
period 2024-06-30
e.l.f. Beauty, Inc.
filed 2024-08-09
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2024 was 56,388,228 shares.

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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2024	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$109,034	$108,183	$142,549
Accounts receivable, net	155,701	123,797	90,531
Inventory, net	199,563	191,489	98,053
Prepaid expenses and other current assets	66,162	53,608	39,276
Total current assets	530,460	477,077	370,409
Property and equipment, net	14,040	13,974	7,581
Intangible assets, net	220,745	225,094	76,013
Goodwill	340,600	340,600	171,620
Other assets	98,987	72,502	32,258
Total assets	$1,204,832	$1,129,247	$657,881

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$102,938	$100,307	$5,431
Accounts payable	79,989	81,075	53,237
Accrued expenses and other current liabilities	116,878	117,733	51,037
Total current liabilities	299,805	299,115	109,705
Long-term debt and finance lease obligations	159,234	161,819	59,612
Deferred tax liabilities	7,910	3,666	5,855
Long-term operating lease obligations	33,637	21,459	10,137
Other long-term liabilities	656	616	870
Total liabilities	501,242	486,675	186,179

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of June 30, 2024, March 31, 2024 and June 30, 2023; 56,387,461, 55,583,660 and 54,417,579 shares issued and outstanding as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively	563	555	543
Additional paid-in capital	949,817	936,403	840,181
Accumulated other comprehensive loss	(9)	(50)	—
Accumulated deficit	(246,781)	(294,336)	(369,022)
Total stockholders' equity	703,590	642,572	471,702
Total liabilities and stockholders' equity	$1,204,832	$1,129,247	$657,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,
	2024	2023
Net sales	$324,477	$216,339
Cost of sales	93,194	63,767
Gross profit	231,283	152,572
Selling, general and administrative expenses	180,575	91,939
Operating income	50,708	60,633
Other income, net	187	399
Impairment of equity investment	—	(1,720)
Interest (expense) income, net	(3,665)	341
Income before provision for income taxes	47,230	59,653
Income tax benefit (provision)	325	(6,676)
Net income	$47,555	$52,977

Net income per share:
Basic	$0.85	$0.98
Diluted	$0.81	$0.93
Weighted average shares outstanding:
Basic	55,973,914	53,938,136
Diluted	58,551,423	57,175,870
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(unaudited)
(in thousands)

	Three months ended June 30,
	2024	2023
Net income	$47,555	$52,977
Other comprehensive income, net of tax
Foreign currency translation adjustment	41	—
Other comprehensive income, net of tax	41	—
Comprehensive income	$47,596	$52,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2024	55,508,536	$555	$936,403	$(50)	$(294,336)	$642,572
Net income	—	—	—	—	47,555	47,555
Stock-based compensation	—	—	12,958	—	—	12,958
Exercise of stock options and vesting of restricted stock	878,925	8	456	—	—	464
Foreign currency translation adjustment	—	—	—	41	—	41
Balance as of June 30, 2024	56,387,461	$563	$949,817	$(9)	$(246,781)	$703,590

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2023	53,571,577	$535	$832,481	$—	$(421,999)	$411,017
Net income	—	—	—	—	52,977	52,977
Stock-based compensation	—	—	7,223	—	—	7,223
Exercise of stock options and vesting of restricted stock	754,953	8	477	—	—	485
Balance as of June 30, 2023	54,326,530	$543	$840,181	$—	$(369,022)	$471,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$47,555	$52,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and non-cash lease expense	11,134	5,637
Stock-based compensation expense	12,964	7,200
Amortization of debt issuance costs and discount on debt	138	75
Deferred income taxes	5,108	2,113
Impairment of equity investment	—	1,720
Other, net	(127)	71
Changes in operating assets and liabilities:
Accounts receivable	(31,815)	(22,615)
Inventory	(8,074)	(16,729)
Prepaid expenses and other assets	(30,500)	(8,094)
Accounts payable and accrued expenses	(3,107)	2,014
Other liabilities	(1,995)	(1,015)
Net cash provided by operating activities	1,281	23,354

Cash flows from investing activities:
Purchase of property and equipment	(786)	(616)
Other, net	(93)	—
Net cash used in investing activities	(879)	(616)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,250)
Cash received from issuance of common stock	464	485
Other, net	(56)	(202)
Net cash provided by (used in) financing activities	408	(967)

Effect of exchange rate changes on cash and cash equivalents	41	—

Net increase in cash and cash equivalents	851	21,771
Cash and cash equivalents - beginning of period	108,183	120,778
Cash and cash equivalents - end of period	$109,034	$142,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Note 1—Nature of operations
e.l.f. Beauty, Inc., a Delaware corporation (“e.l.f. Beauty” and together with its subsidiaries, the “Company”), is a multi-brand beauty company that offers inclusive, accessible, clean, vegan and cruelty-free cosmetics and skin care products. The Company's mission is to make the best of beauty accessible to every eye, lip, face and skin concern.
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, March 31, 2024 and June 30, 2023, and its results of operations and stockholders' equity for the three months ended June 30, 2024 and June 30, 2023 and its cash flows for the three months ended June 30, 2024 and June 30, 2023. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant accounting policies
The Company made no material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the fiscal year ended March 31, 2024 included in the Annual Report.

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

	Three months ended June 30,
Net sales by geographic region:	2024	2023
United States	$271,367	$188,595
International	53,110	27,744
Total net sales	$324,477	$216,339
As of June 30, 2024, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.

Recent accounting pronouncements
New accounting pronouncements issued but not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280). The standard expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. ASU 2023-07 is effective for the Company’s annual period beginning April 1, 2024, and interim periods within fiscal years beginning April 1, 2025. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company expects ASU 2023-07 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and will be effective for the Company’s annual periods beginning April 1, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2023-09 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.
Note 3—Acquisition
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
The Company incurred and expensed acquisition transaction costs of $0.4 million and zero during the three months ended June 30, 2024 and June 30, 2023, respectively, which are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
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
Intangible assets
The estimated fair values (all considered level 3 measurements) of the identifiable intangible assets acquired, their estimated useful lives and fair value methodology are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)	Fair Value Methodology
Customer relationships – retailers	$20,000	10	Excess earnings method
Customer relationships – e-commerce	17,600	3	Excess earnings method and with and without method
Trademarks	124,500	15	Relief from Royalty method
Total identified intangible assets	$162,100
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of June 30, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(74,113)	$23,487
Customer relationships – e-commerce	3 years	21,540	(8,340)	13,200
Trademarks	10 to 15 years	128,000	(7,742)	120,258
Total finite-lived intangibles		247,140	(90,195)	156,945
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,600	—	340,600
Total goodwill and other intangibles		$651,540	$(90,195)	$561,345

Information regarding the Company’s goodwill and intangible assets as of March 31, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(73,393)	$24,207
Customer relationships – e-commerce	3 years	21,540	(6,874)	14,666
Trademarks	10 to 15 years	128,000	(5,579)	122,421
Total finite-lived intangibles		247,140	(85,846)	161,294
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,600	—	340,600
Total goodwill and other intangibles		$651,540	$(85,846)	$565,694
Information regarding the Company’s goodwill and intangible assets as of June 30, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(67,720)	$9,880
Customer relationships – e-commerce	3 years	3,940	(3,940)	—
Trademarks	10 years	3,500	(1,167)	2,333
Total finite-lived intangibles		85,040	(72,827)	12,213
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(72,827)	$247,633
Amortization expenses on finite-lived intangible assets were $4.3 million and $2.0 million in the three months ended June 30, 2024 and June 30, 2023, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three months ended June 30, 2024 and June 30, 2023.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of June 30, 2024 is as follows (in thousands):

Remainder of fiscal 2025	$13,047
2026	17,397
2027	14,463
2028	11,530
2029	11,530
Thereafter	88,978
Total	$156,945

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2024, March 31, 2024 and June 30, 2023 consisted of the following (in thousands):

	June 30, 2024	March 31, 2024	June 30, 2023
Accrued expenses	$51,511	$37,782	$22,767
Accrued inventory	20,307	16,478	84
Accrued marketing	23,337	29,282	12,458
Current portion of operating lease liabilities	8,470	7,016	4,474
Accrued compensation	7,409	17,423	5,165
Taxes payable	3,065	5,814	3,594
Other current liabilities	2,779	3,938	2,495
Accrued expenses and other current liabilities	$116,878	$117,733	$51,037
Note 6—Debt
The Company’s outstanding debt as of June 30, 2024, March 31, 2024 and June 30, 2023 consisted of the following (in thousands):

	June 30, 2024	March 31, 2024	June 30, 2023
Revolving line of credit(1)	$89,500	$89,500	$—
Term loan(1)	173,375	173,375	65,000
Finance lease obligations	—	57	431
Total debt(2)	262,875	262,932	65,431
Less: debt issuance costs	(703)	(806)	(388)
Total debt, net of issuance costs	262,172	262,126	65,043
Less: current portion	(102,938)	(100,307)	(5,431)
Long-term portion of debt	$159,234	$161,819	$59,612
(1) See further discussion below. As of June 30, 2024, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement (as defined below).
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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on the Company’s consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of June 30, 2024 was $10.5 million.
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
The interest rate as of June 30, 2024 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 6.7%.
Second Amended Credit Agreement
On August 28, 2023, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company may borrow incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ending on December 31, 2023. The Company used the Incremental Term Loan together with cash from its balance sheet and additional borrowings under its Amended Revolving Credit Facility to consummate the Acquisition (as defined in Note 3 hereto) and to pay related fees and expenses in connection with the Acquisition and Second Amendment.
The interest rate as of June 30, 2024 for the Incremental Term Loan was approximately 6.9%.
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

Note 8—Income taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate as adjusted for any discrete items. The Company’s income tax benefit for the three months ended June 30, 2024 was $0.3 million and the income tax provision for the three months ended June 30, 2023 was $6.7 million, with an effective tax rate of (0.7)% and 11.2% for the three months ended June 30, 2024 and June 30, 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to discrete tax benefit related to stock-based compensation.
Note 9—Stock-based compensation
Stock based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended June 30,
	2024	2023
Service-based vesting options	$19	$46
Restricted stock and RSUs	12,945	7,154
Total stock compensation expense	$12,964	$7,200
As of June 30, 2024, there was $0.1 million and $123.4 million of total unrecognized stock-based compensation cost related to unvested service-based stock options and shares subject to RSAs and RSUs, respectively. The unrecognized stock-based compensation is expected to be recognized over the remaining weighted-average period of 1.3 years for service-based stock options and 2.0 years for shares subject to RSAs and RSUs, respectively.
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
The Company did not repurchase any shares during the three months ended June 30, 2024. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of June 30, 2024.

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

	Three months ended June 30,
	2024	2023
Numerator:
Net income	$47,555	$52,977

Denominator:
Weighted-average common shares outstanding – basic	55,973,914	53,938,136
Dilutive common equivalent shares from equity awards	2,577,509	3,237,734
Weighted-average common shares outstanding – diluted	58,551,423	57,175,870

Net income per share:
Basic	$0.85	$0.98
Diluted	$0.81	$0.93
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	103,391	141,407
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

Supplemental balance sheet information related to leases as of June 30, 2024, March 31, 2024 and June 30, 2023 is as follows (in thousands):

	Classification	June 30, 2024	March 31, 2024	June 30, 2023
Assets
Operating lease assets	Other assets	$41,108	$27,415	$13,020
Finance lease assets (a)	Other assets	—	—	140
Total leased assets		$41,108	$27,415	$13,160
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$8,470	$7,016	$4,474
Finance	Current portion of long-term debt and finance lease obligations	—	57	431
Noncurrent
Operating	Long-term operating lease obligations	33,637	21,459	10,137
Finance	Long-term debt and finance lease obligations	—	—	—
Total lease liabilities		$42,107	$28,532	$15,042
_____________________
(a) Finance leases are recorded net of accumulated amortization of $1.5 million, $1.5 million and $3.5 million as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively.
For the three months ended June 30, 2024 and June 30, 2023, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended June 30,
	Classification	2024	2023
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$2,517	$1,277
Finance lease cost
Amortization of leased assets	SG&A expenses	—	105
Interest on lease liabilities	Interest expense, net	—	4
Total lease cost		$2,517	$1,386
As of June 30, 2024, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Remainder of fiscal 2025	$7,436
2026	6,031
2027	8,166
2028	5,300
2029	5,183
Thereafter	22,036
Total lease payments	54,152
Less: Interest	12,045
Present value of lease liabilities	$42,107

As of June 30, 2024 and June 30, 2023, the weighted-average remaining lease term (in years) and discount rate were as follows:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term
Operating leases	6.2 years	4.4 years
Finance leases	—	0.7 years
Weighted-average discount rate
Operating leases	5.8%	2.6%
Finance leases	—%	2.4%
Operating cash outflows from operating leases for the three months ended June 30, 2024 and June 30, 2023 were $2.4 million and $1.2 million, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended March 31, 2024 (the “Annual Report”) and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
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
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,
(in thousands)	2024	2023
Net sales	$324,477	$216,339
Cost of sales	93,194	63,767
Gross profit	231,283	152,572
Selling, general and administrative expenses	180,575	91,939
Operating income	50,708	60,633
Other income, net	187	399
Impairment of equity investment	—	(1,720)
Interest (expense) income, net	(3,665)	341
Income before provision for income taxes	47,230	59,653
Income tax benefit (provision)	325	(6,676)
Net income	$47,555	$52,977

	Three months ended June 30,
(percentage of net sales)	2024	2023
Net sales	100%	100%
Cost of sales	29%	29%
Gross margin	71%	71%
Selling, general and administrative expenses	56%	42%
Operating income	16%	28%
Other income, net	—%	—%
Impairment of equity investment	—%	(1)%
Interest (expense) income, net	(1)%	—%
Income before provision for income taxes	15%	28%
Income tax benefit (provision)	—%	(3)%
Net income	15%	24%
Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023
Net sales
Net sales increased $108.1 million, or 50%, to $324.5 million for the three months ended June 30, 2024, compared to $216.3 million for the three months ended June 30, 2023. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $81.0 million, or 43%, in our retailer channels and $27.2 million, or 105%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $73.2 million of the increase in net sales. A higher average item price and mix within retailer and e-commerce orders drove the remaining $34.9 million increase in net sales as compared to the three months ended June 30, 2023.
Gross profit
Gross profit increased $78.7 million, or 52%, to $231.3 million for the three months ended June 30, 2024, compared to $152.6 million for the three months ended June 30, 2023. Higher unit volume drove $51.7 million of the increase in gross profit, with the remaining increase of $27.1 million driven by higher average item price and mix. Gross margin increased approximately 80 basis points to 71% when compared to the three months ended June 30, 2023. The increase in gross margin was primarily driven by favorable foreign exchange impacts, lower transportation costs, price increases in our international markets, cost savings and mix, partially offset by inventory adjustments.
Selling, general and administrative expenses
SG&A expenses were $180.6 million for the three months ended June 30, 2024, an increase of $88.6 million, or 96%, from $91.9 million for the three months ended June 30, 2023. SG&A expenses as a percentage of net sales increased to 56% for the three months ended June 30, 2024 from 42% for the three months ended June 30, 2023. The $88.6 million increase was primarily related to an increase in marketing and digital spend of $40.1 million, increased compensation and benefits expense of $15.1 million, increased operations costs of $10.7 million, increased retail fixturing and visual merchandising costs of $9.4 million, increased professional fees of $4.9 million and increased depreciation and amortization of $4.5 million.
Other income, net
Other income, net totaled $0.2 million for the three months ended June 30, 2024, as compared to $0.4 million for the three months ended June 30, 2023. The year-over-year variance is primarily due to an increase in foreign currency exchange losses in the period attributable to foreign currency rate fluctuation.

Impairment of equity investment
Impairment of equity investment was $1.7 million for the three months ended June 30, 2023. We elected the measurement alternative for equity investments that do not have readily determinable fair values. We recorded an impairment charge on one of our investments of $1.7 million during the three months ended June 30, 2023, as an identified event or change in circumstances resulted in an indicator of impairment. We did not record an impairment charge on our investment during the three months ended June 30, 2024 as any identified events or changes in circumstances did not result in an indicator of impairment during that period.
Interest (expense) income, net
Interest expense, net was $3.7 million for the three months ended June 30, 2024, as compared to interest income, net of $0.3 million for the three months ended June 30, 2023. The year-over-year variance was primarily due to additional borrowings as well as higher interest costs and lower interest earned on our cash balances. See Note 6, “Debt,” in our unaudited condensed consolidated financial statements for further details on our debt.
Income tax benefit (provision)
The income tax benefit was $0.3 million, or an effective rate of (0.7)%, for the three months ended June 30, 2024, as compared to a provision of $6.7 million, or an effective rate of 11.2%, for the three months ended June 30, 2023. The change in the income tax benefit (provision) was primarily driven by a decrease in income before taxes of $12.4 million and an increase in discrete tax benefits of $3.6 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of June 30, 2024, we had $109.0 million of cash and cash equivalents. In addition, as of June 30, 2024, we had borrowing capacity of $10.5 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, compensation and benefits, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers and the general seasonality of our business. As of June 30, 2024, we had working capital, excluding cash and cash equivalents, of $121.6 million, compared to $69.8 million as of March 31, 2024. Working capital, excluding cash and cash equivalents and debt, was $224.6 million and $170.1 million as of June 30, 2024 and March 31, 2024, respectively.
We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of June 30, 2024 was $10.5 million. If necessary, we can borrow funds under our Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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

Cash flows

	Three months ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$1,281	$23,354
Investing activities	(879)	(616)
Financing activities	408	(967)
Cash provided by operating activities
For the three months ended June 30, 2024, net cash provided by operating activities was $1.3 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $76.8 million, partially offset by an increase in working capital of $75.5 million. The increase in working capital was primarily driven by a $31.8 million increase in accounts receivable, a $30.5 million increase in prepaid expense and other assets, a $8.1 million increase in inventory, a $3.1 million decrease in accounts payable and accrued expenses, and a $2.0 million decrease related to other liabilities.
For the three months ended June 30, 2023, net cash provided by operating activities was $23.4 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $69.8 million, partially offset by an increase in working capital of $46.4 million. The increase in working capital was primarily driven by a $22.6 million increase in accounts receivable, a $16.7 million increase in inventory, an $8.1 million increase of prepaid expense and other assets, and a $1.0 million decrease related to other liabilities. This was partially offset by a $2.0 million increase in accounts payable and accrued expenses.
Cash used in investing activities
For the three months ended June 30, 2024, net cash used in investing activities was $0.9 million primarily consisting of capital expenditures related to fixturing, equipment and software.
For the three months ended June 30, 2023, net cash used in investing activities was $0.6 million consisting of capital expenditures related to fixturing, equipment and software.
Cash provided by (used in) financing activities
For the three months ended June 30, 2024, net cash provided by financing activities was $0.4 million primarily related to cash received from the exercise of stock options.
For the three months ended June 30, 2023, net cash used in financing activities was $1.0 million and was primarily driven by repayment on the Amended Term Loan Facility of $1.3 million, partially offset by cash received from the exercise of stock options.

Description of indebtedness
Amended Credit Agreement
On April 30, 2021, we amended and restated our prior credit agreement (as further amended, supplemented or modified from time to time, the “Amended Credit Agreement”) and refinanced all loans under the prior credit agreement. The Amended Credit Agreement has a five year term and consists of revolving credit facility (the “Amended Revolving Credit Facility” and term loan facility (the “Amended Term Loan Facility”).
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of June 30, 2024 was $10.5 million.

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
The interest rate as of June 30, 2024 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 6.7%.
Second Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we may borrow incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan will bear interest at a rate per annum equal to, at our election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ending on December 31, 2023. We used the Incremental Term Loan together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility to consummate the Acquisition and to pay related fees and expenses in connection with the Naturium acquisition and Second Amendment.
The interest rate as of June 30, 2024 for the Incremental Term Loan was approximately 6.9%.
The Amended Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios. As of June 30, 2024, we were in compliance with all financial covenants under the Amended Credit Agreement.

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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of June 30, 2024, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and concluded that there have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many beauty brands under ownership and independent beauty and skin care brands, including those that may target the latest trends or specific distribution channels. Competition in the beauty industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels.
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
To the extent that we pay the consideration for any acquisitions or investments in cash, it reduces the amount of cash available to us for other purposes. Acquisitions or investments can also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in connection with our acquisition of Naturium, we paid total consideration of approximately $333.0 million using an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, cash on the balance sheet and approximately $57.8 million of our stock.
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
We depend heavily on ocean container delivery, as well as fast boats, rail and air freight, to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites and mobile applications. Interruptions, to or failures in, these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions. In addition, port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions may increase the costs to supply or transport our products or the components of our products. For example, disruption in ocean transit through the Red Sea recently led to significant increases in ocean freight rates. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. In addition, a vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailer customers and availability of products in our direct-to-consumer e-commerce channel. Such potential delays, additional transportation expenses and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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
Our success depends, in part, on our ability to attract and retain key employees, including our executive officers, senior management team and operations, finance, sales and marketing personnel. The labor markets in the United States, China and the United Kingdom (the “UK”), where most of our employees are located, are hyper competitive, and attracting and retaining top talent requires significant organizational costs and attention. We are a relatively small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a larger company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our Chief Executive Officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.
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
The emergence of another pandemic, epidemic or infectious disease outbreak, and any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, financial condition and results of operations. There is a risk that our suppliers and distribution centers may become less productive or encounter disruptions as a result of the emergence and spread of another disease, and/or these facilities may no longer be allowed to operate based on directives from public health officials or government authorities in the United States, Canada, the UK, the European Union (the “EU”), China or other jurisdictions. Such events could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree.
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
Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the UK, the EU, China or any of the other jurisdictions in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as higher inflation rates in the United States, which have remained above the Federal Reserve’s inflation target, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures. In addition, the global macroeconomic environment has been negatively affected by, among other things, the upcoming US presidential election, increased US trade tariffs and trade disputes between the United States, China and other countries, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.
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
As of June 30, 2024, we had a total of $262.9 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $10.5 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays and digital investments. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions. On August 28, 2023, we entered into the Second Amendment to the Amended and Restated Credit Agreement, pursuant to which we borrowed an incremental term loan in a principal amount equal to $115.0 million (the “Incremental Term Loan”), together with available cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate and pay related fees and expenses in connection with our acquisition of Naturium.
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
We rely on information technology networks and systems to market and sell our products, to process electronic and financial information, to assist with sales tracking and reporting, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of secure information systems to effectively process retail customer orders and fulfill consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, retail customers, consumers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, telecommunication failures, user errors, catastrophic events, malicious uses of AI and other data security and privacy threats, cyber and otherwise. If our information technology systems suffer damage, disruption or shutdown, we may incur substantial cost in repairing or replacing these systems, and if we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. Moreover, third parties on which we rely for our distribution system and supply chain may be affected by such disruptions or failures, and we may incur substantial costs or delays if the issues are not resolved in a timely manner, which could materially and adversely affect our business, financial condition and results of operations.

Data security and privacy threats are accelerating in frequency and magnitude, are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through malfeasance, human error, theft or misuse), organized criminal threat actors, sophisticated nation states and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations.
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
Furthermore, we are subject to diverse laws and regulations in the United States, the EU and other international jurisdictions that require notification to affected individuals in the event of a breach involving personal information. These required notifications can be time-consuming and costly. Furthermore, failure to comply with these laws and regulations could subject us to regulatory scrutiny and additional liability. Although we maintain relevant insurance, we cannot be certain that our insurance coverage will be adequate for all breach related liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
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
We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of June 30, 2024, we had 99 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, privacy, hygiene supervision and other matters. For example, in December 2021, the US Congress enacted the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (“XUAR”). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Currently, considerable uncertainty surrounds the future trade relationship between the United States and China. The US government has implemented significant changes to US trade policy with respect to China since 2018, and there may be further changes made that could negatively affect our business if there is a change in administration as a result of the upcoming US presidential election. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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
International sales and increased international operations may be subject to risks such as:
•changes in political, regulatory, legal or economic conditions, including as a result of the upcoming US presidential election;
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
•trade restrictions;
•disruptions or delays in shipments whether due to port congestion, container shortages, changes in ocean freight rates or capacity, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions;
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
Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, on December 29, 2022, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”). MoCRA created new compliance requirements for manufacturers of cosmetic products in the United States and also significantly expanded the FDA's authority to oversee and regulate cosmetics. Under MoCRA, companies must comply with new requirements for cosmetics, such as new labeling requirements for certain products, safety substantiation, facility registration, product listing, adverse event reporting, good manufacturing practice (“GMP”) requirements and mandatory recalls. In addition, MoCRA provided FDA with new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access certain product records. Many of the requirements were originally scheduled to become applicable on December 29, 2023, with some of the requirements, such as those relating to labeling, scheduled to become applicable later in 2024 and 2025; however, on November 8, 2023, the FDA advised that it would not enforce the requirements related to cosmetic product facility registration and cosmetic product listing until July 1, 2024 to provide regulated industry additional time to comply with the requirements. Although we satisfied the requirements related to cosmetic product facility registration and cosmetic product listing by the July 1, 2024 deadline, the FDA has yet to propose implementing regulations for MoCRA. The FDA is currently slated to publish a notice of proposed rulemaking no later than December 29, 2024, and publish a final rule no later than

December 29, 2025. As such, we are unable to ascertain at this time the full impact that complying with MoCRA will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition and results of operations.
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
We had approximately 193.6 million shares of common stock authorized but unissued and 56.4 million shares of common stock outstanding as of August 1, 2024. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the Acquisition.
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

In addition, in May 2019, we announced that our board of directors authorized a share repurchase program allowing us to repurchase up to $25.0 million of our outstanding shares of common stock (“Share Repurchase Program”), of which approximately $17.1 million remains available for future share repurchases as of June 30, 2024. Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program may be suspended or discontinued at any time and there is no guarantee that any shares will be purchased under the Share Repurchase Program.
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
We did not repurchase any shares during the three months ended June 30, 2024, including pursuant to the Share Repurchase Program. A total of $17.1 million remains available for future share repurchases under the Share Repurchase Program as of June 30, 2024.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.
Item 5. Other information.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of each Rule 10b5-1 trading plan that was adopted, modified or terminated by an officer or a director of the Company during the three months ended June 30, 2024.

			Trading Arrangement		Total Shares to be Sold	Expiration Date
Officer/Director	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**
Tarang Amin	Adopt	5/29/2024	X		Up to 249,537	9/30/2025
Chairman, Chief Executive Officer, and President

Mandy Fields	Modify(1)	5/31/2024	X		Up to 83,962(2)	8/22/2025
SVP and Chief Financial Officer

Jennie Laar	Adopt	6/4/2024	X		Up to 46,889(2)	8/29/2025
SVP and Chief Commercial Officer

Scott Milsten	Adopt	6/6/2024	X		Up to 90,000	6/6/2025
SVP, General Counsel and Chief People Officer

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) Changed the amount of shares to be sold under the trading arrangement, the price limits for sales under the trading arrangement and the timing of sales under the trading arrangement originally adopted on November 14, 2022 and modified on May 30, 2023.

(2) The total shares to be sold cannot be determined at the date of this Quarterly Report as the planned sale amount for such officer is equal to a designated percentage of the net number of shares after a portion of the shares have been sold to cover withholding taxes from RSU vesting, as well as performance stock units that will only vest upon achievement of applicable performance targets and may not vest at all. The amount listed for such officer reflects the maximum number of shares available to be sold multiplied by the designated percentages set forth in each officer's respective 10b5-1 trading plan.

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
10.1
Extension of Lease to Amended and Restated Lease Agreement, dated June 25, 2024, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)
X
10.2	Office Lease, dated as of May 29, 2024, by and between 601 City Center LLC and e.l.f. Cosmetics, Inc.	X
10.3	e.l.f. Beauty, Inc. Equity Award Retirement Policy		8-K	10.1	001-37873	5/31/2024
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

e.l.f. Beauty, Inc.

August 8, 2024	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

August 8, 2024	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)