Form 10-Q
period 2024-09-30
e.l.f. Beauty, Inc.
filed 2024-11-07
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2024 was 56,331,038 shares.

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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2024	March 31, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$96,768	$108,183	$167,763
Accounts receivable, net	146,559	123,797	86,683
Inventory, net	238,798	191,489	147,228
Prepaid expenses and other current assets	71,914	53,608	33,772
Total current assets	554,039	477,077	435,446
Property and equipment, net	15,563	13,974	7,624
Intangible assets, net	216,396	225,094	73,986
Goodwill	340,582	340,600	171,620
Other assets	110,435	72,502	58,260
Total assets	$1,237,015	$1,129,247	$746,936

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$100,250	$100,307	$5,228
Accounts payable	93,617	81,075	63,736
Accrued expenses and other current liabilities	117,030	117,733	83,407
Total current liabilities	310,897	299,115	152,371
Long-term debt	156,648	161,819	57,735
Deferred tax liabilities	4,833	3,666	4,901
Long-term operating lease obligations	36,176	21,459	14,559
Other long-term liabilities	766	616	942
Total liabilities	509,320	486,675	230,508

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2024, March 31, 2024 and September 30, 2023; 56,331,038, 55,583,660 and 54,621,561 shares issued and outstanding as of September 30, 2024, March 31, 2024 and September 30, 2023, respectively	562	555	545
Additional paid-in capital	954,455	936,403	851,634
Accumulated other comprehensive income (loss)	439	(50)	—
Accumulated deficit	(227,761)	(294,336)	(335,751)
Total stockholders' equity	727,695	642,572	516,428
Total liabilities and stockholders' equity	$1,237,015	$1,129,247	$746,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net sales	$301,075	$215,507	$625,552	$431,846
Cost of sales	87,016	63,142	180,210	126,909
Gross profit	214,059	152,365	445,342	304,937
Selling, general and administrative expenses	186,141	112,186	366,716	204,125
Operating income	27,918	40,179	78,626	100,812
Other income (expense), net	3,791	(1,062)	3,978	(663)
Impairment of equity investment	—	—	—	(1,720)
Interest (expense) income, net	(3,761)	623	(7,426)	964
Income before provision for income taxes	27,948	39,740	75,178	99,393
Income tax provision	(8,928)	(6,469)	(8,603)	(13,145)
Net income	$19,020	$33,271	$66,575	$86,248

Net income per share:
Basic	$0.34	$0.61	$1.19	$1.59
Diluted	$0.33	$0.58	$1.14	$1.50
Weighted average shares outstanding:
Basic	56,345,648	54,425,384	56,160,796	54,183,091
Diluted	58,482,530	57,438,152	58,517,993	57,308,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(unaudited)
(in thousands)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net income	$19,020	$33,271	$66,575	$86,248
Other comprehensive income, net of tax
Foreign currency translation adjustment	448	—	489	—
Other comprehensive income, net of tax	448	—	489	—
Comprehensive income	$19,468	$33,271	$67,064	$86,248
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2024	55,508,536	$555	$936,403	$(50)	$(294,336)	$642,572
Net income	—	—	—	—	47,555	47,555
Stock-based compensation	—	—	12,958	—	—	12,958
Exercise of stock options and vesting of restricted stock	878,925	8	456	—	—	464
Foreign currency translation adjustment	—	—	—	41	—	41
Balance as of June 30, 2024	56,387,461	$563	$949,817	$(9)	$(246,781)	$703,590
Net income	—	—	—	—	19,020	19,020
Stock-based compensation	—	—	21,644	—	—	21,644
Exercise of stock options and vesting of restricted stock	52,330	—	69	—	—	69
Repurchase of common stock	(108,753)	(1)	(17,075)	—	—	(17,076)
Foreign currency translation adjustment	—	—	—	448	—	448
Balance as of September 30, 2024	56,331,038	$562	$954,455	$439	$(227,761)	$727,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2023	53,571,577	$535	$832,481	$—	$(421,999)	$411,017
Net income	—	—	—	—	52,977	52,977
Stock-based compensation	—	—	7,223	—	—	7,223
Exercise of stock options and vesting of restricted stock	754,953	8	477	—	—	485
Balance as of June 30, 2023	54,326,530	$543	$840,181	$—	$(369,022)	$471,702
Net income	—	—	—	—	33,271	33,271
Stock-based compensation	—	—	11,190	—	—	11,190
Exercise of stock options and vesting of restricted stock	203,982	2	263	—	—	265
Balance as of September 30, 2023	54,530,512	$545	$851,634	$—	$(335,751)	$516,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Six months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$66,575	$86,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and non-cash lease expense	23,803	12,311
Stock-based compensation expense	34,612	18,417
Amortization of debt issuance costs and discount on debt	276	149
Deferred income taxes	1,324	1,159
Impairment of equity investment	—	1,720
Other, net	18	221
Changes in operating assets and liabilities:
Accounts receivable	(21,221)	(18,812)
Inventory	(45,071)	(65,904)
Prepaid expenses and other assets	(48,863)	(27,090)
Accounts payable and accrued expenses	5,188	45,112
Other liabilities	(4,192)	(2,261)
Net cash provided by operating activities	12,449	51,270

Cash flows from investing activities:
Purchase of property and equipment	(2,409)	(1,465)
Other, net	(93)	—
Net cash used in investing activities	(2,502)	(1,465)

Cash flows from financing activities:
Repayment of long-term debt	(5,375)	(2,500)
Debt issuance costs paid	—	(665)
Repurchase of common stock	(17,076)	—
Proceeds from exercise of stock options	533	750
Other, net	(58)	(405)
Net cash used in financing activities	(21,976)	(2,820)

Effect of exchange rate changes on cash and cash equivalents	614	—

Net (decrease) increase in cash and cash equivalents	(11,415)	46,985
Cash and cash equivalents - beginning of period	108,183	120,778
Cash and cash equivalents - end of period	$96,768	$167,763
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, March 31, 2024 and September 30, 2023, and its results of operations and stockholders' equity for the three and six months ended September 30, 2024 and September 30, 2023 and its cash flows for the six months ended September 30, 2024 and September 30, 2023. All intercompany balances and transactions have been eliminated in consolidation.
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

	Three months ended September 30,		Six months ended September 30,
Net sales by geographic region:	2024	2023	2024	2023
United States	$236,655	$181,857	$508,022	$370,451
International	64,420	33,650	117,530	61,395
Total net sales	$301,075	$215,507	$625,552	$431,846
As of September 30, 2024, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.

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
The following table summarizes the fair market value of the consideration transferred and how the Company calculates the goodwill resulting from the acquisition (in thousands):

Cash consideration		$275,266
Equity consideration (common stock issued)(1)		57,772
Total consideration transferred		333,038
Less: Net assets acquired
Net assets acquired, excluding liability assumed for acquisition-related seller expenses	$174,625
Liability assumed for acquisition-related seller expenses(2)	(10,549)
Net assets acquired		(164,076)
Goodwill		$168,962
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
The Company incurred and expensed acquisition transaction costs of zero and $2.4 million during the three months ended September 30, 2024 and September 30, 2023, respectively, and $0.4 million and $2.4 million during the six months ended September 30, 2024 and September 30, 2023, respectively, which are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocation, deferred tax calculations and residual goodwill were finalized during the quarter ended September 30, 2024. Naturium’s results of operations have been included in the Company's condensed consolidated financial statements from the date of acquisition.
The following table presents the purchase price allocation recorded in the Company's condensed consolidated balance sheet on the acquisition date and upon finalization during the quarter ended September 30, 2024. The adjustment reflects finalization of purchase accounting for facts and circumstances that existed upon the acquisition date as follows (in thousands):

Cash	$293
Accounts receivable	7,388
Inventory	16,236
Prepaid expenses and other current assets	1,899
Goodwill(1)	168,962
Intangible assets	162,100
Total assets acquired	356,878
Accounts payable	(15,897)
Accrued expenses and other current liabilities	(6,025)
Net deferred tax liability	(1,918)
Total liabilities assumed	(23,840)
Total purchase price	$333,038
(1) The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill recognized in this transaction is primarily attributable to the Company’s expectation that Naturium can continue to expand distribution and deliver new skin care products. A substantial amount of the goodwill is expected to be deductible for tax purposes.
Intangible assets
The estimated fair values (all considered level 3 measurements) of the identifiable intangible assets acquired as of the acquisition date, their estimated useful lives and fair value methodology are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)	Fair Value Methodology
Customer relationships – retailers	$20,000	10	Excess earnings method
Customer relationships – e-commerce	17,600	3	Excess earnings method and with and without method
Trademarks	124,500	15	Relief from Royalty method
Total identified intangible assets	$162,100
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of September 30, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(74,833)	$22,767
Customer relationships – e-commerce	3 years	21,540	(9,807)	11,733
Trademarks	10 to 15 years	128,000	(9,904)	118,096
Total finite-lived intangibles		247,140	(94,544)	152,596
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(94,544)	$556,978

Information regarding the Company’s goodwill and intangible assets as of March 31, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(73,393)	$24,207
Customer relationships – e-commerce	3 years	21,540	(6,874)	14,666
Trademarks	10 to 15 years	128,000	(5,579)	122,421
Total finite-lived intangibles		247,140	(85,846)	161,294
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,600	—	340,600
Total goodwill and other intangibles		$651,540	$(85,846)	$565,694
Information regarding the Company’s goodwill and intangible assets as of September 30, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$77,600	$(69,660)	$7,940
Customer relationships – e-commerce	3 years	3,940	(3,940)	—
Trademarks	10 years	3,500	(1,254)	2,246
Total finite-lived intangibles		85,040	(74,854)	10,186
Trademarks	Indefinite	63,800	—	63,800
Goodwill		171,620	—	171,620
Total goodwill and other intangibles		$320,460	$(74,854)	$245,606
Amortization expenses on finite-lived intangible assets were $4.3 million and $2.0 million in the three months ended September 30, 2024 and September 30, 2023, respectively, and $8.7 million and $4.1 million in the six months ended September 30, 2024 and September 30, 2023, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and six months ended September 30, 2024 and September 30, 2023.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of September 30, 2024 is as follows (in thousands):

Remainder of fiscal 2025	$8,698
2026	17,397
2027	14,463
2028	11,530
2029	11,530
Thereafter	88,978
Total	$152,596

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2024, March 31, 2024 and September 30, 2023 consisted of the following (in thousands):

	September 30, 2024	March 31, 2024	September 30, 2023
Accrued expenses	$44,535	$37,782	$28,249
Accrued inventory	21,103	16,478	19,247
Accrued marketing	20,887	29,282	17,084
Current portion of operating lease liabilities	8,192	7,016	4,172
Accrued compensation	11,864	17,423	8,199
Taxes payable	8,204	5,814	4,343
Other current liabilities	2,245	3,938	2,113
Accrued expenses and other current liabilities	$117,030	$117,733	$83,407
Note 6—Debt
The Company’s outstanding debt as of September 30, 2024, March 31, 2024 and September 30, 2023 consisted of the following (in thousands):

	September 30, 2024	March 31, 2024	September 30, 2023
Revolving line of credit(1)	$89,500	$89,500	$—
Term loan(1)	168,000	173,375	63,750
Finance lease obligations	—	57	228
Total debt(2)	257,500	262,932	63,978
Less: debt issuance costs	(602)	(806)	(1,015)
Total debt, net of issuance costs	256,898	262,126	62,963
Less: current portion	(100,250)	(100,307)	(5,228)
Long-term portion of debt	$156,648	$161,819	$57,735
(1) See further discussion below. As of September 30, 2024, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement (as defined below).
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

All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on the Company’s consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of September 30, 2024 was $10.5 million.
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
The interest rate as of September 30, 2024 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 6.0%.
Second Amendment to Amended Credit Agreement
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
The interest rate as of September 30, 2024 for the Incremental Term Loan was approximately 6.2%.
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
Third Amendment to Amended Credit Agreement
On August 26, 2024, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company increased its capacity to make restricted payments, provided that after giving effect to any such payment, the Company complies with a certain consolidated total net leverage ratio.

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
Note 8—Income taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate as adjusted for any discrete items. The Company’s income tax provision was $8.9 million and $6.5 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $8.6 million and $13.1 million for the six months ended September 30, 2024 and September 30, 2023, respectively, with an effective tax rate of 31.9% and 16.3% for the three months ended September 30, 2024 and September 30, 2023, respectively, and an effective tax rate of 11.4% and 13.2% for the six months ended September 30, 2024 and September 30, 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to discrete tax benefit related to stock-based compensation.
Note 9—Stock-based compensation
Stock based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Service-based vesting options	$18	$41	$37	$87
Restricted stock and RSUs	21,630	11,176	34,575	18,330
Total stock compensation expense	$21,648	$11,217	$34,612	$18,417
As of September 30, 2024, there was $0.1 million and $109.0 million of total unrecognized stock-based compensation cost related to unvested service-based stock options and shares subject to RSAs and RSUs, respectively. The unrecognized stock-based compensation is expected to be recognized over the remaining weighted-average period of 1.0 year for service-based stock options and 1.8 years for shares subject to RSAs and RSUs, respectively.
Note 10—Repurchase of common stock
On May 8, 2019, the Company announced that its board of directors authorized a share repurchase program to acquire up to $25.0 million of the Company’s common stock. This share repurchase program was exhausted following the Company’s repurchase of a total of 108,753 shares for $17.1 million at an average price of $157.04 per share during the three months ended September 30, 2024. The shares were immediately retired after repurchase.
On August 27, 2024, the Company announced that its board of directors authorized a new share repurchase program to acquire up to $500.0 million of the Company’s common stock (the “2024 Share Repurchase Program”).
Purchases under the 2024 Share Repurchase Program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase.

The covenants in the Amended Credit Agreement require the Company to be in compliance with certain leverage ratios to make repurchases under the 2024 Share Repurchase Program.
The Company did not repurchase any shares under the 2024 Share Repurchase Program during the three and six months ended September 30, 2024. A total of $500.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of September 30, 2024.
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

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$19,020	$33,271	$66,575	$86,248

Denominator:
Weighted-average common shares outstanding – basic	56,345,648	54,425,384	56,160,796	54,183,091
Dilutive common equivalent shares from equity awards	2,136,882	3,012,768	2,357,197	3,125,251
Weighted-average common shares outstanding – diluted	58,482,530	57,438,152	58,517,993	57,308,342

Net income per share:
Basic	$0.34	$0.61	$1.19	$1.59
Diluted	$0.33	$0.58	$1.14	$1.50
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	318,072	3,947	210,732	72,677
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

Supplemental balance sheet information related to leases as of September 30, 2024, March 31, 2024 and September 30, 2023 is as follows (in thousands):

	Classification	September 30, 2024	March 31, 2024	September 30, 2023
Assets
Operating lease assets	Other assets	$43,289	$27,415	$17,269
Finance lease assets (a)	Other assets	—	—	35
Total leased assets		$43,289	$27,415	$17,304
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$8,192	$7,016	$4,172
Finance	Current portion of long-term debt	—	57	228
Noncurrent
Operating	Long-term operating lease obligations	36,176	21,459	14,559
Total lease liabilities		$44,368	$28,532	$18,959
_____________________
(a) Finance leases are recorded net of accumulated amortization of $1.3 million, $1.5 million and $3.6 million as of September 30, 2024, March 31, 2024 and September 30, 2023, respectively.
For the three and six months ended September 30, 2024 and September 30, 2023, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended September 30,		Six months ended September 30,
	Classification	2024	2023	2024	2023
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$3,046	$1,425	$5,563	$2,702
Finance lease cost
Amortization of leased assets	SG&A expenses	—	105	—	210
Interest on lease liabilities	Interest expense, net	—	3	—	7
Total lease cost		$3,046	$1,533	$5,563	$2,919
As of September 30, 2024, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Remainder of fiscal 2025	$4,609
2026	6,114
2027	8,484
2028	5,705
2029	6,011
Thereafter	28,797
Total lease payments	59,720
Less: Interest	15,352
Present value of lease liabilities	$44,368

As of September 30, 2024 and September 30, 2023, the weighted-average remaining lease term (in years) and discount rate were as follows:

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term
Operating leases	6.6 years	5.9 years
Finance leases	—	0.7 years
Weighted-average discount rate
Operating leases	5.9%	3.7%
Finance leases	—%	1.6%
Operating cash outflows from operating leases for the six months ended September 30, 2024 and September 30, 2023 were $4.6 million and $2.5 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the six months ended September 30, 2024 and September 30, 2023 were $19.6 million and $5.3 million, respectively.

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
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales	$301,075	$215,507	$625,552	$431,846
Cost of sales	87,016	63,142	180,210	126,909
Gross profit	214,059	152,365	445,342	304,937
Selling, general and administrative expenses	186,141	112,186	366,716	204,125
Operating income	27,918	40,179	78,626	100,812
Other income (expense), net	3,791	(1,062)	3,978	(663)
Impairment of equity investment	—	—	—	(1,720)
Interest (expense) income, net	(3,761)	623	(7,426)	964
Income before provision for income taxes	27,948	39,740	75,178	99,393
Income tax provision	(8,928)	(6,469)	(8,603)	(13,145)
Net income	$19,020	$33,271	$66,575	$86,248

	Three months ended September 30,		Six months ended September 30,
(percentage of net sales)	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Cost of sales	29%	29%	29%	29%
Gross margin	71%	71%	71%	71%
Selling, general and administrative expenses	62%	52%	59%	47%
Operating income	9%	19%	13%	23%
Other income (expense), net	1%	—%	1%	—%
Impairment of equity investment	—%	—%	—%	—%
Interest (expense) income, net	(1)%	—%	(1)%	—%
Income before provision for income taxes	9%	18%	12%	23%
Income tax provision	(3)%	(3)%	(1)%	(3)%
Net income	6%	15%	11%	20%
Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023
Net sales
Net sales increased $85.6 million, or 40%, to $301.1 million for the three months ended September 30, 2024, compared to $215.5 million for the three months ended September 30, 2023. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $57.7 million, or 30%, in our retailer channels and $27.8 million, or 112%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $61.5 million of the increase in net sales. A higher average item price and mix within retailer and e-commerce orders drove the remaining $24.1 million increase in net sales as compared to the three months ended September 30, 2023.
Gross profit
Gross profit increased $61.7 million, or 40%, to $214.1 million for the three months ended September 30, 2024, compared to $152.4 million for the three months ended September 30, 2023. Higher unit volume drove $43.5 million of the increase in gross profit, with the remaining increase of $18.2 million driven by higher average item price and mix. Gross margin increased approximately 40 basis points to 71% when compared to the three months ended September 30, 2023. The increase in gross margin was primarily driven by cost savings, favorable foreign exchange impacts, and price increases in our international markets, partially offset by mix and higher transportation costs.
Selling, general and administrative expenses
SG&A expenses were $186.1 million for the three months ended September 30, 2024, an increase of $74.0 million, or 66%, from $112.2 million for the three months ended September 30, 2023. SG&A expenses as a percentage of net sales increased to 62% for the three months ended September 30, 2024 from 52% for the three months ended September 30, 2023. The $74.0 million increase was primarily related to an increase in marketing and digital spend of $26.9 million, increased compensation and benefits expense of $18.7 million partly attributed to $5.7 million incremental stock-based compensation expense recognized related to a new policy on retirement eligible awards granted to eligible employees beginning June 2024 which have a shorter requisite service period as the policy provides acceleration of vesting at retirement, increased operations costs of $8.5 million, increased retail fixturing and visual merchandising costs of $6.4 million, increased depreciation and amortization of $4.7 million and increased professional fees of $2.2 million.
Other income (expense), net
Other income, net totaled $3.8 million for the three months ended September 30, 2024, as compared to other expense, net of $1.1 million for the three months ended September 30, 2023. The year-over-year variance is primarily due to an increase in foreign currency exchange gain in the period attributable to foreign currency rate fluctuation.
Interest (expense) income, net
Interest expense, net was $3.8 million for the three months ended September 30, 2024, as compared to interest income, net of $0.6 million for the three months ended September 30, 2023. The year-over-year variance was primarily due to additional borrowings as well as higher interest costs and lower interest earned on our cash balances. See Note 6, “Debt,” in our unaudited condensed consolidated financial statements for further details on our debt.
Income tax provision
The income tax provision was $8.9 million, or an effective rate of 31.9%, for the three months ended September 30, 2024, as compared to a provision of $6.5 million, or an effective rate of 16.3%, for the three months ended September 30, 2023. The change in the income tax provision was primarily driven by a decrease in discrete tax benefits of $4.8 million, primarily related to stock-based compensation, partly offset by the tax effects of a decrease in income before taxes of $11.8 million, resulting in a higher provision.
Comparison of the six months ended September 30, 2024 to the six months ended September 30, 2023
Net sales
Net sales increased $193.7 million, or 45%, to $625.6 million for the six months ended September 30, 2024, compared to $431.8 million for the six months ended September 30, 2023. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $138.7 million, or 36%, in our retailer channels and $55.0 million, or 108%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $134.7 million of the increase in net sales. A higher average item price and mix within retailer and e-commerce orders drove the remaining $59.0 million increase in net sales as compared to the six months ended September 30, 2023.
Gross profit
Gross profit increased $140.4 million, or 46%, to $445.3 million for the six months ended September 30, 2024, compared to $304.9 million for the six months ended September 30, 2023. Higher unit volume drove $95.1 million of the increase in gross profit, with the remaining increase of $45.3 million driven by higher average item price and mix. Gross margin increased approximately 60 basis points to 71% when compared to the six months ended September 30, 2023. The increase in gross margin was primarily driven by cost savings, favorable foreign exchange impacts, and price increases in our international markets, partially offset by mix and inventory adjustments.
Selling, general and administrative expenses
SG&A expenses were $366.7 million for the six months ended September 30, 2024, an increase of $162.6 million, or 80%, from $204.1 million for the six months ended September 30, 2023. SG&A expenses as a percentage of net sales increased to 59% for the six months ended September 30, 2024 from 47% for the six months ended September 30, 2023. The $162.6 million increase was primarily related to an increase in marketing and digital spend of $66.9 million, increased compensation and benefits expense of $33.8 million partly attributed to $7.6 million incremental stock-based compensation expense recognized related to a new policy on retirement eligible awards granted to eligible employees beginning June 2024 which have a shorter requisite service period as the policy provides acceleration of vesting at retirement, increased operations costs of $19.2 million, increased retail fixturing and visual merchandising costs of $15.8 million, increased depreciation and amortization of $9.1 million and increased professional fees of $7.1 million.
Other income (expense), net
Other income, net totaled $4.0 million for the six months ended September 30, 2024, as compared to other expense, net of $0.7 million for the six months ended September 30, 2023. The year-over-year variance is primarily due to an increase in foreign currency exchange gain in the period attributable to foreign currency rate fluctuation.

Impairment of equity investment
Impairment of equity investment was $1.7 million for the six months ended September 30, 2023. We elected the measurement alternative for equity investments that do not have readily determinable fair values. We recorded an impairment charge on one of our investments of $1.7 million during the six months ended September 30, 2023, as an identified event or change in circumstances resulted in an indicator of impairment. We did not record an impairment charge on our investment during the six months ended September 30, 2024 as any identified events or changes in circumstances did not result in an indicator of impairment during that period.
Interest (expense) income, net
Interest expense, net was $7.4 million for the six months ended September 30, 2024, as compared to interest income, net of $1.0 million for the six months ended September 30, 2023. The year-over-year variance was primarily due to additional borrowings as well as higher interest costs and lower interest earned on our cash balances. See Note 6, “Debt,” in our unaudited condensed consolidated financial statements for further details on our debt.
Income tax provision
The income tax provision was $8.6 million, or an effective rate of 11.4%, for the six months ended September 30, 2024, as compared to a provision of $13.1 million, or an effective rate of 13.2%, for the six months ended September 30, 2023. The change in the income tax provision was primarily driven by a decrease in income before taxes of $24.2 million, partly offset by a decrease in discrete tax benefits of $1.2 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of September 30, 2024, we had $96.8 million of cash and cash equivalents. In addition, as of September 30, 2024, we had borrowing capacity of $10.5 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, compensation and benefits, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers and the general seasonality of our business. As of September 30, 2024, we had working capital, excluding cash and cash equivalents, of $146.4 million, compared to $69.8 million as of March 31, 2024. Working capital, excluding cash and cash equivalents and debt, was $246.6 million and $170.1 million as of September 30, 2024 and March 31, 2024, respectively.
We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of September 30, 2024 was $10.5 million. If necessary, we can borrow funds under our Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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

Cash flows

	Six months ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$12,449	$51,270
Investing activities	(2,502)	(1,465)
Financing activities	(21,976)	(2,820)
Cash provided by operating activities
For the six months ended September 30, 2024, net cash provided by operating activities was $12.4 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $126.6 million, partially offset by an increase in working capital of $114.2 million. The increase in working capital was primarily driven by a $48.9 million increase in prepaid expense and other assets, a $45.1 million increase in inventory, a $21.2 million increase in accounts receivable, and a $4.2 million decrease related to other liabilities, partially offset by a $5.2 million increase in accounts payable and accrued expenses.
For the six months ended September 30, 2023, net cash provided by operating activities was $51.3 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $120.2 million, partially offset by an increase in working capital of $68.9 million. The increase in working capital was primarily driven by a $65.9 million increase in inventory. The increase was reflective of building inventory to support net sales growth, as well as $36.9 million related to a change in certain vendor arrangements where we now take ownership of inventory at shipment from China versus when it enters our U.S. distribution center. Additional changes to working capital include a $27.1 million increase in prepaid expense and other assets, an $18.8 million increase in accounts receivable, and a $2.3 million decrease related to other liabilities, partially offset by a $45.1 million increase in accounts payable and accrued expenses.
Cash used in investing activities
For the six months ended September 30, 2024, net cash used in investing activities was $2.5 million primarily consisting of capital expenditures related to fixturing, equipment and software.
For the six months ended September 30, 2023, net cash used in investing activities was $1.5 million consisting of capital expenditures related to fixturing, equipment and software.
Cash used in financing activities
For the six months ended September 30, 2024, net cash used in financing activities was $22.0 million and was primarily driven by repurchases of our common stock of $17.1 million and repayment on the Amended Term Loan Facility of $5.4 million, partially offset by cash received from the exercise of stock options.
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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of September 30, 2024 was $10.5 million.

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
The interest rate as of September 30, 2024 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 6.0%.
Second Amendment to Amended Credit Agreement
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
The interest rate as of September 30, 2024 for the Incremental Term Loan was approximately 6.2%.
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
Third Amendment to Amended Credit Agreement
On August 26, 2024, we entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, we increased our capacity to make restricted payments, provided, that after giving effect to any such payment, we comply with a certain consolidated total net leverage ratio.
As of September 30, 2024, we were in compliance with all financial covenants under the Amended Credit Agreement.
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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of September 30, 2024, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and concluded that there have been no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (such as the recent port strike), disruptions or delays in shipments, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics (such as the coronavirus pandemic), border disputes, international conflict (such as the ongoing military conflict in Ukraine and the Middle East), acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
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
We use multiple third-party suppliers and manufacturers, primarily based in China, to source and manufacture substantially all of our products. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. Further, we are subject to risks associated with disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes such as the recent port strike, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
In addition, quality control problems, such as the use of ingredients and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations could harm our business. The scope of such regulations is expanding, including requirements for certain value chain considerations, such as end of life management, requirements for recycled content or other content restrictions, and certain supply chain diligence practices. Compliance can be costly or result in us needing to reassess aspects of our operations and value chain, and any quality control problems could result in regulatory action, such as fines, restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.
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
Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the UK, the EU, China or any of the other jurisdictions in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as higher inflation rates in the United States, which have remained above the Federal Reserve’s inflation target, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures. In addition, the global macroeconomic environment has been negatively affected by, among other things, the recent US presidential election, increased US trade tariffs and trade disputes between the United States, China and other countries, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.
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
As of September 30, 2024, we had a total of $257.5 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $10.5 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays and digital investments. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions. On August 28, 2023, we entered into the Second Amendment to the Amended and Restated Credit Agreement, pursuant to which we borrowed an incremental term loan in a principal amount equal to $115.0 million (the “Incremental Term Loan”), together with available cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate and pay related fees and expenses in connection with our acquisition of Naturium.
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
We are subject to the income tax laws of the United States and several international jurisdictions. Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence or changes resulting from the recent presidential election in the United States, could materially and adversely affect our business, financial condition and results of operations.
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
We currently source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China. As of September 30, 2024, we had 105 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, privacy, hygiene supervision and other matters. For example, in December 2021, the US Congress enacted the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (“XUAR”). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Currently, considerable uncertainty surrounds the future trade relationship between the United States and China. The US government has implemented significant changes to US trade policy with respect to China since 2018, and there may be further changes made that could negatively affect our business if there is a change in administration as a result of the recent US presidential election. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
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
International sales and increased international operations may be subject to risks such as:
•changes in political, regulatory, legal or economic conditions, including as a result of the recent US presidential election;
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
We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.
On August 27, 2024, we announced that our board of directors authorized a new share repurchase program allowing us to repurchase up to $500 million of our outstanding shares of common stock (the “2024 Share Repurchase Program”), of which $500 million remains available for future share repurchases as of September 30, 2024. The Company’s previous $25 million share repurchase program, authorized in 2019, was exhausted following the Company’s use of approximately $17 million in cash to repurchase 108,753 shares during the three months ended September 30, 2024. The shares were immediately retired after repurchase. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which would increase the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had approximately 193.7 million shares of common stock authorized but unissued and 56.3 million shares of common stock outstanding as of October 31, 2024. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the Acquisition.

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

General risk factors
An active trading market for our common stock may not be sustained, and the market price of shares of our common stock has been subject to wide fluctuations and volatility, which could cause the value of your investment to decline.
Although our common stock is listed on the NYSE, there can be no assurances that an active trading market for our common stock will be sustained. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at the time or price they would like to sell.
The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. Securities markets often experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations have been and in the future could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, changes in consumer preferences or beauty trends, announcements of new products or significant price reductions by our competitors, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about our industry, the level of success of releases of new products and in response the market price of shares of our common stock could decrease significantly.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. When analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price may decline. For example, our stock price declined in the second quarter of fiscal 2025 after analysts downgraded our stock. Furthermore, if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 2. Unregistered sales of equity securities and use of proceeds.
Issuer Purchases of Equity Securities
In May 2019, we announced that our board of directors authorized a share repurchase program, which authorized us to repurchase up to $25 million of our outstanding shares of common stock. This share repurchase program was exhausted after the following share repurchase activity during the three months ended September 30, 2024.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July 1 - 31, 2024	—	$—	—	$17,079,052
August 1 - 31, 2024	108,753	$157.04	108,753	$500,000,000
September 1 - 30, 2024	—	$—	—	$500,000,000
(1) Includes broker commissions.
(2) On August 27, 2024, we announced that our board of directors authorized the 2024 Share Repurchase Program, which authorizes us to repurchase up to $500.0 million of our outstanding shares of common stock. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice.
Subject to certain exceptions, the covenants in the Amended Credit Agreement require us to be in compliance with certain leverage ratios to make repurchases under the 2024 Share Repurchase Program.
We did not repurchase any shares under the 2024 Share Repurchase Program during the three months ended September 30, 2024. A total of $500.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of September 30, 2024.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.
Item 5. Other information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016
3.2	Amendment to e.l.f. Beauty, Inc. Amended and Restated Certificate of Incorporation		8-K	3.1	001-37873	8/27/2024
3.3	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016
10.1	Third Amendment to Amended and Restated Credit Agreement, dated August 26, 2024, by and among the Company, as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/27/2024
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

e.l.f. Beauty, Inc.

November 7, 2024	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

November 7, 2024	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)