Form 10-Q
period 2024-12-31
e.l.f. Beauty, Inc.
filed 2025-02-07
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 30, 2025 was 56,398,608 shares.

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
•Acquisitions or investments could disrupt our business and harm our financial condition.
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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	December 31, 2024	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$73,845	$108,183	$72,705
Accounts receivable, net	187,744	123,797	121,061
Inventory, net	214,786	191,489	204,504
Prepaid expenses and other current assets	82,702	53,608	56,630
Total current assets	559,077	477,077	454,900
Property and equipment, net	19,878	13,974	12,805
Intangible assets, net	212,047	225,094	230,658
Goodwill	340,582	340,600	340,165
Other assets	133,250	72,502	69,756
Total assets	$1,264,834	$1,129,247	$1,108,284

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$100,250	$100,307	$100,394
Accounts payable	65,293	81,075	72,917
Accrued expenses and other current liabilities	128,364	117,733	129,628
Total current liabilities	293,907	299,115	302,939
Long-term debt	154,061	161,819	164,403
Deferred tax liabilities	493	3,666	4,281
Long-term operating lease obligations	48,116	21,459	21,720
Other long-term liabilities	870	616	717
Total liabilities	497,447	486,675	494,060

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2024, March 31, 2024 and December 31, 2023; 56,398,608, 55,583,660 and 55,412,234 shares issued and outstanding as of December 31, 2024, March 31, 2024 and December 31, 2023, respectively	563	555	553
Additional paid-in capital	977,141	936,403	922,592
Accumulated other comprehensive income (loss)	183	(50)	(58)
Accumulated deficit	(210,500)	(294,336)	(308,863)
Total stockholders' equity	767,387	642,572	614,224
Total liabilities and stockholders' equity	$1,264,834	$1,129,247	$1,108,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net sales	$355,320	$270,943	$980,872	$702,789
Cost of sales	102,015	78,986	282,225	205,895
Gross profit	253,305	191,957	698,647	496,894
Selling, general and administrative expenses	218,220	160,121	584,936	364,246
Operating income	35,085	31,836	113,711	132,648
Other (expense) income, net	(5,278)	2,565	(1,300)	1,902
Impairment of equity investment	—	—	—	(1,720)
Interest expense, net	(3,527)	(3,985)	(10,953)	(3,021)
Income before provision for income taxes	26,280	30,416	101,458	129,809
Income tax provision	(9,019)	(3,528)	(17,622)	(16,673)
Net income	$17,261	$26,888	$83,836	$113,136

Net income per share:
Basic	$0.31	$0.49	$1.49	$2.08
Diluted	$0.30	$0.46	$1.43	$1.97
Weighted average shares outstanding:
Basic	56,358,694	55,140,887	56,227,037	54,503,518
Diluted	58,353,219	58,030,115	58,463,343	57,550,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(unaudited)
(in thousands)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net income	$17,261	$26,888	$83,836	$113,136
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(256)	(58)	233	(58)
Other comprehensive (loss) income, net of tax	(256)	(58)	233	(58)
Comprehensive income	$17,005	$26,830	$84,069	$113,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2024	55,508,536	$555	$936,403	$(50)	$(294,336)	$642,572
Net income	—	—	—	—	47,555	47,555
Stock-based compensation	—	—	12,958	—	—	12,958
Exercise of stock options and vesting of restricted stock	878,925	8	456	—	—	464
Foreign currency translation adjustment	—	—	—	41	—	41
Balance as of June 30, 2024	56,387,461	$563	$949,817	$(9)	$(246,781)	$703,590
Net income	—	—	—	—	19,020	19,020
Stock-based compensation	—	—	21,644	—	—	21,644
Exercise of stock options and vesting of restricted stock	52,330	—	69	—	—	69
Repurchase of common stock	(108,753)	(1)	(17,075)	—	—	(17,076)
Foreign currency translation adjustment	—	—	—	448	—	448
Balance as of September 30, 2024	56,331,038	$562	$954,455	$439	$(227,761)	$727,695
Net income	—	—	—	—	17,261	17,261
Stock-based compensation	—	—	22,303	—	—	22,303
Exercise of stock options and vesting of restricted stock	67,570	1	383	—	—	384
Foreign currency translation adjustment	—	—	—	(256)	—	(256)
Balance as of December 31, 2024	56,398,608	$563	$977,141	$183	$(210,500)	$767,387
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

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Nine months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$83,836	$113,136
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	30,899	20,445
Non-cash lease expense	7,010	3,802
Stock-based compensation expense	56,951	29,459
Amortization of debt issuance costs and discount on debt	413	290
Deferred income taxes	(4,153)	(1,684)
Impairment of equity investment	—	1,720
Acquisition-related seller expenses	—	(10,549)
Other, net	844	27
Changes in operating assets and liabilities:
Accounts receivable	(65,067)	(45,878)
Inventory	(23,652)	(106,898)
Prepaid expenses and other assets	(77,534)	(50,696)
Accounts payable and accrued expenses	(5,691)	84,733
Other liabilities	(6,116)	(3,768)
Net cash (used in) provided by operating activities	(2,260)	34,139

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(274,973)
Purchase of property and equipment	(7,461)	(5,984)
Other, net	(278)	—
Net cash used in investing activities	(7,739)	(280,957)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	89,500
Proceeds from long-term debt	—	115,000
Repayment of long-term debt	(8,062)	(5,188)
Debt issuance costs paid	—	(665)
Repurchase of common stock	(17,076)	—
Proceeds from exercise of stock options	917	2,893
Other, net	(57)	(489)
Net cash (used in) provided by financing activities	(24,278)	201,051

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(61)	(56)

Net decrease in cash, cash equivalents and restricted cash	(34,338)	(45,823)
Cash, cash equivalents and restricted cash - beginning of period	108,183	120,778
Cash, cash equivalents and restricted cash - end of period	$73,845	$74,955

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded in the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows (in thousands):

Balance sheet classification	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$73,845	$108,183	$72,705
Restricted cash (included in Prepaid expenses and other current assets)	—	—	2,250
Total cash, cash equivalents and restricted cash	$73,845	$108,183	$74,955
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2024, March 31, 2024 and December 31, 2023, and its results of operations and stockholders' equity for the three and nine months ended December 31, 2024 and December 31, 2023 and its cash flows for the nine months ended December 31, 2024 and December 31, 2023. All intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
Certain prior period amounts in the unaudited condensed consolidated statements of cash flows have been reclassified to conform with the current period presentation.
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

	Three months ended December 31,		Nine months ended December 31,
Net sales by geographic region:	2024	2023	2024	2023
United States	$285,928	$229,101	$793,950	$599,552
International	69,392	41,842	186,922	103,237
Total net sales	$355,320	$270,943	$980,872	$702,789
As of December 31, 2024, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires additional disclosures, in the notes to financial statements, of specified information about certain costs and expenses included in the captions presented on the face of the income statement. The new guidance is effective for the Company’s annual reporting period beginning April 1, 2027, and interim reporting periods beginning April 1, 2028. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2024-03 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.
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

The Company incurred and expensed acquisition transaction costs of zero and $0.6 million during the three months ended December 31, 2024 and December 31, 2023, respectively, and $0.4 million and $3.1 million during the nine months ended December 31, 2024 and December 31, 2023, respectively, which are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
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
The unaudited pro forma financial information shown in the table above are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place at April 1, 2022 (the beginning of the comparable prior annual reporting period presented in the period of acquisition).
The pro forma earnings of the combined companies are not presented as the effects of the Acquisition in earnings are not material in relation to the overall consolidated financial statements.
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of December 31, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(75,553)	$22,047
Customer relationships – e-commerce	3 years	21,540	(11,273)	10,267
Trademarks	10 to 15 years	128,000	(12,067)	115,933
Total finite-lived intangibles		247,140	(98,893)	148,247
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(98,893)	$552,629
Information regarding the Company’s goodwill and intangible assets as of March 31, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(73,393)	$24,207
Customer relationships – e-commerce	3 years	21,540	(6,874)	14,666
Trademarks	10 to 15 years	128,000	(5,579)	122,421
Total finite-lived intangibles		247,140	(85,846)	161,294
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,600	—	340,600
Total goodwill and other intangibles		$651,540	$(85,846)	$565,694

Information regarding the Company’s goodwill and intangible assets as of December 31, 2023 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(72,100)	$25,500
Customer relationships – e-commerce	3 years	22,240	(5,465)	16,775
Trademarks	10 to 15 years	128,000	(3,417)	124,583
Total finite-lived intangibles		247,840	(80,982)	166,858
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,165	—	340,165
Total goodwill and other intangibles		$651,805	$(80,982)	$570,823
Amortization expenses on finite-lived intangible assets were $4.3 million and $6.1 million in the three months ended December 31, 2024 and December 31, 2023, respectively, and $13.0 million and $10.2 million in the nine months ended December 31, 2024 and December 31, 2023, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and nine months ended December 31, 2024 and December 31, 2023.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of December 31, 2024 is as follows (in thousands):

Remainder of fiscal 2025	$4,349
2026	17,397
2027	14,463
2028	11,530
2029	11,530
Thereafter	88,978
Total	$148,247
Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2024, March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	March 31, 2024	December 31, 2023
Accrued expenses	$51,306	$37,782	$44,979
Accrued inventory	11,264	16,478	23,562
Accrued marketing	21,542	29,282	21,241
Current portion of operating lease liabilities	7,778	7,016	7,010
Accrued compensation	17,383	17,423	16,588
Taxes payable	16,729	5,814	9,937
Other current liabilities	2,362	3,938	6,311
Accrued expenses and other current liabilities	$128,364	$117,733	$129,628

Note 6—Debt
The Company’s outstanding debt as of December 31, 2024, March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	March 31, 2024	December 31, 2023
Revolving line of credit(1)	$89,500	$89,500	$89,500
Term loan(1)	165,313	173,375	176,063
Finance lease obligations	—	57	144
Total debt(2)	254,813	262,932	265,707
Less: debt issuance costs	(502)	(806)	(910)
Total debt, net of issuance costs	254,311	262,126	264,797
Less: current portion	(100,250)	(100,307)	(100,394)
Long-term portion of debt	$154,061	$161,819	$164,403
(1) See further discussion below. As of December 31, 2024, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement (as defined below).
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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on the Company’s consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of December 31, 2024 was $10.5 million.
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
The interest rate as of December 31, 2024 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 5.7%.

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
The interest rate as of December 31, 2024 for the Incremental Term Loan was approximately 5.9%.
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
Note 8—Income taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate as adjusted for any discrete items. The Company’s income tax provision was $9.0 million and $3.5 million for the three months ended December 31, 2024 and December 31, 2023, respectively, and $17.6 million and $16.7 million for the nine months ended December 31, 2024 and December 31, 2023, respectively, with an effective tax rate of 34.3% and 11.6% for the three months ended December 31, 2024 and December 31, 2023, respectively, and an effective tax rate of 17.4% and 12.8% for the nine months ended December 31, 2024 and December 31, 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to discrete tax benefit related to stock-based compensation.

Note 9—Stock-based compensation
Stock based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Service-based vesting options	$19	$41	$56	$128
Restricted stock and RSUs	22,320	11,001	56,895	29,331
Total stock compensation expense	$22,339	$11,042	$56,951	$29,459
As of December 31, 2024, there was $0.1 million and $97.0 million of total unrecognized stock-based compensation cost related to unvested service-based stock options and shares subject to RSAs and RSUs, respectively. The unrecognized stock-based compensation is expected to be recognized over the remaining weighted-average period of 0.8 years for service-based stock options and 1.7 years for shares subject to RSAs and RSUs, respectively.
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
The Company did not repurchase any shares under the 2024 Share Repurchase Program during the three and nine months ended December 31, 2024. A total of $500.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of December 31, 2024.

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

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Numerator:
Net income	$17,261	$26,888	$83,836	$113,136

Denominator:
Weighted-average common shares outstanding – basic	56,358,694	55,140,887	56,227,037	54,503,518
Dilutive common equivalent shares from equity awards	1,994,525	2,889,228	2,236,306	3,046,576
Weighted-average common shares outstanding – diluted	58,353,219	58,030,115	58,463,343	57,550,094

Net income per share:
Basic	$0.31	$0.49	$1.49	$2.08
Diluted	$0.30	$0.46	$1.43	$1.97
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	306,068	31,021	242,511	58,792
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

Supplemental balance sheet information related to leases as of December 31, 2024, March 31, 2024 and December 31, 2023 is as follows (in thousands):

	Classification	December 31, 2024	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Other assets	$54,442	$27,415	$27,224
Finance lease assets (a)	Other assets	—	—	—
Total leased assets		$54,442	$27,415	$27,224
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$7,778	$7,016	$7,010
Finance	Current portion of long-term debt	—	57	144
Noncurrent
Operating	Long-term operating lease obligations	48,116	21,459	21,720
Total lease liabilities		$55,894	$28,532	$28,874
_____________________
(a) Finance leases are recorded net of accumulated amortization of $1.3 million, $1.5 million and $1.5 million as of December 31, 2024, March 31, 2024 and December 31, 2023, respectively.
For the three and nine months ended December 31, 2024 and December 31, 2023, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended December 31,		Nine months ended December 31,
	Classification	2024	2023	2024	2023
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$3,467	$2,203	$9,030	$4,905
Finance lease cost
Amortization of leased assets	SG&A expenses	—	—	—	210
Interest on lease liabilities	Interest expense, net	—	3	—	10
Total lease cost		$3,467	$2,206	$9,030	$5,125
As of December 31, 2024, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Remainder of fiscal 2025	$1,779
2026	5,266
2027	7,328
2028	7,776
2029	8,358
Thereafter	47,821
Total lease payments	78,328
Less: Interest	22,434
Present value of lease liabilities	$55,894

As of December 31, 2024 and December 31, 2023, the weighted-average remaining lease term (in years) and discount rate were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	7.8 years	4.8 years
Finance leases	—	0.4 years
Weighted-average discount rate
Operating leases	6.0%	4.9%
Finance leases	—%	1.6%
Operating cash outflows from operating leases for the nine months ended December 31, 2024 and December 31, 2023 were $8.3 million and $3.2 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the nine months ended December 31, 2024 and December 31, 2023 were $34.3 million and $16.7 million, respectively.

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
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2024	2023	2024	2023
Net sales	$355,320	$270,943	$980,872	$702,789
Cost of sales	102,015	78,986	282,225	205,895
Gross profit	253,305	191,957	698,647	496,894
Selling, general and administrative expenses	218,220	160,121	584,936	364,246
Operating income	35,085	31,836	113,711	132,648
Other (expense) income, net	(5,278)	2,565	(1,300)	1,902
Impairment of equity investment	—	—	—	(1,720)
Interest expense, net	(3,527)	(3,985)	(10,953)	(3,021)
Income before provision for income taxes	26,280	30,416	101,458	129,809
Income tax provision	(9,019)	(3,528)	(17,622)	(16,673)
Net income	$17,261	$26,888	$83,836	$113,136

	Three months ended December 31,		Nine months ended December 31,
(percentage of net sales)	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Cost of sales	29%	29%	29%	29%
Gross margin	71%	71%	71%	71%
Selling, general and administrative expenses	61%	59%	60%	52%
Operating income	10%	12%	12%	19%
Other (expense) income, net	(1)%	1%	—%	—%
Impairment of equity investment	—%	—%	—%	—%
Interest expense, net	(1)%	(1)%	(1)%	—%
Income before provision for income taxes	7%	11%	10%	18%
Income tax provision	(3)%	(1)%	(2)%	(2)%
Net income	5%	10%	9%	16%
Comparison of the three months ended December 31, 2024 to the three months ended December 31, 2023
Net sales
Net sales increased $84.4 million, or 31%, to $355.3 million for the three months ended December 31, 2024, compared to $270.9 million for the three months ended December 31, 2023. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $72.7 million, or 34%, in our retailer channels and $11.6 million, or 21%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $81.2 million of the increase in net sales. A higher average item price and mix within retailer and e-commerce orders drove the remaining $3.2 million increase in net sales as compared to the three months ended December 31, 2023.
Gross profit
Gross profit increased $61.3 million, or 32%, to $253.3 million for the three months ended December 31, 2024, compared to $192.0 million for the three months ended December 31, 2023. Higher unit volume drove $57.5 million of the increase in gross profit, with the remaining increase of $3.8 million driven by higher average item price and mix. Gross margin increased approximately 40 basis points to 71% when compared to the three months ended December 31, 2023. The increase in gross margin was primarily driven by favorable foreign exchange impacts on goods purchased from China, cost savings and inventory adjustments, partially offset by mix and higher transportation costs.
Selling, general and administrative expenses
SG&A expenses were $218.2 million for the three months ended December 31, 2024, an increase of $58.1 million, or 36%, from $160.1 million for the three months ended December 31, 2023. SG&A expenses as a percentage of net sales increased to 61% for the three months ended December 31, 2024 from 59% for the three months ended December 31, 2023. The $58.1 million increase was primarily related to an increase in marketing and digital spend of $26.5 million, increased compensation and benefits expense of $17.7 million partially attributed to $6.6 million incremental stock-based compensation expense recognized related to a new policy on retirement eligible awards granted to eligible employees beginning June 2024 which have a shorter requisite service period as the policy provides, subject to certain conditions, acceleration of vesting at retirement, increased operations costs of $4.5 million, increased general administrative expense of $4.2 million, increased retail fixturing and visual merchandising costs of $3.8 million, and increased depreciation and amortization of $1.3 million.
Other (expense) income, net
Other expense, net totaled $5.3 million for the three months ended December 31, 2024, as compared to other income, net of $2.6 million for the three months ended December 31, 2023. The year-over-year variance is primarily due to an increase in foreign currency exchange loss in the period primarily attributable to foreign currency rate fluctuation between the British pound and US dollar.

Interest expense, net
Interest expense, net was $3.5 million for the three months ended December 31, 2024, as compared to $4.0 million for the three months ended December 31, 2023. The year-over-year variance was primarily due to repayment of borrowings, partially offset by lower interest earned on our cash balances. See Note 6, “Debt,” in our unaudited condensed consolidated financial statements for further details on our debt.
Income tax provision
The income tax provision was $9.0 million, or an effective rate of 34.3%, for the three months ended December 31, 2024, as compared to a provision of $3.5 million, or an effective rate of 11.6%, for the three months ended December 31, 2023. The change in the income tax provision was primarily driven by a decrease in discrete tax benefits of $5.4 million, primarily related to stock-based compensation, partially offset by the tax effects of a decrease in income before taxes of $4.1 million, resulting in a higher provision.
Comparison of the nine months ended December 31, 2024 to the nine months ended December 31, 2023
Net sales
Net sales increased $278.1 million, or 40%, to $980.9 million for the nine months ended December 31, 2024, compared to $702.8 million for the nine months ended December 31, 2023. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $211.4 million, or 35%, in our retailer channels and $66.7 million, or 63%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $216.1 million of the increase in net sales. A higher average item price and mix within retailer and e-commerce orders drove the remaining $62.0 million increase in net sales as compared to the nine months ended December 31, 2023.
Gross profit
Gross profit increased $201.8 million, or 41%, to $698.6 million for the nine months ended December 31, 2024, compared to $496.9 million for the nine months ended December 31, 2023. Higher unit volume drove $152.8 million of the increase in gross profit, with the remaining increase of $49.0 million driven by higher average item price and mix. Gross margin increased approximately 50 basis points to 71% when compared to the nine months ended December 31, 2023. The increase in gross margin was primarily driven by cost savings and favorable foreign exchange impacts on goods purchased from China, partially offset by inventory adjustments and mix.
Selling, general and administrative expenses
SG&A expenses were $584.9 million for the nine months ended December 31, 2024, an increase of $220.7 million, or 61%, from $364.2 million for the nine months ended December 31, 2023. SG&A expenses as a percentage of net sales increased to 60% for the nine months ended December 31, 2024 from 52% for the nine months ended December 31, 2023. The $220.7 million increase was primarily related to an increase in marketing and digital spend of $93.4 million, increased compensation and benefits expense of $51.6 million partially attributed to $14.0 million incremental stock-based compensation expense recognized related to a new policy on retirement eligible awards granted to eligible employees beginning June 2024 which have a shorter requisite service period as the policy provides, subject to certain conditions, acceleration of vesting at retirement, increased operations costs of $23.7 million, increased general administrative expense of $21.4 million, increased retail fixturing and visual merchandising costs of $19.6 million, and increased depreciation and amortization of $10.5 million.
Other (expense) income, net
Other expense, net totaled $1.3 million for the nine months ended December 31, 2024, as compared to other income, net of $1.9 million for the nine months ended December 31, 2023. The year-over-year variance is primarily due to an increase in foreign currency exchange loss in the period primarily attributable to foreign currency rate fluctuation between the British pound and US dollar.

Impairment of equity investment
Impairment of equity investment was $1.7 million for the nine months ended December 31, 2023. We elected the measurement alternative for equity investments that do not have readily determinable fair values. We recorded an impairment charge on one of our investments of $1.7 million during the nine months ended December 31, 2023, as an identified event or change in circumstances resulted in an indicator of impairment. We did not record an impairment charge on our investment during the nine months ended December 31, 2024 as any identified events or changes in circumstances did not result in an indicator of impairment during that period.
Interest expense, net
Interest expense, net was $11.0 million for the nine months ended December 31, 2024, as compared to $3.0 million for the nine months ended December 31, 2023. The year-over-year variance was primarily due to additional borrowings as well as higher interest costs and lower interest earned on our cash balances. See Note 6, “Debt,” in our unaudited condensed consolidated financial statements for further details on our debt.
Income tax provision
The income tax provision was $17.6 million, or an effective rate of 17.4%, for the nine months ended December 31, 2024, as compared to a provision of $16.7 million, or an effective rate of 12.8%, for the nine months ended December 31, 2023. The change in the income tax provision was primarily driven by a decrease in discrete tax benefits of $6.6 million, primarily related to stock-based compensation, partially offset by the tax effects of a decrease in income before taxes of $28.4 million, resulting in a higher provision.
Financial condition, liquidity and capital resources
Overview
As of December 31, 2024, we had $73.8 million of cash and cash equivalents. In addition, as of December 31, 2024, we had borrowing capacity of $10.5 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, compensation and benefits, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers and the general seasonality of our business. As of December 31, 2024, we had working capital, excluding cash and cash equivalents, of $191.3 million, compared to $69.8 million as of March 31, 2024. Working capital, excluding cash and cash equivalents and debt, was $291.6 million and $170.1 million as of December 31, 2024 and March 31, 2024, respectively.
We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of December 31, 2024 was $10.5 million. If necessary, we can borrow funds under our Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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

Cash flows

	Nine months ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(2,260)	$34,139
Investing activities	(7,739)	(280,957)
Financing activities	(24,278)	201,051
Cash (used in) provided by operating activities
For the nine months ended December 31, 2024, net cash used in operating activities was $2.3 million. This included an increase in working capital of $178.1 million, partially offset by net income as adjusted for depreciation, amortization and other non-cash items of $175.8 million. The increase in working capital was primarily driven by a $77.5 million increase in prepaid expense and other assets, a $65.1 million increase in accounts receivable, a $23.7 million increase in inventory, a $6.1 million decrease related to other liabilities, and a $5.7 million decrease in accounts payable and accrued expenses.
For the nine months ended December 31, 2023, net cash provided by operating activities was $34.1 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $167.2 million, and payment of acquisition-related seller expenses of $10.5 million in connection with the Acquisition, partially offset by an increase in working capital of $122.5 million. The increase in working capital was primarily driven by a $106.9 million increase in inventory. The increase was reflective of building inventory to support net sales growth, as well as $8.7 million related to Naturium inventory, and $27.7 million related to a change in certain vendor arrangements where we now take ownership of inventory at shipment from China versus when it enters our U.S. distribution center. Additional changes to working capital include a $50.7 million increase in prepaid expense and other assets, a $45.9 million increase in accounts receivable and a $3.8 million decrease related to other liabilities, partially offset by an $84.7 million increase in accounts payable and accrued expenses.
Cash used in investing activities
For the nine months ended December 31, 2024, net cash used in investing activities was $7.7 million primarily consisting of capital expenditures related to fixturing, equipment and software.
For the nine months ended December 31, 2023, net cash used in investing activities was $281.0 million. This includes $275.0 million related to the Acquisition, and capital expenditures related to fixturing, equipment and software of $6.0 million.
Cash (used in) provided by financing activities
For the nine months ended December 31, 2024, net cash used in financing activities was $24.3 million and was primarily driven by repurchases of our common stock of $17.1 million and repayment on the Amended Term Loan Facility (as defined below) of $8.1 million, partially offset by cash received from the exercise of stock options.
For the nine months ended December 31, 2023, net cash provided by financing activities was $201.1 million and was primarily driven by proceeds from the Amended Term Loan Facility of $115.0 million and Amended Revolving Credit Facility (as defined below) of $89.5 million and cash received from the exercise of stock options of $2.9 million. This was partially offset by repayment on the Amended Term Loan Facility of $5.2 million and a payment on debt issuance costs of $0.7 million associated with the Second Amendment (as defined below).

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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility is collateralized by substantially all of our assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on our consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan; however, all amounts drawn under the Amended Revolving Credit Facility cannot exceed $100 million. The unused balance of the Amended Revolving Credit Facility as of December 31, 2024 was $10.5 million.
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
The interest rate as of December 31, 2024 for the Amended Revolving Credit Facility and the Amended Term Loan Facility was approximately 5.7%.
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
The interest rate as of December 31, 2024 for the Incremental Term Loan was approximately 5.9%.
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
As of December 31, 2024, we were in compliance with all financial covenants under the Amended Credit Agreement.
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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of December 31, 2024, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and concluded that there have been no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•because the majority of our products are sourced and manufactured in China, our operations are susceptible to risks inherent in doing business there;

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
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (such as the recent port strike), disruptions or delays in shipments, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters (such as the recent Los Angeles wildfires and Atlantic hurricanes), pandemics (such as the coronavirus pandemic), border disputes, international conflict (such as the ongoing military conflict in Ukraine and the Middle East), acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
We depend heavily on ocean container delivery, as well as fast boats, rail and air freight, to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites and mobile applications. Interruptions, to or failures in, these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions. In addition, port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions may increase the costs to supply or transport our products or the components of our products. For example, ongoing disruption in ocean transit through the Red Sea that began in 2024 led to significant increases in ocean freight rates, which remain elevated. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. In addition, a vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailer customers and availability of products in our direct-to-consumer e-commerce channel. Such potential delays, additional transportation expenses and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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
We use multiple third-party suppliers and manufacturers, primarily based in China, to source and manufacture the majority of our products. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. Further, we are subject to risks associated with disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes such as the recent port strike, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
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
Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the UK, the EU, China or any of the other jurisdictions in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as higher inflation rates in the United States, which increased in the second half of 2021 and have remained above the Federal Reserve’s inflation target, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures. In addition, the global macroeconomic environment has been negatively affected by, among other things, the recent US presidential election, increased US trade tariffs and trade disputes between the United States, China and other countries, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. On February 1, 2025, President Trump announced new tariffs on imports from Canada, Mexico and China. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and may affect the prices of and demand for our products, which could have a material and adverse effect on our business, financial condition and results of operations. Additionally, other significant events may impact economic conditions and affect discretionary spending, including events such as catastrophic environmental disasters or global pandemics. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.
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
As of December 31, 2024, we had a total of $254.8 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $10.5 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays and digital investments. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions. On August 28, 2023, we entered into the Second Amendment to the Amended and Restated Credit Agreement, pursuant to which we borrowed an incremental term loan in a principal amount equal to $115.0 million (the “Incremental Term Loan”), together with available cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate and pay related fees and expenses in connection with our acquisition of Naturium.
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
We are subject to the income tax laws of the United States and several international jurisdictions. Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence or changes resulting from the change in administration following the recent US presidential election, could materially and adversely affect our business, financial condition and results of operations.
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

The risks described here are heightened due to the increase in remote working and the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. A portion of our personnel is currently working under our hybrid model of three days in the office and two days remote, while others work remote entirely. It is possible with this model that the execution of our business plans and operations could be negatively impacted. Additionally, if a natural disaster (such as the recent Los Angeles wildfires), power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in heightened consumer privacy, IT security and fraud concerns, potentially disrupting our operations.
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
We currently source and manufacture the majority of our products from third-party suppliers and manufacturers in China. As of December 31, 2024, we had 108 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, privacy, hygiene supervision and other matters. For example, in December 2021, the US Congress enacted the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (“XUAR”). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Currently, considerable uncertainty surrounds the future trade relationship between the United States and China. The US government has implemented significant changes to US trade policy with respect to China since 2018, and President Trump signed an executive order on February 1, 2025 imposing a 10% tariff on goods coming into the United States from China. Given the recent volume of executive orders from the Trump administration, we cannot predict additional near-term changes in the US trade policy with China; however, such changes may materially and adversely impact our business. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
We are subject to international business uncertainties.
We sell many of our products to customers located outside the United States. In addition, substantially all of our third-party suppliers and manufacturers are located in China and certain other foreign countries. We intend to continue to sell to customers outside the United States and maintain our relationships in China and other foreign countries where we have suppliers and manufacturers. Further, we recently opened offices in the UK and India and hired new teams of employees to support our international expansion, and we are establishing additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful.
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
Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, on December 29, 2022, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”). MoCRA created new compliance requirements for manufacturers of cosmetic products in the United States and also significantly expanded the FDA's authority to oversee and regulate cosmetics. Under MoCRA, companies must comply with new requirements for cosmetics, such as new labeling requirements for certain products, safety substantiation, facility registration, product listing, adverse event reporting, good manufacturing practice (“GMP”) requirements and mandatory recalls. In addition, MoCRA provided FDA with new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access certain product records. Many of the requirements were originally scheduled to become applicable on December 29, 2023, with some of the requirements, such as those relating to labeling, scheduled to become applicable later in 2024 and 2025; however, on November 8, 2023, the FDA advised that it would not enforce the requirements related to cosmetic product facility registration and cosmetic product listing until July 1, 2024 to provide regulated industry additional time to comply with the requirements.We satisfied the requirements related to cosmetic product facility registration and cosmetic product listing by the July 1, 2024 deadline. We are unable to ascertain at this time the full impact that complying with MoCRA will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition and results of operations.
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
We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, X (formerly Twitter), Roblox, Twitch, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control. For example, lawmakers in the United States, Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, President Biden signed a bill to force a sale of TikTok by its Chinese owner, ByteDance, by January 19, 2025 or institute a first-of-its-kind ban on the app in the United States. Though ByteDance did not sell TikTok by the deadline, President Trump signed an executive action on January 20, 2025 that delays enforcement of the TikTok ban for 75 days. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations. Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
On August 27, 2024, we announced that our board of directors authorized a new share repurchase program allowing us to repurchase up to $500 million of our outstanding shares of common stock (the “2024 Share Repurchase Program”), of which $500 million remains available for future share repurchases as of December 31, 2024. The Company’s previous $25 million share repurchase program, authorized in 2019, was exhausted following the Company’s use of approximately $17 million in cash to repurchase 108,753 shares during the three months ended September 30, 2024. The shares were immediately retired after repurchase. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which would increase the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had approximately 193.6 million shares of common stock authorized but unissued and 56.4 million shares of common stock outstanding as of January 30, 2025. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the Acquisition.

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
We did not repurchase any shares under the 2024 Share Repurchase Program during the three months ended December 31, 2024. A total of $500.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of December 31, 2024.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.
Item 5. Other information.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of each Rule 10b5-1 trading plan that was adopted, modified or terminated by an officer or a director of the Company during the three months ended December 31, 2024.

			Trading Arrangement		Total Shares to be Sold	Expiration Date
Officer/Director	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**
Josh Franks	Adopt	12/9/2024	X		Up to 53,224(1)	3/13/2026
SVP and Chief Operations Officer

Kory Marchisotto	Adopt	12/10/2024	X		Up to 59,877(1)	3/13/2026
SVP and Chief Marketing Officer

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) The total shares to be sold cannot be determined at the date of this Quarterly Report as the planned sale amount for such officer is equal to a designated percentage of the net number of shares after a portion of the shares have been sold to cover withholding taxes from RSU vesting, as well as performance stock units that will only vest upon achievement of applicable performance targets and may not vest at all. The amount listed for such officer reflects the maximum number of shares available to be sold multiplied by the designated percentages set forth in each officer's respective 10b5-1 trading plan.

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

e.l.f. Beauty, Inc.

February 7, 2025	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

February 7, 2025	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)