Form 10-K
period 2025-03-31
e.l.f. Beauty, Inc.
filed 2025-05-29
CIK 1600033

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3.6 billion.
The number of shares of registrant’s common stock outstanding as of May 22, 2025 was 56,328,377 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2025.

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
•Additional US tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our financial condition and results of operations.
•Acquisitions or investments, such as our potential acquisition of rhode, could disrupt our business and harm our financial condition.
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
•Our Mission. We make the best of beauty accessible to every eye, lip and face.
•Our Purpose. We stand with every eye, lip, face and paw.
Our Brands
Our family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People and Keys Soulcare. Our brands are available online and across leading beauty, mass-market and specialty retailers. We have strong relationships with our retail customers such as Target, Walmart, Ulta Beauty, Amazon and other leading retailers that have enabled us to expand distribution both domestically and internationally.

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

e.l.f. SKIN
Win in skin the clean + kind way with e.l.f. SKIN. We create targeted, ingredient-focused, dermatologist-developed formulas for every eye, lip and face. Our ambition is to make skin care accessible to all with innovative, efficacious formulas at get-real prices. We offer a range of products that are clean, vegan, cruelty free and manufactured in a Fair Trade CertifiedTM facility.

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

Our Products and Strategy
We believe our ability to deliver cruelty free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our passionate team of owners, value proposition, powerhouse innovation, disruptive marketing engine and productivity model has positioned us well to navigate the competitive beauty market. Our strategy is underpinned by five key pillars:
• Passionate Team of Owners. Our talented employees are at the core of our business strategy. Our commitment to our people and our High Performance Team (“HPT”) culture is evident in our 90% employee engagement score, 18 percentage points above the consumer industry benchmark, with 97% of our employees recommending e.l.f. as a great place to work.
With regards to compensation, we take a unique “one-team” approach. All full-time employees receive a base salary, are bonus eligible under the same bonus plan tied to our financial performance and receive an annual equity award in e.l.f. Beauty stock. We believe we are one of the few public consumer companies that grants equity on an annual basis to every employee—strongly aligning our team with the long-term interests of our stockholders. We believe this approach, which applies across all employee levels and geographies, is unique in the beauty industry and contributes to our success in hiring and retaining top talent and driving business results.
• Value Proposition. Each of our brands has accessible pricing relative to its competitive set and furthers our mission of making the best of beauty accessible to every eye, lip and face. As an example, e.l.f. Cosmetics’ average product price point in the U.S. is approximately $6.50, as compared to other leading mass cosmetics brands which have average product price points over $9.50 and prestige cosmetics brands which have average product price points over $20, according to Nielsen. Importantly, with e.l.f., we believe our consumers don't have to compromise. We continue to hear from consumers that we deliver quality that's often better than prestige.
• Powerhouse Innovation. We believe innovation is key to our success and we are proud to be named to Fast Company's list of “The World's Most Innovative Companies of 2025.” We believe we are a leader in the beauty industry in speed and first-to-mass product introductions.
Our flagship e.l.f. Cosmetics brand is known for its “holy grail” innovation: beauty products that deliver premium quality at extraordinary prices with broad appeal. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for ways to get the best of beauty at an accessible price. Examples of our “holy grails” include the e.l.f. Glow Reviver Lip Oil at $8 versus a prestige item at $40, e.l.f. Cosmetics Power Grip Primer at $10 versus a prestige item at $38, and the e.l.f. SKIN Bronzing Drops at $12 versus a prestige item at $38.
• Disruptive Marketing Engine. We believe we have a unique ability to combine the best of beauty, culture, and entertainment to attract and engage generations of consumers across a variety of platforms. We seek to attract and engage consumers primarily through digital and social media, as compared to legacy beauty brands that engage consumers primarily through traditional media such as magazines, newspapers and television. We believe that our brand awareness is relatively low in comparison to legacy mass beauty brands. This represents an opportunity for us, and we have a multi-faceted strategy to build brand awareness, affinity and loyalty. Total expenses for marketing and digital in the fiscal year ended March 31, 2025 were $318.8 million, approximately 24% of our net sales.
• Productivity Model. Founded as a digitally native brand, our flagship e.l.f. Cosmetics brand is the only top five mass cosmetics brand with its own direct-to-consumer e-commerce site. We leverage insights from our site and Beauty Squad loyalty program to proactively change out up to 20% of our retail assortment each year. This approach has led us to be the most productive mass cosmetics brand on a dollar per linear foot basis with our largest retail customers globally. In addition to driving strong productivity, we believe we benefit our global retail partners and the beauty industry at large by driving more traffic, stronger category growth, and greater penetration among younger consumers.
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
•Domestic retailers. We sell our products in the United States primarily in the mass, drug store, food, dollar, and specialty retail channels.
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
•International retailers. Our products are also sold in international markets, primarily in the United Kingdom (the “UK”), Canada and Germany.
In the fiscal year ended March 31, 2025, national and international retailers comprised 83% of our net sales. The remaining 17% came from e-commerce channels.
The United States accounted for 81% of our net sales in the fiscal year ended March 31, 2025. The remaining 19% was attributable to international markets.
Customers
We have strong relationships with our retail customers such as Target, Walmart, Ulta Beauty, Amazon and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Our largest customers, Target, Walmart, Ulta Beauty and Amazon, accounted for 23%, 16%, 12% and 12%, respectively, of our net sales in the fiscal year ended March 31, 2025. No other individual customer accounted for 10% or more of our net sales in the fiscal year ended March 31, 2025. We expect that Target, Walmart, Ulta Beauty and Amazon, along with a small number of other customers will, in the aggregate, continue to account for a large portion of our net sales in the future.

As is customary in the industry, none of our customers are under any obligation to continue purchasing products from us in the future.
For more information regarding customer concentration, see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” of this report under the heading “Overview.”
Supply Chain
We have developed a scalable, asset-light supply chain centered on the combination of speed to market, high-quality and low costs. Our products are sourced and manufactured through close collaboration with a network of third-party manufacturers, primarily in China, with a portion of our products also sourced in Thailand, Taiwan, Europe, and the United States. We have ample manufacturing capacity as well as redundant capabilities in the event that one or more suppliers cannot meet our needs. Our broad supply base gives us the ability to fulfill our product requirements and remain cost competitive.
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
Our distribution centers are operated by leading third-party logistics providers. Our distribution center in California mainly serves our national retail customers, while our distribution centers in Utah, Ohio, Georgia, California and New Jersey serve our e-commerce consumers. For our international operations, we utilize third-party logistics providers in the UK, Germany, Canada and China to distribute to certain international customers and distributors. We have invested capital in picking, packaging, scanning and conveying technology to more fully automate our processes.
Employees and Human Capital Management
As of March 31, 2025, we had 633 full-time employees.
Social Impact and Commitments
Our Impact Report sets out our social and environmental goals and strategy across three categories - People, Product, and Planet. Details can be found in our Impact Report on our website (https://www.elfbeauty.com/impact). The information on, or that can be accessed through, our website, including our Impact Report and related materials, is not incorporated by reference into this Annual Report or any other filings we make with the SEC. Similarly, our disclosures on sustainability and related environmental, social, and governance (“ESG”) matters—whether herein or elsewhere—are informed by various frameworks and stakeholder expectations and, as such, are not necessarily “material” for purposes of our SEC filings (even if we use “material” or similar language in discussing such matters). Particularly in the ESG context, there are various definitions of materiality that differ from, and are often more expansive than, the definition under US federal securities laws
We are committed to our:
• People. We place a high priority on attracting, recruiting, developing, and retaining diverse global talent.
• Product. We lean into our superpowers, delivering premium quality beauty products at extraordinary prices with broad appeal that are vegan, cruelty free, clean and Fair Trade CertifiedTM.
• Planet. We are dedicated and committed to continually improving and taking meaningful actions to protect our planet.
People: Our People Power Our Performance
Our talented team of 633 people across the world immersed in our high performance, purpose-led culture fuels our results. We place a high priority on attracting, recruiting, developing and retaining diverse global talent. Our continued investments in our people and culture have positioned us as an employer of choice both in the beauty industry and our local communities.
We are keenly interested in our employees’ well-being, development and overall satisfaction. Engagement is a key factor we look to because it measures our team’s connection and commitment to both e.l.f. Beauty and our vision, mission and values. In FY 2025, we conducted our fourth annual engagement survey of all employees. Participation was at an all-time high at 91% — 10 percentage points above our participation rate two years ago. Our overall engagement score this year was 90% — 18 percentage points above the industry benchmark. Our Executive Team members review survey data and outcomes with their teams to create and evolve action plans to further enhance our employee experience.
We are deeply committed to diversity, equity and inclusion as exemplified by the diversity of both our Board of Directors and our employee base. We are proud to be one of only three public companies in the United States with a Board of Directors that is at least two-thirds women and at least one-third diverse (out of over 4,200 public companies). We’re also proud that our employee base, which is over 70% women, over 40% diverse and over 50% millennial and Gen Z, is representative of the young, diverse communities we serve.
The following table provides certain statistics of our team as of March 31, 2025:

	Board of Directors(1)	Executive Team(2)	Directors and Above(3)	All Employees(3)
Gender
Female	67%	57%	72%	71%
Male	33%	43%	28%	29%
Age
Gen Z and Millennial	—%	—%	45%	54%
All Other	100%	100%	55%	46%
Race / Ethnicity
Black or African American	11%	14%	2%	5%
Hispanic or LatinX	11%	—%	11%	16%
Asian	22%	29%	16%	17%
Native American	—%	—%	1%	—%
Two or More Races	—%	—%	2%	4%
White	56%	57%	67%	58%

(1)
Board of Directors statistics reflect the resignation of Beth Pritchard, effective March 31, 2025, as well as the appointment of Charles (“Chip”) Victor Bergh to the Board, effective as of April 1, 2025.

(2)	Executive Team includes our Executive Officers and the Vice President, General Manager of our China operations.
(3)	Employee demographic figures based on our full-time employees as of March 31, 2025. Race/ethnicity percentages exclude our employees outside of the United States.
Note: We are an equal opportunity employer and do not use race, ethnicity, gender or any other protected criteria as a factor in any employment decisions, such as hiring, promotions or compensation.
Product: We Make the Best of Beauty Accessible to Every Eye, Lip and Face
Delivering premium quality products at extraordinary prices is at the heart of our value proposition, democratizing access for millions of consumers who otherwise couldn't have the best of beauty. We believe that equally important is what goes into our products (and what doesn’t) and how our products are made. We were one of the first mass beauty brands to be vegan and cruelty free and are committed to formulating our products to meet high standards of clean beauty – choosing not to use over 2,500 ingredients in our formulations, compared to 11 ingredients restricted by the US Food and Drug Administration (the “FDA”).
We are proud to be the first beauty company to have a third-party manufacturing facility Fair Trade Certified™ – with more than 85% of our products now produced in Fair Trade Certified™ facilities. We choose to work with suppliers that uphold our principles and values and actively engage with them on sustainability topics. And we are committed to responsibly sourcing forest materials and sensitive ingredients such as mica and palm oil derivatives.

Planet: We Are Committed to Improving and Protecting Our Planet
We recognize the urgency of addressing environmental challenges head-on. Our dedication to sustainability acknowledges the significant work ahead, and we are committed to continually improving and taking meaningful actions to protect our planet. Climate change stands as one of the most pressing issues of our time, and we are committed to reducing our carbon footprint across our entire business.

Our packaging is central to our brand identity, yet it represents a significant environmental impact. To address this, we are focused on reducing packaging intensity, increasing circularity, and sourcing materials sustainably. Understanding our water footprint is another critical aspect of our sustainability efforts. From being an essential ingredient in our products to its use in our suppliers' manufacturing processes, we are implementing innovative solutions to reduce usage and increase efficiency. We seek to ensure that sustainability is embedded throughout our supply chain. Our holistic approach to collaborating with our suppliers fosters a culture of responsibility and innovation, enabling our purpose-led, results-driven philosophy.
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
The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions, or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of products. In addition, under the Modernization of Cosmetic Regulation Act of 2022 (“MoCRA”), manufacturers and processors of cosmetic products are required to register their facilities and list their products with the FDA, and are subject to additional obligations, including adverse event reporting and record retention requirements, safety substantiation requirements and, once implemented by regulation, mandatory GMP requirements and labeling requirements for certain products. Under MoCRA, the FDA was also granted enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access certain product records.
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
Segments
We operate our business as a single operating and reportable segment. For more information regarding segment reporting, see Note 2, “Summary of significant accounting policies” in our consolidated financial statements.
Geographic Information
For information regarding the geographic source of our net sales and the location of our long-lived assets, see Note 2, “Summary of significant accounting policies” in our consolidated financial statements. For information regarding the risks related to our non-US operations, see Part I, Item 1A “Risk factors.”
Corporate Information
e.l.f. Beauty was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and we changed our name to e.l.f. Beauty, Inc. in April 2016. We completed the initial public offering of our common stock in September 2016. Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ELF." Our principal executive offices are located at 570 10th Street, Oakland, California 94607. Our telephone number is (510) 778-7787 and our investor relations website can be found at www.elfbeauty.com. e.l.f. Beauty operates through its principal subsidiaries, e.l.f. Cosmetics, Inc., which conducts business under the names “e.l.f. Cosmetics” or "e.l.f.,” “e.l.f. SKIN,” “Keys Soulcare,” Well People, Inc., which conducts business under the name “Well People,” and Naturium LLC, which conducts business under the name “Naturium.”

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
•our products may be the subject of regulatory actions, including, but not limited to, actions by the FDA, the FTC and the CPSC and comparable foreign authorities outside the United States;
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
Acquisitions or investments, such as our potential acquisition of rhode, could disrupt our business and harm our financial condition.
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
If we are unable to address these difficulties and challenges or other problems encountered in connection with any acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, and we might incur unanticipated liabilities or otherwise suffer harm to our business generally. For example, if we consummate the acquisition of HRBeauty LLC (“rhode”) and the integration of rhode's business with our business is more difficult, costly or time-consuming than expected, we may not fully realize the expected benefits of our acquisition of rhode, which may adversely affect our business, financial condition and results of operations. See also “Risk factors related to our acquisition of rhode.”
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
Risk factors related to our acquisition of rhode.
We have made certain assumptions relating to our potential acquisition of rhode that may prove to be materially inaccurate.

We have made certain assumptions relating to our potential acquisition of rhode that may prove to be inaccurate, including as the result of the failure to realize the expected benefits of the acquisition, failure to realize expected revenue growth rates and higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect rhode. If we consummate the acquisition of rhode and the assumptions are incorrect, our business, financial condition and results of operations may be materially adversely affected.
rhode may have liabilities that are not known to us.
rhode may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with our acquisition of rhode. We may learn additional information about rhode that materially and adversely affects us and rhode, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Moreover, rhode may be subject to audits, reviews, inquiries, investigations and claims of non-compliance and litigation by federal and state regulatory agencies which could result in liabilities or other sanctions. Any such liabilities or sanctions, individually or in the aggregate, could have an adverse effect on our business, financial condition and results of operations.

The success of our acquisition of rhode will depend, in part, on our ability to successfully integrate and retain key employees of, and other certain personnel affiliated with, rhode.

If we consummate the acquisition of rhode, we must continue to retain, motivate and recruit executives, other key employees and service providers and certain personnel from rhode following the acquisition, including Hailey Bieber, the founder of rhode, who is essential to the rhode brand and who is prominently involved in the marketing of the rhode brand to consumers. rhode's performance will be substantially dependent on the performance of certain of its key employees, management and other certain personnel, specifically Hailey Bieber. A failure by us to attract, retain and motivate key employees and certain personnel of rhode, in particular Hailey Bieber, could have a negative impact on rhode’s business, our ability to successfully complete the acquisition of rhode, and our business, financial condition and results of operations.
Furthermore, if we successfully acquire rhode and key employees and certain personnel depart, choose not to be employees or advisors of rhode or our company following the acquisition, or are at risk of departing due to issues including the uncertainty of integration or a desire not to become employees or advisors of our company, we may incur significant costs to retain such individuals or to identify, hire and retain replacements for departing rhode employees and personnel. Additionally, our failure to retain these individuals may result in the loss of significant expertise and branding opportunities relating to the business of rhode, and our ability to realize the anticipated benefits of the acquisition of rhode may be adversely affected.

Risk factors related to our business operations and macroeconomic conditions
Additional US tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on the Company’s financial condition and results of operations.
Starting in July 2018, the US government announced a series of lists covering thousands of categories of Chinese origin products subject to US tariffs in addition to the tariffs that have historically applied to such products. The majority of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. In March and April 2025, the Trump administration announced a series of additional tariffs on most products from countries worldwide, including higher tariffs on substantially all products of Chinese origin. Since then, the Trump administration has reduced or temporarily paused some of the increased tariffs. We cannot predict whether such reductions will remain in place or pauses will be extended or will lapse, whether the Trump administration will continue to increase tariffs, or whether the Trump administration will enter into agreements with countries to reduce tariffs

Nonetheless, as a result of the additional US tariffs announced since early 2025, the Company will raise prices globally for all products sold, which could result in the loss of consumers and materially and adversely affect our business, financial condition and results of operations. The Company may also seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its, costs, sales, business, financial condition and results of operations. Additional tariff increases or trade restrictions imposed by the United States could materially adversely affect the results of operations of the Company's US business. We cannot predict whether these policies will continue or if new policies will be enacted; however, we could experience a material adverse effect on our business, financial condition and results of operations if these or other incremental tariffs go into effect.

There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by China and other countries, leading to a global trade war. Trade restrictions implemented by the United States, China, Canada, the UK, the European Union (the “EU”) or any of the other jurisdictions in which we conduct significant business in connection with a global trade war could result in us raising prices further or making changes to our operations, any of which could result in a material adverse effect on our financial condition and results of operations.

A disruption in our operations, including a disruption in the supply chains for our products, could materially and adversely affect our business.

As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (such as the recent port strike), disruptions or delays in shipments, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters (such as the January 2025 Southern California wildfires and the 2024 Atlantic hurricanes), pandemics (such as the coronavirus pandemic), border disputes, international conflict (such as the ongoing military conflict in Ukraine and the Middle East), acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
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
We use multiple third-party suppliers and manufacturers, primarily based in China, to source and manufacture the majority of our products. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. Further, we are subject to risks associated with disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes (such as the recent port strike), product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
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

Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the UK, the EU, China or any of the other jurisdictions in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as higher inflation rates in the United States, which increased in the second half of 2021 and have remained above the Federal Reserve’s inflation target, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures. In addition, the global macroeconomic environment has been negatively affected by, among other things, the 2024 presidential election, increased US trade tariffs and trade disputes between the United States, China and other countries, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. In early 2025, there have been significant changes and proposed changes to US trade policies. Since March 2025, President Trump has announced new tariffs on foreign imported goods from countries worldwide, including additional tariffs on substantially all products imported from China. Some of these tariffs have been paused or reduced, but we cannot predict whether any of these reductions will remain in place or pauses will lapse or be extended, or whether any tariffs will be increased or decreased. These additional tariffs, including pauses, reductions or additional increases, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, have introduced significant uncertainty into the market and may affect the cost to manufacture our products and the prices of and demand for our products, which could have a material and adverse effect on our business, financial condition and results of operations. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.
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
Our success depends, in part, on our ability to attract and retain key employees, including our executive officers, senior management team and operations, finance, sales and marketing personnel. The labor markets in the United States, China and the UK, where most of our employees are located, are hyper competitive, and attracting and retaining top talent requires significant organizational costs and attention. We are a relatively small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a larger company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our Chief Executive Officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.
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
The emergence of another pandemic, epidemic or infectious disease outbreak, and any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, financial condition and results of operations. There is a risk that our suppliers and distribution centers may become less productive or encounter disruptions as a result of the emergence and spread of another disease, and/or these facilities may no longer be allowed to operate based on directives from public health officials or government authorities in the United States, Canada, the UK, the EU, China or other jurisdictions. Such events could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.
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

As of March 31, 2025, we had a total of $256.7 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $243.3 million under our Amended Revolving Credit Facility (as defined in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays and digital investments. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions.
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
We are subject to the income tax laws of the United States and several international jurisdictions. Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence or changes ushered in by the Trump administration, could materially and adversely affect our business, financial condition and results of operations.
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
The risks described here are heightened due to the increase in remote working and the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. A portion of our personnel is currently working under our hybrid model of three days in the office and two days remote, while others work remote entirely. It is possible with this model that the execution of our business plans and operations could be negatively impacted. Additionally, if a natural disaster (such as the January 2025 Southern California wildfires), power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in heightened consumer privacy, IT security and fraud concerns, potentially disrupting our operations.
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

The implementation of new information technology systems, such as our implementation of SAP software, or any modification of our key information systems may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, despite extensive planning, we could experience disruptions related to the implementation of SAP because of the project’s complexity and difficulties with implementing new technology systems. The potential adverse consequences could include delays, significant system failures, loss of information, diminished management reporting capabilities, disruptions in our business operations, including the inability to perform or process routine business transactions, harm to our control environment, diminished employee productivity and unanticipated increases in costs, which may have a material adverse effect on our business, financial condition and results of operations.
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
We are implementing the use of AI solutions, including machine learning and generative AI tools, to collect, aggregate, and analyze data in support of product development, internal operations, and other business functions. These applications are expected to become increasingly integral to our operations over time. The adoption of AI introduces a number of risks inherent to emerging technologies. AI algorithms are based on complex statistical models and predictive analytics, which can lead to inaccuracies, unintended biases, discriminatory outcomes, or flawed recommendations. These issues could harm our brand, reputation, business, customer relationships, or regulatory standing. Further, while AI may improve operational efficiencies, there is no assurance that it will consistently deliver such benefits, and reliance on AI without appropriate human oversight and controls may introduce additional vulnerabilities.

Our ability to compete effectively could be adversely impacted if competitors or other third parties incorporate AI into their businesses more rapidly, effectively or innovatively than we do. Successful, ethical, and responsible implementation of AI solutions will require significant investments in infrastructure, talent, governance, and ongoing monitoring mechanisms.

The use of AI may also heighten cybersecurity, intellectual property, and data privacy risks, including unintended exposure, misuse, or theft of proprietary, personal, or otherwise sensitive information. In addition, evolving AI technologies and their novel use cases are developing faster than the applicable legal and regulatory frameworks. Future legislation, standards, or regulations — domestically and internationally — could impose substantial obligations, operational restrictions, penalties, or compliance costs on businesses using AI.

The regulatory framework for machine learning technology, AI and automated decision making and the technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. Further, there is an increase in litigation in a number of jurisdictions, including the United States, relating to the use of AI, particularly generative AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

For example, in the European Union, the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market, entered into force on August 1, 2024. While the majority of the substantive requirements will only apply two years later, certain of its provisions regarding prohibited AI systems and AI literacy obligations are already applicable. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of AI and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions as well, or that existing laws and regulations may be interpreted in ways that would affect the way in which we use AI and machine learning technology. Such additional regulations may impact our ability to develop, use and commercialize AI in the future.

Due to the rapidly changing landscape of AI technologies, associated risks may emerge that we cannot currently predict or mitigate. Our ability to adapt to new regulations, technological shifts, ethical standards, and stakeholder expectations regarding AI may materially impact our operations, financial condition, or reputation. We are actively evaluating and developing AI governance frameworks to monitor and mitigate these risks, but we cannot guarantee that all risks associated with AI usage will be fully anticipated or addressed.

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
We have in place technical and organizational measures designed to maintain the security and safety of critical proprietary, personal, employee, customer and financial data. However, despite these efforts, advances in technology, the pernicious ingenuity of criminals, new exposures via cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or personal data. We and our service providers may not be able to prevent third parties, including criminals, competitors, state-sponsored organizations, opportunistic hackers and hacktivists or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software (including ransomware) on our e-commerce websites or mobile applications or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems, and we may be vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Further, there can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and data.
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
Furthermore, we are subject to diverse laws and regulations in the United States, the EU, and other international jurisdictions that require notification to affected individuals in the event of a breach involving personal information. These required notifications can be time-consuming and costly. Furthermore, failure to comply with these laws and regulations could subject us to regulatory scrutiny and additional liability. Although we maintain relevant insurance, we cannot be certain that our insurance coverage will be adequate for all breach related liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
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
We currently source and manufacture the majority of our products from third-party suppliers and manufacturers in China. As of March 31, 2025, we had 108 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, privacy, hygiene supervision and other matters. For example, in December 2021, the US Congress enacted the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (“XUAR”). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Currently, considerable uncertainty surrounds the future trade relationship between the United States and China. The US government has implemented significant changes to US trade policy with respect to China since 2018, including the most recent tariff increases introduced by the Trump administration. Given the recent volume of executive orders from the Trump administration, we cannot predict additional near-term changes in the US trade policy with China; however, such changes may materially and adversely impact our business, financial condition and results of operations. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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
International sales and increased international operations may be subject to risks such as:
•changes in political, regulatory, legal or economic conditions, including as a result of the 2024 presidential election;

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
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “personal information”), including from and about actual and prospective customers, as well as our employees and business contacts. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process personal information on our behalf.
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
For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect personal information, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.

In addition, in recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act (the “CCPA”) requires certain disclosures to California residents regarding a business’s data processing activities, affords California consumers rights with respect to their personal information (including the rights related to access to and deletion of personal information, and the right to opt out of certain disclosures of their personal information), and establishes significant penalties for noncompliance. Following this trend, several other states have enacted or are considering enacting data protection legislation that may impose significant obligations and restrictions. The enactment of such laws could create conflicting requirements, compliance with which could result in additional compliance costs. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.

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
We are also subject, under the GDPR, to restrictions on cross-border transfers of personal data out of the European Economic Area (the “EEA”) and UK, where legal developments have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the United States. We rely on the standard contractual clauses (“SCCs”) to transfer data outside of the EEA/ UK in some situations; however, the Court of Justice of the European Union has stated that reliance on the SCCs alone may not be sufficient, and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or continue to take enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing and, notably, recent European court and regulator decisions are driving increased attention to these issues. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand consumers’ Internet usage, online shopping and other relevant online behaviors, as well as the effectiveness of our marketing and our business generally. Such regulations, including uncertainties about how well the advertising technology ecosystem can adapt to legal changes around the use of tracking technologies, may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing. We may also be subject to fines and penalties for non-compliance with any such laws and regulations. The decline of cookies or other online tracking technologies as a means to identify and target potential purchasers may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. For example, we are currently parties to litigation as described in Note 9 Commitments and Contingencies, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, privacy claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
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
We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, X (formerly Twitter), Roblox, Twitch, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control. For example, lawmakers in the United States, Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, President Biden signed a bill to force a sale of TikTok by its Chinese owner, ByteDance, by January 19, 2025 or institute a first-of-its-kind ban on the app in the United States. Though ByteDance did not sell TikTok by the deadline, President Trump signed an executive action on January 20, 2025 that delayed enforcement of the TikTok ban for 75 days and, on April 4, 2025, granted another 75-day extension. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations. Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
There is an increased focus from certain investors, customers, consumers, employees, policymakers and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we may announce certain initiatives, including goals regarding our focus areas, which include environmental matters, packaging, responsible sourcing and social investments. However, such initiatives can be costly and may not have the desired effect. For example, we could fail, or be perceived to fail, in our achievement of such initiatives or goals or in accurately reporting our progress on such initiatives and goals. In addition, such initiatives and reporting often rely on methodologies, standards, and data that are subject to varying interpretations and continuing to evolve. Our approach to such matters likewise evolves, and we cannot guarantee that our approach will align with the expectations of any particular stakeholder. Stakeholder expectations (as well as associated ratings and assessments) are not uniform, which can result in additional costs or complexities in navigating these matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, ESG-related legislation and regulation is being implemented across the world, including in the United States, and any such legislation or regulation may impose additional compliance burdens on us and on third parties in our value chain, which could potentially result in increased administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products. For example, policymakers such as the SEC, various US states, and the European Union have adopted (or are considering adopting) rules for various climate- or ESG-related disclosures or actions. While certain of these rules have been challenged or paused, the imposition of such obligations either now or in future may cause us to incur significant expenditures, which will then increase our operating expenses. As with other stakeholders, such regulations are not uniform (and at times may even contradict), which can increase the cost and complexity of compliance, as well as associated risks.
We aim to appropriately consider and manage ESG matters related to our business. However, in light of increasing scrutiny from investors, customers, consumers, employees, policymakers and other stakeholders (as well as fragmentation in such stakeholders’ expectations), there can be no certainty that we will manage such issues successfully. Increasingly, both advocates and opponents of certain ESG efforts are resorting to activism, including litigation, to advance their perspectives. Responding to such efforts is costly, and any failure to successfully navigate stakeholder expectations or legal requirements (including any novel interpretations of existing laws and regulations) may result in negative publicity, reputational damage, issues with attracting or retaining customers, consumers or employees, regulatory or investor engagement, or other issues, which will adversely affect our business, financial condition, and results of operations. We may be particularly vulnerable to some forms of scrutiny due to our articulated purposes to offer inclusive, accessible, clean, vegan and cruelty free cosmetics and skin care products. Additionally, certain of our stakeholders may be subject to similar risks as described in this risk factor, which may exacerbate or may result in additional or more severe risks to us.
We are subject to a series of risks related to climate change.
There are inherent climate-related risks wherever businesses operate. Extreme weather events and other natural disasters—such as storms, wildfires, floods, droughts, and earthquakes—can damage facilities or otherwise disrupt our operations or those of our value chain. Climate change is expected to increase the intensity and frequency of such phenomena, as well as result in various chronic changes (such as sea-level rise and changes in meteorological, hydrological, and biological patterns) that may result in similar risks. Attention to climate change, as well as efforts by various stakeholders to transition to a low-carbon society, may also result in various risks, including from changes in regulation and consumer behavior. For more information, see our risk factor “Our business could be negatively impacted by corporate citizenship and sustainability matters.”

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
On August 27, 2024, we announced that our board of directors authorized a new share repurchase program allowing us to repurchase up to $500 million of our outstanding shares of common stock (the “2024 Share Repurchase Program”), of which $450.0 million remains available for future share repurchases as of March 31, 2025. We repurchased a total of 701,346 shares for $50.0 million during the three months ended March 31, 2025 under this 2024 Share Repurchase Program. Our previous $25 million share repurchase program, authorized in 2019, was exhausted following our use of approximately $17 million in cash to repurchase 108,753 shares during the three months ended September 30, 2024. The shares were immediately retired after repurchase. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which has increased the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had approximately 193.7 million shares of common stock authorized but unissued and 56.3 million shares of common stock outstanding as of May 22, 2025. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the Acquisition. The proposed acquisition of rhode contemplates the issuance of approximately 2.6 million shares of the Company’s common stock.

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
c.the use of external service providers, including third party advisory firms, where appropriate, to assess, test or otherwise assist with and/or audit aspects of our security processes;
d.cybersecurity awareness training of our employees;
e.a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, including an enterprise-wide escalation protocol; and
f.a third-party risk management process for service providers based on our assessment of their criticality to our operations and respective risk profile.

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

The Board receives periodic reports from management on our cybersecurity threats, incident preparedness, mitigation strategies, and related cyber risk management program enhancements. Board members also receive presentations on emerging topics in cybersecurity risk and regulation from our Chief Digital Officer (“CDO”) as part of the Board’s continuing education on topics that impact public companies. In addition, management is prepared to update the Board, as it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.

Our CDO has primary responsibility for, and works collaboratively across the Company to implement and maintain, our cybersecurity risk management program designed to protect our information systems from cybersecurity threats and to respond to any cybersecurity incidents in accordance with our incident response plans. Our CDO leads a team, including a number of cybersecurity professionals, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in close coordination with senior leadership and other teams across the Company. In addition to our extensive in-house cybersecurity capabilities, at times we also engage consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks. Our CDO leads the core elements of e.l.f. Beauty’s IT and digital functions, including IT infrastructure, systems and security, digital experience and operations, and consumer technology. Our CDO has served in various roles in information technology and cybersecurity leadership for over 25 years, has completed the Harvard Cybersecurity Program and is an active participant in industry consortia focused on data privacy and AI security. Her background includes developing and deploying enterprise risk management frameworks and leading initiatives that integrate AI into cybersecurity and compliance. As a thought leader in the intersection of artificial intelligence and cybersecurity, her expertise aligns with the critical needs of the constantly changing cybersecurity landscape and managing digital risk.

The CDO is supported by two senior cybersecurity professionals — our external Chief Information Security Officer (“CISO”) and our Director, IT Infrastructure & Security. The CISO brings over two decades of experience building and scaling cybersecurity programs in high-growth enterprise environments, including leading the security function for a publicly traded cloud technology company. This individual has previously served in cybersecurity leadership roles at global financial services and payment technology companies and currently advises Fortune 500 companies through virtual CISO services. In addition to operational leadership, this professional is also a cybersecurity educator, contributing to the development of future security talent at the collegiate level. Our Director, IT Infrastructure & Security holds an advanced degree in cybersecurity operations and leadership and has more than 20 years of experience managing IT infrastructure, enterprise security operations, and risk mitigation strategies. She has led initiatives to build and scale global Security Operations Centers (SOCs), implement zero trust architecture, and design infrastructure hardening practices across multiple sectors, including high-tech and financial institutions.

Our management stays informed about cybersecurity developments and threats through internal and external threat intelligence, third-party risk assessments, and continuous monitoring systems deployed across the enterprise.

Item 2. Properties.
Our principal executive offices are located in Oakland, California. We also occupy offices and distribution centers in the United States and abroad, as indicated below.

Location/Facility	Leased/Owned	Use
Oakland, California	Leased	Corporate headquarters
New York, New York	Leased	Corporate offices
Los Angeles, California	Leased	Corporate offices
Fairfield, New Jersey	Leased	Corporate offices
London, UK	Leased	Corporate offices
Shanghai, China	Leased	Corporate offices
Ontario, California	Leased	Distribution
Lutterworth, UK	Leased	Distribution
Our properties total an aggregate of approximately 136,683 square feet of commercial space and approximately 554,695 square feet of commercial space for our distribution centers.
All of our properties are leased. The leases expire at various times through 2036, subject to renewal options. We consider our properties to be generally in good condition and believe that our existing facilities are adequate to support our existing operations.
We also use distribution centers that are operated by third-parties and located in West Chester Township, Ohio, West Jordan, Utah, Fairburn, Georgia, Vernon, California, Fairfield, New Jersey, Gosport Hants, England, Rodgau, Germany, Milton, Canada and Shanghai, China.

Item 3. Legal proceedings.
We are from time to time subject to, and are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations. See Note 9 Commitments and Contingencies, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details regarding current legal proceedings.
Item 4. Mine safety disclosures.
Not applicable.

PART II
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities.
Market information for common stock.
Our common stock began trading on the NYSE under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. On May 22, 2025, the closing price for our common stock as reported by the NYSE was $82.78.
Holders of record
As of May 22, 2025, the approximate number of common stockholders of record was 16. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
There were no dividends declared or paid during the fiscal year ended March 31, 2025. Since our initial public offering on September 22, 2016, we have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Amended Credit Agreement limits our ability to pay dividends to our stockholders.
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
The following graph compares the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the 5-year period covering March 31, 2020, through March 31, 2025. The graph assumes an investment of $100 made at the closing of trading on March 31, 2020 in (i) our common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

Total Cumulative Stockholder Return
$2,200
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
Period Ended
e.l.f. Beauty, Inc.
S&P 500 Index
S&P 500 Consumer Discretionary Index

$100 investment in stock or index	3/31/20	6/30/20	9/30/20	12/31/20	3/31/21	6/30/21	9/30/21
e.l.f. Beauty, Inc. (ELF)	$100.00	$193.80	$186.69	$256.00	$272.66	$275.81	$295.22
S&P 500 Index (GSPC)	$100.00	$119.95	$130.12	$145.33	$153.71	$166.27	$166.66
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$132.86	$152.87	$165.16	$170.29	$182.12	$182.13

$100 investment in stock or index	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22	3/31/23	6/30/23
e.l.f. Beauty, Inc. (ELF)	$337.50	$262.50	$311.79	$382.32	$561.99	$836.89	$1,160.87
S&P 500 Index (GSPC)	$184.41	$175.29	$146.46	$138.73	$148.55	$158.99	$172.19
S&P 500 Consumer Discretionary Index (S5COND)	$205.51	$186.96	$138.06	$144.08	$129.41	$150.29	$172.19

$100 investment in stock or index	9/30/23	12/31/23	3/31/24	6/30/24	9/30/24	12/31/24	3/31/25
e.l.f. Beauty, Inc. (ELF)	$1,116.16	$1,466.87	$1,992.17	$2,141.46	$1,108.03	$1,275.91	$638.11
S&P 500 Index (GSPC)	$165.91	$184.55	$203.30	$211.27	$222.96	$227.57	$217.13
S&P 500 Consumer Discretionary Index (S5COND)	$163.92	$184.29	$193.46	$194.72	$209.91	$239.83	$206.73

Recent sales of unregistered securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
The following table presents the share repurchase activity by the Company during the three months ended March 31, 2025.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1 - January 31, 2025	—	$—	—	$500,000,000
February 1 - February 28, 2025	701,346	$71.29	701,346	$450,000,061
March 1 - March 31, 2025	—	$—	—	$450,000,061
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
A total of $450.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of March 31, 2025.
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
We believe our ability to deliver cruelty free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. Additionally, we believe the combination of our passionate team of owners, value proposition, powerhouse innovation, disruptive marketing engine and productivity model have positioned us well to navigate the competitive beauty market.
The Company's family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People and Keys Soulcare. The Company's brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Ulta Beauty, Amazon and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
For additional information regarding our business, see Part I, Item 1, “Business.”
Potential Impact of Tariffs
Starting in July 2018, the US government announced a series of lists covering thousands of categories of Chinese origin products subject to US tariffs in addition to the tariffs that have historically applied to such products. The majority of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. Furthermore, in March and April 2025, the Trump administration announced a series of additional tariffs on products from countries worldwide, some of which have been temporarily paused or reduced.

The US tariff policies are continuing to evolve. As a result, our risks and mitigation plans will also continue to evolve as further developments arise. Any alteration of trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on imports from China to the United States may result in further or higher tariffs or retaliatory trade measures by China. We are in the process of determining our incremental tariff cost exposure in light of continuing changes to tariff policies, and the full extent of our potential mitigation plans, as well as the associated timing to implement such plans. To mitigate our risk of ongoing exposure to tariffs, the Company will raise prices globally for all products sold. The Company may also seek to shift production outside of China into regions where we expect tariffs to be lower and to source the same products in more than one region, to the extent it is possible and not cost-prohibitive.

See the risk factor titled “Additional US tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on the Company’s financial condition and results of operations” included as part of Item 1A. Risk Factors of this Annual Report on Form 10-K for additional information regarding risk related to tariffs.

Entered Definitive Agreement to Acquire rhode

On May 28, 2025, the Company entered into a definitive agreement to acquire rhode, a fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber and known for its collection of high-performance, skin-focused products. The deal is comprised of $800.0 million at closing, subject to customary adjustments, in a combination of $600.0 million of cash and $200.0 million of stock, and potential earnout consideration of up to $200.0 million based on the future growth of the brand over a three-year timeframe. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of Fiscal 2026. The transaction will be accounted for as a business combination using the acquisition method of accounting, which requires certain assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. As of the date of this filing, the Company is currently evaluating the preliminary allocation of the purchase price to the net assets acquired and liabilities that will be assumed in the transaction.

Our Acquisition of Naturium

On October 4, 2023, we consummated our acquisition of Naturium LLC, a Delaware limited liability company (“Naturium”), and TCB-N Prelude Blocker Corp., a Delaware corporation (“Blocker”), pursuant to a Securities Purchase Agreement, dated August 28, 2023 (the "Purchase Agreement"), by and among the Company, e.l.f. Cosmetics, Inc., Naturium, Blocker and various sellers. Pursuant to the Purchase Agreement, we acquired all rights, title and interest in and to the outstanding equity securities of Naturium and Blocker for a purchase price of $333.0 million paid in cash and shares of our common stock (the "Acquisition"). See Note 3, “Acquisition,” in our consolidated financial statements for further details.

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
Our largest customers, Target, Walmart, Ulta Beauty and Amazon, accounted for 23%, 16%, 12%, and 12% respectively, of our net sales in the fiscal year ended March 31, 2025. No other individual customer accounted for 10% or more of our net sales in the fiscal year ended March 31, 2025. National and international retailers comprised 83% of our net sales. The remaining 17% came from e-commerce channels in the fiscal year ended March 31, 2025.
The primary market for our products is in the United States, which accounted for 81% of our net sales in the fiscal year ended March 31, 2025. The remaining 19% was attributable to international markets, primarily the UK and Canada.
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
Historically, we have improved our gross margin largely through changes in our product mix, pricing, and cost reductions in our supply chain. Other drivers of changes in gross margin, include fluctuations in foreign exchange rates, tariffs, certain costs related to space expansion and retailer activity, changes in customer mix, and changes in the balance of reserves for excess and obsolete inventory, among other things.

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
Interest expense, net
Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 8 to the Notes to consolidated financial statements in Part IV, Item 15 “Exhibits, financial statement schedules.”
Other income (expense), net
We are exposed to periodic currency fluctuations given our purchasing and selling activities in various countries. Other income (expense), net is primarily related to foreign exchange rate movements.
Income tax provision
The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes and certain permanent tax adjustments. Our effective tax rate will change from period to period based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax audit settlements, the interaction of various tax strategies and the impact of permanent tax adjustments, such as those related to stock-based compensation and executive compensation deduction limitations.
Net income
Our net income for future periods will be affected by the various factors described above.
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented.

	Fiscal year ended March 31,
(in thousands)	2025	2024	2023
Net sales	$1,313,517	$1,023,932	$578,844
Cost of sales	377,831	299,836	188,448
Gross profit	935,686	724,096	390,396
Selling, general and administrative expenses	777,659	574,418	322,253
Operating income	158,027	149,678	68,143
Other income (expense), net	1,294	1,210	(1,875)
Impairment of equity investment	—	(2,875)	—
Interest expense, net	(13,813)	(7,023)	(2,018)
Loss on extinguishment of debt	(13)	—	(176)
Income before provision for income taxes	145,495	140,990	64,074
Income tax provision	(33,406)	(13,327)	(2,544)
Net income	$112,089	$127,663	$61,530

	Fiscal year ended March 31,
(percentage of net sales)	2025	2024	2023
Net sales	100%	100%	100%
Cost of sales	29%	29%	33%
Gross profit	71%	71%	67%
Selling, general and administrative expenses	59%	56%	56%
Operating income	12%	15%	12%
Other income (expense), net	—%	—%	—%
Impairment of equity investment	—%	—%	—%
Interest expense, net	(1)%	(1)%	—%
Loss on extinguishment of debt	—%	—%	—%
Income before provision for income taxes	11%	14%	11%
Income tax provision	(3)%	(1)%	—%
Net income	9%	12%	11%
Comparison of the fiscal year ended March 31, 2025 to the fiscal year ended March 31, 2024
Net sales
Net sales increased $289.6 million, or 28%, to $1,313.5 million in the fiscal year ended March 31, 2025, from $1,023.9 million in the fiscal year ended March 31, 2024. The increase was driven by strength across our retailer and e-commerce channels. Net sales increased $221.6 million, or 26%, in our retailer channels and $68.0 million, or 42%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $246.1 million of the increase in net sales. A higher average item price and mix within retailer and e-commerce orders drove the remaining $43.5 million increase in net sales as compared to the fiscal year ended March 31, 2024.
Gross profit
Gross profit increased $211.6 million, or 29%, to $935.7 million in the fiscal year ended March 31, 2025, compared to $724.1 million in the fiscal year ended March 31, 2024. Higher unit volume drove $174.0 million of the increase in gross profit, with the remaining increase of $37.6 million driven by higher average item price and mix. Gross margin was 71.2% in the fiscal year ended March 31, 2025 an increase of approximately 50 basis points as compared to 70.7% gross margin in the fiscal year ended March 31, 2024. The increase in gross margin rate was primarily driven by favorable foreign exchange impacts on goods purchased from China and cost savings, partially offset by mix.
Selling, general and administrative expenses
SG&A expenses were $777.7 million in the fiscal year ended March 31, 2025, an increase of $203.2 million, or 35%, from $574.4 million in the fiscal year ended March 31, 2024. SG&A expenses as a percentage of net sales was 59% for the fiscal years ended March 31, 2025 and 56% for the fiscal year ended March 31, 2024. The increase on a dollar basis was primarily related to increased marketing and digital spend of $62.8 million, increased compensation and benefits expense of $60.3 million, increased operations costs of $23.2 million, increased retail fixturing and visual merchandising costs of $23.1 million, increased general and administrative costs of $18.9 million and increased depreciation and amortization of $13.9 million.
Other income (expense), net
Other income, net was $1.3 million in the fiscal year ended March 31, 2025, as compared to other income, net of $1.2 million in the fiscal year ended March 31, 2024, relatively flat year-over-year.
Impairment of equity investment
We recorded an impairment charge on one of our investments of $2.9 million during the fiscal year ended March 31, 2024, as an identified event or change in circumstances resulted in an indicator of impairment. We did not record an impairment charge on our investment during the fiscal year ended March 31, 2025 as any identified events or changes in circumstances did not result in an indicator of impairment during that period.

Interest expense, net
Interest expense increased $6.8 million, or 97%, to $13.8 million in the fiscal year ended March 31, 2025, as compared to $7.0 million in the fiscal year ended March 31, 2024. The increase was primarily due to additional borrowings as well as higher interest costs and lower interest earned on our cash balances. See Note 8, “Debt,” in our consolidated financial statements for further details on our debt.
Income tax provision
The income tax provision was $33.4 million, or an effective rate of 23% for the twelve months ended March 31, 2025, as compared to a provision of $13.3 million, or an effective rate of 9% for the twelve months ended March 31, 2024. The change in the income tax provision was primarily driven by a decrease in discrete tax benefits of $14.3 million, primarily related to limitations on executive compensation deductions for certain stock-based compensation, partially offset by the tax effects of an increase in income before taxes of $4.5 million, resulting in a higher provision.
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
Impairment of equity investment
Impairment of equity investment was $2.9 million in the fiscal year ended March 31, 2024. We elected the measurement alternative for equity investments that do not have readily determinable fair values. We recorded an impairment charge on one of our investments of $2.9 million during the fiscal year ended March 31, 2024, as an identified event or change in circumstances resulted in an indicator of impairment. We did not record an impairment charge on our investment during the fiscal year ended March 31, 2023 as any identified events or changes in circumstances did not result in an indicator of impairment during that period.

Interest expense, net
Interest expense increased $5.0 million, or 248%, to $7.0 million in the fiscal year ended March 31, 2024, as compared to $2.0 million in the fiscal year ended March 31, 2023. The increase was primarily due to additional borrowings for the fiscal year ended March 31, 2024 as well as higher interest costs, partially offset by increased interest earned on our cash balances. See Note 8, “Debt,” in our consolidated financial statements for further details on our debt.
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
As of March 31, 2025, we had $148.7 million of cash and cash equivalents. In addition, as of March 31, 2025, we had borrowing capacity of $243.3 million under the Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers, and the general seasonality of our business. As of March 31, 2025, we had working capital, excluding cash, of $214.8 million, compared to $69.8 million as of March 31, 2024. Working capital, excluding cash and debt, was $214.8 million and $170.1 million as of March 31, 2025 and March 31, 2024, respectively.
We believe that our operating cash flow, cash on hand and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of March 31, 2025 was $243.3 million. If necessary, we can borrow funds under the Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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

Cash flows

	Fiscal year ended March 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$133,840	$71,154	$101,883
Investing activities	(19,097)	(284,660)	(1,723)
Financing activities	(74,449)	200,945	(22,735)
Cash provided by operating activities
For the fiscal year ended March 31, 2025, net cash provided by operating activities was $133.8 million. This included net income, before deducting depreciation, amortization and other non-cash items of $238.9 million, partially offset by an increase in net working capital of $105.0 million. The increase in net working capital was primarily driven by a $2.7 million increase in accounts receivable, a $75.9 million increase in prepaid and other assets, a $7.9 million decrease in other liabilities, and a $23.4 million decrease of accounts payable and accrued expenses, partially offset by a $4.9 million decrease in inventory
For the fiscal year ended March 31, 2024, net cash provided by operating activities was $71.2 million. This included net income, before deducting depreciation, amortization and other non-cash items of $205.5 million, partially offset by an increase in net working capital of $123.8 million and payment of acquisition-related seller expenses of $10.5 million in connection with the Acquisition. The increase in net working capital was primarily driven by a $93.9 million increase in inventory. The increase was reflective of building inventory to support net sales growth, as well as $10.0 million related to Naturium inventory, and $7.8 million related to a change in certain vendor arrangements where we now take ownership of inventory at shipment from China versus when it enters our U.S. distribution center. Additional changes in working capital include a $49.6 million increase in accounts receivable, a $55.2 million increase in prepaid and other assets, and a $6.3 million decrease in other liabilities, partially offset by an $81.2 million increase of accounts payable and accrued expenses.
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
Cash used in investing activities
For the fiscal year ended March 31, 2025, net cash used in investing activities was $19.1 million. This includes capital expenditures related to fixturing, equipment and software of $18.5 million, and contributions to other investment of $0.6 million.
For the fiscal year ended March 31, 2024, net cash used in investing activities was $284.7 million. This includes $275.0 million paid for the Acquisition, net of cash acquired, capital expenditures related to fixturing, equipment and software of $8.7 million, and contributions to other investment of $1.0 million.
For the fiscal year ended March 31, 2023, net cash used in investing activities was $1.7 million, which was primarily driven by capital expenditures related to fixturing, equipment and software.
Cash provided by (used in) financing activities
For the fiscal year ended March 31, 2025, net cash used in financing activities was $74.4 million and was primarily driven by the repayment of previous Revolving Credit line of $89.5 million, repurchases of our common stock of $67.1 million, repayments on the Amended Term Loan Facility of $173.4 million and payment of debt issuance costs of $2.1 million associated with the new Revolving Credit Facility. This was offset by proceeds from long term debt of $256.7 million and cash received from the exercise of stock options of $1.0 million.
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
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility was collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on Company’s consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provided for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan.
Prior to the Second Amendment (as defined below), both the Amended Revolving Credit Facility and the Amended Term Loan Facility bore interest, at the borrowers’ option, at either (i) a rate per annum equal to an adjusted LIBOR rate determined by reference to the cost of funds for the United States (“US”) dollar deposits for the applicable interest period (subject to a minimum floor of 0%) plus an applicable margin ranging from 1.25% to 2.125% based on our consolidated total net leverage ratio (the “Applicable Margin”) or (ii) a floating base rate plus an applicable margin ranging from 0.25% to 1.125% based on our consolidated total net leverage ratio. On March 29, 2023, the Company amended the Amended Credit Agreement to transition the benchmark from LIBOR to an adjusted Secured Overnight Financing Rate (“SOFR”) (which is equal to the applicable SOFR plus 0.10%) (such transaction, the “First Amendment”). In connection with the First Amendment, all outstanding LIBOR loans were converted to SOFR loans. The annual interest rate for SOFR borrowings will be equal to term SOFR plus 0.10% subject to a floor of 0%, plus a margin ranging from 1.25% to 2.125%.
Second Amended Credit Agreement
On August 28, 2023, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan bore interest at a rate per annum equal to, at the Company’s election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortized at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ended on December 31, 2023. The Company used the Incremental Term Loan together with cash from its balance sheet and additional borrowings under our Amended Revolving Credit Facility to consummate the Acquisition (as defined in Note 3 hereto) and to pay related fees and expenses in connection with the Acquisition and Second Amendment.
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

Third Amendment to Amended Credit Agreement
On August 26, 2024, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company increased our capacity to make restricted payments, provided that after giving effect to any such payment, the Company complies with a certain consolidated total net leverage ratio.
Fourth Amendment to Amended Credit Agreement
On March 3, 2025, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, established a revolving credit facility in an aggregate principal amount of $500 million (the “New Revolving Facility”), refinanced the existing indebtedness under the Existing Credit Agreement and reduced the interest rate margin for loans. Additionally, certain baskets under the Amended Credit Agreement were increased as part of the Fourth Amendment. The proceeds of the New Revolving Facility are available to e.l.f Cosmetics and certain our other subsidiaries of the Company for working capital, capital expenditures and other general corporate purposes, including to finance acquisitions and investments permitted under the Amended Credit Agreement and other permitted distributions on account of our equity interests of the Company and its subsidiaries. In addition, up to $35 million of the New Revolving Facility is available for issuing letters of credit. The maturity date of the New Revolving Facility is March 3, 2030. The unused balance of the New Revolving Credit Facility as of March 31, 2025 was $243.3 million.

Loans under the New Revolving Facility will bear interest at a rate per annum equal to, at e.l.f Cosmetics’ election: SOFR or an alternate base rate as set forth in the Fourth Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.125% to 1.875%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.125% to 0.875%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%.
The Fourth Amendment also replaced the fixed charge coverage ratio financial covenant with a minimum interest coverage ratio of at least 3.50 to 1.00, to be tested as of the last day of each fiscal quarter. The minimum interest coverage ratio is based on the ratio of trailing twelve month EBITDA for the four fiscal quarter period most recently ended to cash interest expense for such period.
The interest rate as of March 31, 2025 for the Amended Credit Agreement was approximately 5.4%
The Fourth Amendment also amended the Pledge and Security Agreement, dated as of December 23, 2016 among the Company, certain subsidiaries of the Company, and the Agent pursuant to which certain covenants and thresholds set forth therein were amended, amongst other changes.
Aggregate future minimum principal payments are $256.7 million due March 31, 2030.

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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment, retail product displays, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded on long-lived assets during the fiscal years ended March 31, 2025, March 31, 2024 or March 31, 2023.
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
We have selected October 1 as the date on which to perform our annual impairment tests. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill or indefinite-lived intangible assets has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the fiscal years ended March 31, 2025, March 31, 2024 or March 31, 2023.

Stock based compensation
We have several stock award plans, which are described in detail in Note 12 to consolidated financial statements in Part IV, Item 15. “Exhibits, financial statement schedules.” We account for stock based compensation under ASC 718, “Compensation-Stock Compensation.” We recognize expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.
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
Interest rate risk
We had cash and cash equivalents of $148.7 million and $108.2 million as of March 31, 2025 and March 31, 2024, respectively. Our cash and cash equivalents consist of cash and money market funds, which are highly liquid and, as such, are not sensitive to interest rate risk.
We are exposed to changes in interest rates because the indebtedness incurred under the Amended Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our Amended Credit Facility; however, they do affect the amount of our interest payments. A hypothetical 1% increase or decrease of interest rates would result in a decrease or increase, respectively, in interest expense on an annualized basis of approximately $2.5 million as of March 31, 2025.
Foreign exchange risk
We are exposed to foreign exchange risk as we sell product into the UK, Europe, Canada and other smaller international markets. We also have exposure to the Chinese Renminbi as we primarily source our products from China. We do not have an active hedging program.
Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB as compared to the US dollar, our cost of sales and net income would be adversely affected by approximately $42.0 million for the fiscal year ended March 31, 2025.

Item 8. Financial statements and supplementary data.
The following consolidated financial statements are incorporated by reference herein:
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.
None.
Item 9A. Controls and procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of March 31, 2025, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of e.l.f. Beauty, Inc. and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated May 28, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
San Francisco, California
May 28, 2025

Item 9B. Other information.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.
Not applicable.

PART III
Item 10. Directors, executive officers and corporate governance.
The information required by this Part III, Item 10 is incorporated by reference to the Definitive Proxy Statement (the "Proxy Statement") for our 2025 annual meeting of stockholders ("2025 Annual Meeting of Stockholders"), which will be filed with the SEC no later than 120 days after March 31, 2025.
We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive compensation.
The information required by this Part III, Item 11 is incorporated by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2025.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The information required by this Part III, Item 12 is incorporated by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2025.
Item 13. Certain relationships and related transactions, and director independence.
The information required by this Part III, Item 13 is incorporated by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2025.
Item 14. Principal accountant fees and services.
The information required by this Part III, Item 14 is incorporated by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2025.

PART IV
Item 15. Exhibits, financial statement schedules.
(a) The following documents are filed as part of this Annual Report:
1.Consolidated financial statements:
Reference is made to the Index to Consolidated Financial Statements on page 69 hereof, which is incorporated by reference herein.
2.Financial statement schedules:
All schedules are omitted because the required information is either not present, not present in material amounts or presented within our consolidated financial statements and notes thereto beginning on page 72 hereof and are incorporated herein by reference.
3.Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

2.1	Securities Purchase Agreement by and among Naturium LLC, TCB-N Prelude Blocker Corp., The Center Brands LLC, Elaine J. Balady, TCB Prelude Holdings, LLC, e.l.f. Cosmetics, Inc., e.l.f. Beauty, Inc. and The Center Brands LLC (as Representative), dated August 28, 2023.		S-3ASR	2.1	333-274869	10/5/2023

3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amendment to e.l.f. Beauty, Inc. Amended and Restated Certificate of Incorporation		8-K	3.1	001-37873	8/27/2024

3.3	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

4.3	Description of Capital Stock		10-K	4.4	001-37873	5/27/2021

10.1 (a)	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.1 (b)	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.1 (c)	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.1 (d)	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.1 (e)	Amended and Restated Lease Agreement, dated June 19, 2019, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)		10-Q	10.1	001-37873	8/8/2019

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

10.1 (f)	Extension of Lease to Amended and Restated Lease Agreement, dated June 25, 2024, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)		10-Q	10.1	001-37873	8/9/2024

10.2 (a)	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

10.2 (b)	First Amendment to Lease, dated August 24, 2020, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc.		10-Q	10.1	001-37873	2/4/2021

10.3 (a)	Office Lease, dated as of May 29, 2024, by and between 601 City Center LLC and e.l.f. Cosmetics, Inc.		10-Q	10.2	001-37873	8/9/2024

10.4 (a)	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.4 (b)	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/28/2017

10.4 (c)
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
			10-K	10.8(b)	001-37873	5/28/2020

10.4 (d)	Third Amendment to Credit Agreement, dated as of April 8, 2020, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., W3ll People, Inc., J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	4/9/2020

10.5 (a)	Amended and Restated Credit Agreement, dated April 30, 2021, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	5/4/2021

10.5 (b)	FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT		10-K	10.4(b)	001-37873	5/25/2023

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.5 (c)	Second Amendment to Amended and Restated Credit Agreement, dated August 28, 2023, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		10-Q	10.1	001-37873	11/2/2023

10.5 (d)	Third Amendment to Amended and Restated Credit Agreement, dated August 26, 2024, by and among the Company, as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/27/2024

10.5 (e)	Fourth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement, dated March 3, 2025, by and among the e.l.f. Beauty, Inc., e.l.f. Cosmetics, Inc., W3LL People, Inc. J.A. RF, LLC, Naturium Holdings, Inc., Naturium, LLC, Bank of Montreal and the lenders from time to time party thereto.		8-K	10.1	001-37873	3/3/2025

10.6 (a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.	S-1	10.12	333-213333	8/26/2016

10.6 (b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.	10-K	10.7(b)	001-37873	3/15/2017

10.6 (c)#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.	S-1	10.13	333-213333	8/26/2016

10.7 (a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.	S-1/A	10.16	333-213333	9/12/2016

10.7 (b)#	Amendment to the e.l.f. Beauty, Inc. 2016 Equity Incentive Award Plan	8-K	10.2	001-37873	7/2/2020

10.7 (c)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.	S-1/A	10.17	333-213333	9/12/2016

10.7 (d)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.	S-1/A	10.27	333-213333	9/12/2016

10.7 (e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).	10-K	10.12(d)	001-37873	3/15/2017

10.7 (f)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).	10-K	10.12(e)	001-37873	3/15/2017

10.7 (g)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).	10-K	10.1	001-37873	5/27/2021

10.7 (h)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).	10-K	10.2	001-37873	5/27/2021

10.8#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.	S-1/A	10.18	333-213333	9/12/2016

10.9#	e.l.f. Beauty, Inc. Equity Award Retirement Policy.		8-K	10.1	001-37873	5/31/2024

10.10#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Tarang Amin, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.16	001-37873	2/28/2019

10.11#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Scott Milsten, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.17	001-37873	2/28/2019

10.12#	Employment Agreement, dated as of February 1, 2019, between Kory Marchisotto, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	5/9/2019

10.13#	Employment Agreement, dated as of March 15, 2019, between Mandy Fields, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		8-K	10.1	001-37873	3/21/2019

10.14#	Employment Agreement, dated as of November 25, 2019, between Josh Franks, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	2/6/2020

10.15#	Employment Agreement, dated as of April 20, 2022 between Jennie Laar, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.13	001-37873	5/25/2023

10.16#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.17#	Amended and Restated Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	11/7/2019

10.18#	Cooperation Agreement, dated as of July 1, 2020, by and between e.l.f. Beauty, Inc., Marathon Partners Equity Management, LLC, Marathon Partners L.P., Marathon Focus Fund L.P., Marathon Partners LUX Fund, L.P., Cibelli Research & Management, LLC and Mario Cibelli.		8-K	10.1	001-37873	7/2/2020

10.19	List of Significant Subsidiaries of e.l.f. Beauty, Inc.		10-K	10.17	001-37873	5/23/2024

19.1	e.l.f. Beauty, Inc. Second Amended and Restated Insider Trading Compliance Program	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

97.1	Amended and Restated Compensation Recovery Policy		10-K	97.1	001-37873	5/23/2024

97.2	Policy for Recovery of Erroneously Awarded Compensation		10-K	97.2	001-37873	5/23/2024

101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

e.l.f. Beauty, Inc.

May 28, 2025	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

May 28, 2025	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)

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

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2025
Tarang P. Amin

/s/ Mandy Fields	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2025
Mandy Fields

/s/ Charles Bergh	Director	May 28, 2025
Charles Bergh

/s/ Tiffany Daniele	Director	May 28, 2025
Tiffany Daniele

/s/ Maria Ferreras	Director	May 28, 2025
Maria Ferreras

/s/ Lori Keith	Director	May 28, 2025
Lori Keith

/s/ Lauren Cooks Levitan	Director	May 28, 2025
Lauren Cooks Levitan

/s/ Kenny Mitchell	Director	May 28, 2025
Kenny Mitchell

/s/ Gayle Tait	Director	May 28, 2025
Gayle Tait

/s/ Maureen Watson	Director	May 28, 2025
Maureen Watson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the "Company") as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP
San Francisco, California
May 28, 2025
We have served as the Company’s auditor since 2014.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated balance sheets
(in thousands, except share and per share data)

	March 31, 2025	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$148,692	$108,183
Accounts receivable, net	126,010	123,797
Inventory, net	187,170	191,489
Prepaid expenses and other current assets	78,688	53,608
Total current assets	540,560	477,077
Property and equipment, net	28,787	13,974
Intangible assets, net	207,698	225,094
Goodwill	340,582	340,600
Other assets	130,548	72,502
Total assets	$1,248,175	$1,129,247

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$100,307
Accounts payable	72,180	81,075
Accrued expenses and other current liabilities	104,876	117,733
Total current liabilities	177,056	299,115
Long-term debt	256,676	161,819
Deferred tax liabilities	3,812	3,666
Long-term operating lease obligations	48,721	21,459
Other long-term liabilities	1,055	616
Total liabilities	487,320	486,675

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of March 31, 2025 and March 31, 2024; 55,730,037 and 55,583,660 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively	556	555
Additional paid-in capital	942,025	936,403
Accumulated other comprehensive income (loss)	521	(50)
Accumulated deficit	(182,247)	(294,336)
Total stockholders’ equity	760,855	642,572
Total liabilities and stockholders’ equity	$1,248,175	$1,129,247
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of operations
(in thousands, except share and per share data)

	Fiscal year ended March 31,
	2025	2024	2023
Net sales	$1,313,517	$1,023,932	$578,844
Cost of sales	377,831	299,836	188,448
Gross profit	935,686	724,096	390,396
Selling, general and administrative expenses	777,659	574,418	322,253
Operating income	158,027	149,678	68,143
Other income (expense), net	1,294	1,210	(1,875)
Impairment of equity investment	—	(2,875)	—
Interest expense, net	(13,813)	(7,023)	(2,018)
Loss on extinguishment of debt	(13)	—	(176)
Income before provision for income taxes	145,495	140,990	64,074
Income tax provision	(33,406)	(13,327)	(2,544)
Net income	$112,089	$127,663	$61,530
Net income per share:
Basic	$1.99	$2.33	$1.17
Diluted	$1.92	$2.21	$1.11
Weighted average shares outstanding:
Basic	56,210,459	54,747,930	52,474,811
Diluted	58,345,174	57,788,454	55,337,554
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of comprehensive income
(in thousands)

	Fiscal year ended March 31,
	2025	2024	2023
Net income	$112,089	$127,663	$61,530
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	571	(50)	—
Other comprehensive income (loss), net of tax	571	(50)	—
Comprehensive income	$112,660	$127,613	$61,530
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of stockholders’ equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of March 31, 2022	51,524,307	$515	$795,443	$—	$(483,529)	$312,429
Net income	—	—	—	—	61,530	61,530
Stock based compensation	—	—	29,005	—	—	29,005
Exercise of stock options and vesting of restricted stock	2,047,270	20	8,033	—	—	8,053
Balance as of March 31, 2023	53,571,577	535	832,481	—	(421,999)	411,017
Net income	—	—	—	—	127,663	127,663
Stock based compensation	—	—	40,609	—	—	40,609
Exercise of stock options and vesting of restricted stock	1,359,300	14	5,547	—	—	5,561
Issuance of common stock as consideration for Acquisition	577,659	6	57,766	—	—	57,772
Foreign currency translation adjustment	—	—	—	(50)	—	(50)
Balance as of March 31, 2024	55,508,536	555	936,403	(50)	(294,336)	642,572
Net income	—	—	—	—	112,089	112,089
Stock based compensation	—	—	71,732	—	—	71,732
Exercise of stock options and vesting of restricted stock	1,031,600	9	944	—	—	953
Repurchase of common stock	(810,099)	(8)	(67,054)	—	—	(67,062)
Foreign currency translation adjustment	—	—	—	571	—	571
Balance as of March 31, 2025	55,730,037	$556	$942,025	$521	$(182,247)	$760,855
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of cash flows
(in thousands)

	Fiscal year ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$112,089	$127,663	$61,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,115	30,167	17,596
Non-cash lease expense	9,740	5,746	4,568
Stock based compensation expense	71,786	40,625	29,117
Amortization of debt issuance costs and discount on debt	545	430	346
Deferred income taxes	446	(3,276)	(6,401)
Impairment of equity investment	—	2,875	—
Acquisition-related seller expenses	—	(10,549)	—
Loss on extinguishment of debt	13	—	176
Other, net	136	1,227	179
Changes in operating assets and liabilities:
Accounts receivable	(2,742)	(49,598)	(22,432)
Inventory	4,874	(93,930)	3,174
Prepaid expenses and other assets	(75,854)	(55,182)	(24,553)
Accounts payable and accrued expenses	(23,397)	81,215	42,995
Other liabilities	(7,911)	(6,259)	(4,412)
Net cash provided by operating activities	133,840	71,154	101,883

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(274,973)	—
Purchase of property and equipment	(18,520)	(8,659)	(1,723)
Investment contributions	(577)	(1,028)	—
Net cash used in investing activities	(19,097)	(284,660)	(1,723)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	89,500	—
Repayment of revolving line of credit	(89,500)	—	—
Proceeds from long-term debt	256,676	115,000	—
Repayment of long-term debt	(173,376)	(7,875)	(30,000)
Debt issuance costs paid	(2,083)	(665)	—
Repurchase of common stock	(67,062)	—	—
Cash received from issuance of common stock	953	5,561	8,053
Other, net	(57)	(576)	(788)
Net cash (used in) provided by financing activities	(74,449)	200,945	(22,735)

Effect of exchange rate changes on cash and cash equivalents	215	(34)	—

Net increase (decrease) in cash and cash equivalents	40,509	(12,595)	77,425
Cash and cash equivalents - beginning of period	108,183	120,778	43,353
Cash and cash equivalents - end of period	$148,692	$108,183	$120,778

	Fiscal year ended March 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,660	$11,265	$3,546
Cash paid for income taxes, net of refunds	25,331	12,396	13,369
Cash paid for interest on finance leases	—	6	32
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock as consideration for acquisition	$—	$57,772	$—
Property and equipment purchases included in accounts payable and accrued expenses	2,628	1,632	335
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
We believe our ability to deliver cruelty free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. Further, we believe the combination of our passionate team of owners, value proposition, powerhouse innovation, disruptive marketing engine and productivity model have positioned us well to navigate the competitive beauty market.
Our family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People and Keys Soulcare. Our brands are available online and across leading beauty, mass-market and specialty retailers. We have a strong relationships with our retail customers such as Target, Walmart, Ulta Beauty, Amazon and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
Note 2—Summary of significant accounting policies
Basis of presentation
The consolidated financial statements and related notes have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) and all intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period amounts in the consolidated statements of cash flows have been reclassified to conform with the current period presentation.
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
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. The Company recorded an allowance for doubtful accounts of $1.3 million and $1.2 million as of March 31, 2025 and March 31, 2024, respectively. The Company recorded a reserve for sales adjustments of $45.0 million and $38.7 million as of March 31, 2025 and March 31, 2024, respectively, which is also presented as a reduction to accounts receivable. The Company grants credit terms in the normal

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.
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
During the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, the following customers individually accounted for greater than 10% of the Company’s net sales as disclosed below:

	Fiscal year ended March 31,
	2025	2024	2023
Target	23%	25%	25%
Walmart	16%	17%	20%
Ulta Beauty	12%	16%	15%
Amazon	12%	*	*
* Customer comprised less than 10% of net sales at the period ended.
Customers that individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods as of March 31, 2025 and March 31, 2024, respectively, are as presented:

	March 31, 2025	March 31, 2024
Target	29%	28%
Walmart	20%	20%
Amazon	12%	*
Ulta Beauty	*	12%
* Customer comprised less than 10% of accounts receivable at the period ended.
Inventory
Inventory, consisting principally of finished goods, is stated at the lower of cost and net realizable value. Cost is principally determined by the first-in, first-out method. The Company also records a reserve for excess and obsolete inventory, which represents the excess of the cost of the inventory over its estimated market value. This reserve is based upon an assessment of historical trends, current market conditions and forecasted product demand. The Company recorded an adjustment for excess and obsolete inventory, which is presented as a reduction to inventory of $14.4 million and $10.6 million as of March 31, 2025 and March 31, 2024, respectively.
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
As of March 31, 2025 and March 31, 2024, included in other assets are retail product displays, net, of $69.3 million and $41.1 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $22.3 million, $11.4 million and $5.2 million for the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, respectively.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company’s long-lived assets are grouped on an entity-wide basis. This is due, in part, to the integrated nature of the Company’s various distribution channels and the extent of shared costs across those channels. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. There were no impairment charges recorded on long-lived assets during the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, respectively.
As of March 31, 2025 and March 31, 2024, included in prepaid expenses and other current assets are internal-use software costs related to cloud applications, net, of $50.9 million and $29.4 million, respectively, that are generally amortized over a period of three years. Amortization expense for internal-use software costs related to cloud applications was $6.6 million, $5.0 million and $3.4 million for the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, respectively.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
There were no impairment charges recorded on goodwill or indefinite-lived intangible assets during the fiscal years ended March 31, 2025, March 31, 2024 or March 31, 2023.
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
Segment reporting
Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Utilizing these criteria, the Company manages its business on the basis of one operating segment and one reportable segment. It is impracticable for the Company to provide revenue by product line.
The Company’s CODM, who is the Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on consolidated net income as reported on the statements of operations. The CODM reviews measures of segment profits or loss by comparing budgeted verses actual and forecasted results, for purposes of assessing performance, allocating resources, and making decisions. See Note 17, Segment information to the Notes to consolidated financial statements for additional information about the Company’s reported segment revenue, significant segment expenses and segment net income.
The measure of segment assets is reported on the balance sheet as total consolidated assets.
During the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, net sales in the United States and International were as follows (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
United States	$1,063,989	$868,076	$506,759
International	249,528	155,856	72,085
Total net sales	$1,313,517	$1,023,932	$578,844

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
As of March 31, 2025 and March 31, 2024, the Company had property and equipment in the United States and International as follows (in thousands):

	March 31, 2025	March 31, 2024
United States	$23,823	$10,936
International	4,964	3,038
Total property and equipment, net	$28,787	$13,974
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
As of March 31, 2025, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet.
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
A reconciliation of the beginning and ending amounts of the reserve for sales adjustments for the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023 is as follows (in thousands):

Balance as of March 31, 2022	$16,310
Charges	66,302
Deductions	(59,092)
Balance as of March 31, 2023	23,520
Charges	122,228
Deductions	(107,088)
Balance as of March 31, 2024	$38,660
Charges	145,473
Deductions	(139,122)
Balance as of March 31, 2025	$45,011
In the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, the Company recorded $3.9 million, $3.4 million and $1.6 million, respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $74.1 million, $57.1 million and $36.9 million, in the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
Foreign currency
The functional currency of most of the Company’s foreign subsidiaries as of March 31, 2025 is the US dollar. During the fiscal year ended March 31, 2024, the Company reassessed its functional currency and determined that the functional currency for one of its foreign subsidiaries changed from the US dollar to GBP. The change in functional currency is accounted for prospectively from October 1, 2023. Prior to the change, the functional currency of all of the Company’s foreign subsidiaries was the US dollar. Transactions denominated in currencies other than the functional currency are recorded at exchange rates in effect on the date of the transaction. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations.
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
Advertising costs
Advertising costs are expensed as incurred or distributed. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and amounted to approximately $281.5 million, $209.2 million and $96.7 million in the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
Recent accounting pronouncements
New accounting pronouncement adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280). The standard expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. The Company adopted ASU 2023-07 effective for its annual period beginning April 1, 2024 and adopted the changes to the segment reporting guidance on a retrospective basis. The Company’s adoption of ASU 2023-07 only impacts its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition. See Segment Reporting section above for details on segment reporting and Note 17, Segment information to the Notes to consolidated financial statements for additional information about the Company’s reported segment revenue, significant segment expenses and segment net income.
New accounting pronouncements issued but not yet adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and will be effective for the Company’s annual periods beginning April 1, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2023-09 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.
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
Note 3 —Acquisition
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
The Company incurred and expensed acquisition transaction costs of $0.4 million and $3.4 million during the fiscal years ended March 31, 2025 and March 31, 2024, respectively, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The Company made certain measurement period adjustments in the fourth quarter of fiscal 2024 and second quarter of fiscal 2025 resulting in an aggregate increase to goodwill of $0.4 million. None of the adjustments were individually material. There was no income statement impact on comparable prior periods presented as a result of these adjustments.
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
Note 4—Goodwill and other intangible assets
Information regarding the Company’s goodwill and intangible assets as of March 31, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(76,273)	$21,327
Customer relationships – e-commerce	3 years	21,540	(12,740)	8,800
Trademarks	10 to 15 years	128,000	(14,229)	113,771
Total finite-lived intangibles		247,140	(103,242)	143,898
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(103,242)	$548,280

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Information regarding the Company’s goodwill and intangible assets as of March 31, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(73,393)	$24,207
Customer relationships – e-commerce	3 years	21,540	(6,874)	14,666
Trademarks	10 to 15 years	128,000	(5,579)	122,421
Total finite-lived intangibles		247,140	(85,846)	161,294
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,600	—	340,600
Total goodwill and other intangibles		$651,540	$(85,846)	$565,694
The Company has not recognized any impairment charges on its goodwill or intangible assets. Amortization expense on finite-lived intangible assets was $17.4 million, $15.0 million and $8.1 million for the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, respectively.
The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of March 31, 2025, is as follows (in thousands):

Year ending March 31,
2026	$17,397
2027	14,463
2028	11,530
2029	11,530
2030	11,428
Thereafter	77,550
Total	$143,898
Note 5—Property and equipment
Property and equipment as of March 31, 2025 and March 31, 2024 consists of the following (in thousands):

	March 31, 2025	March 31, 2024
Machinery, equipment and software	$21,673	$20,222
Leasehold improvements	22,463	6,982
Furniture and fixtures	2,838	1,542
Store fixtures	9,309	10,157
Property and equipment, gross	56,283	38,903
Less: Accumulated depreciation and amortization	(27,496)	(24,929)
Property and equipment, net	$28,787	$13,974
Depreciation and amortization expense on property and equipment was $4.4 million, $3.5 million and $4.3 million during the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of March 31, 2025 and March 31, 2024 consists of the following (in thousands):

	March 31, 2025	March 31, 2024
Accrued expenses	$36,978	$37,782
Accrued inventory	10,743	16,478
Accrued marketing	13,501	29,282
Current portion of operating lease liabilities	7,621	7,016
Accrued compensation	22,795	17,423
Taxes payable	11,006	5,814
Other current liabilities	2,232	3,938
Accrued expenses and other current liabilities	$104,876	$117,733
Note 7—Fair value of financial instruments
The fair value of financial instruments are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3—Inputs that are unobservable (for example, cash flow modeling inputs based on management’s assumptions)
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2025 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt (1)	$256,676	$—	$256,676	$—
Total financial liabilities	$256,676	$—	$256,676	$—
__________________________
(1) The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 8—Debt
The Company’s outstanding debt as of March 31, 2025 and March 31, 2024 consists of the following (in thousands):

	March 31, 2025	March 31, 2024
Debt:
Revolving line of credit(1)	$256,676	$89,500
Term loan(1)	$—	$173,375
Finance lease obligations	—	57
Total debt	256,676	262,932
Less: debt issuance costs	—	(806)
Total debt, net of issuance costs	256,676	262,126
Less: current portion	—	(100,307)
Long-term portion of debt	$256,676	$161,819
(1) See further discussion below. As of March 31, 2025, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
Amended Credit Agreement
On April 30, 2021, the Company amended and restated its prior credit agreement (such amended and restated credit agreement, as further amended, supplemented or modified from time to time, the “Amended Credit Agreement”) and refinanced all loans under the prior credit agreement. The Amended Credit Agreement has a five year term and consists of revolving credit facility (the “Amended Revolving Credit Facility”) and a term loan facility (the “Amended Term Loan Facility”).
All amounts under the Amended Revolving Credit Facility are available for draw until the maturity date on April 30, 2026. The Amended Revolving Credit Facility was collateralized by substantially all of the Company’s assets and requires payment of an unused fee ranging from 0.10% to 0.30% (based on the Company’s consolidated total net leverage ratio (as defined in the Amended Credit Agreement)) times the average daily amount of unutilized commitments under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility also provides for sub-facilities in the form of a $7 million letter of credit and a $5 million swing line loan.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
Fourth Amendment to Amended Credit Agreement
On March 3, 2025, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement (the “Fourth Amendment”).The Fourth Amendment, among other things, established a revolving credit facility in an aggregate principal amount of $500 million (the “New Revolving Facility”), refinanced the existing indebtedness under the Amended Credit Agreement and reduced the interest rate margin for loans. Additionally, certain baskets under the Existing Credit Agreement were increased as part of the Fourth Amendment. The proceeds of the New Revolving Facility are available to e.l.f. Cosmetics and certain other subsidiaries of the Company for working capital, capital expenditures and other general corporate purposes, including to finance acquisitions and investments permitted under the Amended Credit Agreement and other permitted distributions on account of the equity interests of the Company and its subsidiaries. In addition, up to $35 million of the New Revolving Facility is available for issuing letters of credit. The maturity date of the New Revolving Facility is March 3, 2030. The unused balance of the New Revolving Credit Facility as of March 31, 2025 was $243.3 million.
Loans under the New Revolving Facility will bear interest at a rate per annum equal to, at e.l.f. Cosmetics’ election: SOFR or an alternate base rate as set forth in the Fourth Amendment, plus an interest rate margin, to be based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.125% to 1.875%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.125% to 0.875%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%.
The Fourth Amendment also replaced the fixed charge coverage ratio financial covenant with a minimum interest coverage ratio of at least 3.50 to 1.00, to be tested as of the last day of each fiscal quarter. The minimum interest coverage ratio is based on the ratio of trailing twelve month EBITDA for the four fiscal quarter period most recently ended to cash interest expense for such period.
The interest rate as of March 31, 2025 for the Amended Credit Agreement was approximately 5.4%.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The Fourth Amendment also amended the Pledge and Security Agreement, dated as of December 23, 2016, among the Company, certain subsidiaries of the Company, and the Agent pursuant to which certain covenants and thresholds set forth therein were amended, amongst other changes.
Aggregate future minimum principal payments are $256.7 million due March 31, 2030.

Interest expense, net
The components of interest expense, net are as follows (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Interest on term loan debt	$10,228	$8,294	$3,450
Amortization of debt issuance costs	545	430	346
Interest on revolving line of credit	6,410	3,106	163
Interest on finance leases	—	10	31
Interest income	(3,370)	(4,817)	(1,972)
Interest expense, net	$13,813	$7,023	$2,018
Note 9—Commitments and contingencies
Legal Contingencies
The Company is from time to time subject to, and is currently involved in, legal proceedings, claims, regulatory matters and litigation arising in the ordinary course of business, including the matters described below. While it is not possible to determine the outcomes, the Company believes based on its current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations or financial condition or cash flows. The Company records a liability for legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss, if any, that may arise from these matters. Due to the early stage of the Securities Class Action and Derivative Matters described below, the Company cannot reasonably estimate the potential range of loss, if any. The Company disputes the allegations and intends to vigorously defend against them.
Securities Class Action and Derivative Matters
On March 6, 2025 and April 8, 2025, the Company, our Chief Executive Officer, and our Chief Financial Officer (collectively, “Defendants”) were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Northern District of California by plaintiffs Luke Rottman and Boston Retirement System. The complaints in both purported securities class actions allege that Defendants made false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and violated Section 20(a) of the Exchange Act, and seek damages and other relief. On May 5, 2025, two putative shareholders filed motions for lead plaintiff, with one of those motions also seeking to consolidate the purported securities class actions into one action. Those motions remain pending.
On March 28, 2025 and April 22, 2025, derivative action complaints were filed purportedly on behalf of the Company by separate putative shareholders Joseph Falconio and Robbie Bosworth against certain of the Company’s current and former officers and directors in the United States District Court for the District of Northern California. The complaints allege that certain of the Company’s officers and directors breached their fiduciary duties in connection with the Company’s purported issuance of false and misleading statements concerning the financial condition of the Company. Premised upon the same allegations, the complaints also assert derivative causes of action under the Exchange Act, including Section 10(b) and Rule 10b-5 thereunder, under Sections 24400 and 25500 of California’s Corporations Code, and for waste and unjust enrichment. The latter filed complaint likewise asserts derivative claims under the Exchange Act, including Sections 14(a) and 20(a), and for

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
abuse of control and gross mismanagement, and seeks contribution under Sections 10(b) and 12D of the Exchange Act. On May 19, 2025, the parties subsequently filed a stipulation to consolidate the two cases and to appoint lead counsel. That stipulation remains pending.
On May 19, 2025, putative shareholder Mikhail Venikov filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the United States District Court for the District of Delaware. Plaintiff Venikov asserts derivative claims under the Exchange Act, including Sections 14(a), 10(b), and 20(a), in addition to asserting claims for breach of fiduciary duty and unjust enrichment.
Note 10—Income taxes
The components of income (loss) before the provision for income taxes are as follows (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Domestic	$130,386	$142,507	$64,850
Foreign	15,109	(1,517)	(776)
Total	$145,495	$140,990	$64,074
The components of the benefit (provision) for income taxes are as follows (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Current:
US federal	$(26,543)	$(12,505)	$(7,065)
State	(6,286)	(4,078)	(1,854)
Foreign	(44)	(20)	(26)
Total current	(32,873)	(16,603)	(8,945)
Deferred:
US federal	2,660	2,130	5,035
State	491	746	816
Foreign	(3,684)	400	550
Total deferred	(533)	3,276	6,401
Total (provision) benefit for income taxes	$(33,406)	$(13,327)	$(2,544)

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Fiscal year ended March 31,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	3.2%	1.8%	1.0%
Nondeductible business expenses	0.4%	0.4%	0.6%
Nondeductible employee compensation	16.0%	4.3%	2.5%
Provision-to-return adjustment	(0.3)%	(0.2)%	(0.1)%
Uncertain tax positions	0.1%	—%	—%
Stock based compensation	(19.3)%	(18.4)%	(20.3)%
Change in valuation allowance	—%	0.4%	(0.6)%
Effects of foreign operations	1.6%	—%	—%
Others	0.3%	0.2%	(0.1)%
Effective tax rate	23.0%	9.5%	4.0%
The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	March 31, 2025	March 31, 2024
Deferred tax assets:
Compensation	$88	$222
Inventory and receivables	16,570	13,465
Accrued expenses	5,124	3,782
Stock compensation	8,186	7,349
Net operating losses	403	1,188
Right of use liability	9,730	5,026
Capitalized research and development	3,514	2,051
Other	1,925	1,792
Gross deferred tax assets	45,540	34,875
Valuation allowance	(744)	(744)
Net deferred tax assets	44,796	34,131
Deferred tax liabilities:
Goodwill	3,906	3,546
Fixed assets and internally developed software	9,548	5,746
Intangible assets	22,872	21,326
Right of use asset	9,255	4,801
Other	1,487	557
Deferred tax liabilities	47,068	35,976
Net deferred tax liabilities	$2,272	$1,845

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The deferred tax assets and liabilities are reported in the accompanying balance sheets as follows (in thousands):

	March 31, 2025	March 31, 2024
Deferred tax assets	$1,540	$1,821
Deferred tax liabilities	3,812	3,666
Net deferred tax liabilities	$2,272	$1,845
The valuation allowance was $0.7 million and $0.7 million as of March 31, 2025 and March 31, 2024, respectively, primarily relating to an investment impairment for which we do not believe a tax benefit is more likely than not to be realized.
As of March 31, 2025, the Company had gross federal, state and foreign net operating loss carryforwards of zero, $0.8 million and $1.5 million, respectively. The state net operating loss carryforwards can either be carried forward 20 years or indefinitely. The state net operating loss carryforwards will begin to expire in 2038. The foreign net operating loss carryforwards can either be carried forward 5 years or indefinitely and will begin to expire in 2027.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Balance at beginning of year	$433	$442	$466
Increases for prior year tax positions	—	—	—
Increases for current year tax positions	163	108	92
Decreases for prior year tax positions	(6)	(19)	(10)
Decreases due to settlements	—	—	—
Decreases due to statutes lapsing	(40)	(98)	(106)
Balance at end of year	$550	$433	$442
If all of the Company’s unrecognized tax benefits as of March 31, 2025, March 31, 2024 and March 31, 2023 were recognized, $0.5 million, $0.4 million and $0.4 million, respectively, of unrecognized tax benefits, would impact the effective tax rate. The Company believes it is reasonably possible that $0.1 million of unrecognized tax benefits may reverse in the next twelve months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company's liability for unrecognized tax benefits is recorded within other long-term liabilities on the consolidated balance sheet. The Company had $0.2 million and $0.2 million of accrued gross interest and penalties as of March 31, 2025 and March 31, 2024, respectively. The Company recognized net interest and penalties (benefit)/expense of $56 thousand, $(21) thousand and $34 thousand for the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, respectively.
The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2025, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax fiscal year ended March 31, 2021.
The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company crossed certain thresholds in the fiscal year ended March 31, 2025 and will be subject to Pillar 2 legislation in the fiscal year ended March 31, 2026. However, for the fiscal year ended March 31, 2025, the Company for Pillar 2 did not have a material impact on the effective tax rate or the consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 11—Preferred stock
The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of March 31, 2025 or March 31, 2024.
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
During the fiscal year ended March 31, 2025, no stock options were issued. As of March 31, 2025, a total of 18,825,528 shares have been authorized for issuance under the 2016 Plan, and 9,171,859 remain available for grant. As of March 31, 2025, there were 40,569 options and awards outstanding under the 2014 Plan that, if forfeited, would increase the number of shares authorized for grant under the 2016 Plan.
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2022	1,543,499	$15.05
Exercised	(519,009)	12.82
Balance as of March 31, 2023	1,024,490	$16.17	4.1	$67,796
Exercised	(347,590)	14.47
Canceled or forfeited	(2,900)	26.84
Balance as of March 31, 2024	674,000	$17.01	3.3	$120,660
Exercised	(68,334)	13.95
Balance as of March 31, 2025	605,666	$17.35	2.3	$27,519

Exercisable, March 31, 2025	593,666	$17.39	2.3	$26,951
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $62.79, as reported on the New York Stock Exchange on March 31, 2025.
Additional information relating to service-based options is as follows (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Stock based compensation expense	$74	$147	$344
Intrinsic value of options exercised	9,314	45,542	18,015
As of March 31, 2025, there was $37 thousand of total unrecognized compensation cost related to service-based stock options, which is expected to be recognized over the remaining weighted-average vesting period of 0.5 years.
No service-based stock options were granted during the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023.

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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2022	1,004,327	$9.40
Exercised	(460,787)	2.73
Canceled or forfeited	(25,800)	26.84
Balance as of March 31, 2023	517,740	$14.46	2.4	$35,151
Exercised	(256,440)	1.84
Balance as of March 31, 2024	261,300	$26.84	2.9	$44,209
Exercised	—	—
Balance as of March 31, 2025	261,300	$26.84	1.9	$9,394

Exercisable, March 31, 2025	261,300	$26.84	1.9	$9,394
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $62.79, as reported on the New York Stock Exchange on March 31, 2025.
As of March 31, 2025, there was no further unrecognized compensation cost related to performance-based and market-based vesting stock options.
Additional information relating to options that vest based upon the satisfaction of performance or market conditions is as follows (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Intrinsic value of options exercised	$—	$27,718	$23,860
Restricted stock awards and restricted stock units
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), including performance-based RSUs, as follows:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2022	2,275,742	$20.85
Granted	1,180,167	28.59
Vested	(1,066,516)	18.88
Canceled or forfeited	(260,620)	22.24
Balance as of March 31, 2023	2,128,773	$25.94
Granted	526,280	111.41
Vested	(649,592)	24.57
Canceled or forfeited	(62,594)	51.75
Balance as of March 31, 2024	1,942,867	$48.67
Granted	642,615	130.34
Vested	(963,266)	39.17
Canceled or forfeited	(68,494)	102.03
Balance as of March 31, 2025	1,553,722	$85.98

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
As of March 31, 2025, there were no unvested shares subject to RSAs outstanding. Additional information relating to RSAs and RSUs (including performance-based RSUs), is as follows (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Stock based compensation expense:
Cost of sales	$54	$16	$112
Selling, general and administrative expense	71,732	40,462	28,661
Total	$71,786	$40,478	$28,773

Intrinsic value of restricted stock released	$170,037	$73,124	$47,713
As of March 31, 2025, there was $86.2 million of total unrecognized compensation cost related to unvested RSAs and RSUs (including performance-based RSUs), which is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.
Note 13—Repurchase of common stock
On May 8, 2019, the Company announced that its board of directors authorized a share repurchase program to acquire up to $25.0 million of the Company’s common stock. This share repurchase program was exhausted following the Company’s repurchase of a total of 108,753 shares for $17.1 million at an average price of $157.04 per share during the three months ended September 30, 2024. The shares were retired after repurchase.
On August 27, 2024, the Company announced that its board of directors authorized a new share repurchase program to acquire up to $500.0 million of the Company’s common stock (the “2024 Share Repurchase Program”). The Company repurchased a total of 701,346 shares for $50.0 million at an average price of $71.29 per share during the three months ended March 31, 2025 under the 2024 Share Repurchase Program. The shares were retired after repurchase.
Purchases under the 2024 Share Repurchase Program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any additional shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase.
The covenants in the Amended Credit Agreement require the Company to be in compliance with certain leverage ratios to make repurchases under the 2024 Share Repurchase Program.
A total of $450.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of March 31, 2025.
Note 14—Employee benefit plan
The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company made matching

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
contributions of $1.0 million, $0.7 million and $0.5 million to the 401(k) Plan during the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, respectively.
Note 15—Net income per share
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations (in thousands, except share and per share data):

	Fiscal year ended March 31,
	2025	2024	2023
Numerator:
Net income	$112,089	$127,663	$61,530

Denominator:
Weighted average common shares outstanding — basic	56,210,459	54,747,930	52,474,811
Dilutive common equivalent shares from equity awards	2,134,715	3,040,524	2,862,743
Weighted average common shares outstanding —diluted	58,345,174	57,788,454	55,337,554

Net income per share:
Basic	$1.99	$2.33	$1.17
Diluted	$1.92	$2.21	$1.11

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	273,524	44,772	194,289
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Supplemental balance sheet information related to leases as of March 31, 2025 and March 31, 2024 is as follows (in thousands):

	Classification	March 31, 2025	March 31, 2024
Assets
Operating lease assets	Other assets	$54,157	$27,415
Total leased assets		$54,157	$27,415
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$7,621	$7,016
Finance	Current portion of long-term debt	—	57
Noncurrent
Operating	Long-term operating lease obligations	48,721	21,459
Total lease liabilities		$56,342	$28,532

For the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023, the components of operating and finance lease costs were as follows (in thousands):

		Fiscal year ended March 31,
	Classification	2025	2024	2023
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$12,752	$7,341	$4,638
Amortization of leased assets	SG&A expenses	—	210	420
Interest on lease liabilities	Interest expense, net	—	10	31
Total lease cost		$12,752	$7,561	$5,089
As of March 31, 2025, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Year ending March 31,
2026	$4,225
2027	6,488
2028	8,045
2029	8,892
2030	8,030
Thereafter	43,659
Total lease payments	79,339
Less: Interest	22,997
Present value of lease liabilities	$56,342

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
As of March 31, 2025 and March 31, 2024, the weighted-average remaining lease term (in years) and discount rate were as follows:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term
Operating leases	7.9	4.8 years
Finance leases	—	0.2 years
Weighted-average discount rate
Operating leases	6.0%	5.1%
Finance leases	—	1.6%
Operating cash outflows from operating leases for the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023 were $10.7 million, $6.0 million and $4.9 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the fiscal years ended March 31, 2025 and March 31, 2024 were $36.3 million and $18.9 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the fiscal year ended and March 31, 2023 is not significant.
Note 17—Segment information
The following provides additional information about the Company’s reported segment revenue, significant segment expenses and segment net income for the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023 (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Revenue	$1,313,517	$1,023,932	$578,844
Cost of sales	377,831	299,836	188,448
Gross profit	935,686	724,096	390,396

Marketing, merchandising and distribution costs	475,747	366,654	189,274
Compensation and benefits	176,080	115,732	82,811
Other operating costs(1)	125,832	92,032	50,168
Segment expenses	777,659	574,418	322,253

Operating income	158,027	149,678	68,143
Other income (expense), net	1,294	1,210	(1,875)
Impairment of equity investment	—	(2,875)	—
Interest expense,net	(13,813)	(7,023)	(2,018)
Loss on extinguishment of debt	(13)	—	(176)
Income tax expense	(33,406)	(13,327)	(2,544)
Net income	$112,089	$127,663	$61,530

Reconciliation of net income:
Net income	$112,089	$127,663	$61,530
Adjustments and reconciling items	—	—	—
Consolidated net income	$112,089	$127,663	$61,530
(1) Other operating costs include general and administrative expenses, depreciation and amortization.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
.
Note 18—Quarterly financial summary (unaudited)
Unaudited quarterly results for the last three years were as follows (in thousands, except per share data):

2025	Q1	Q2	Q3	Q4
Net sales	$324,477	$301,075	$355,320	$332,645
Gross profit	231,283	214,059	253,305	237,039
Net income	47,555	19,020	17,261	28,253
Net income per share:
Basic	0.85	0.34	0.31	$0.50
Diluted	$0.81	$0.33	$0.30	$0.49

2024	Q1	Q2	Q3	Q4
Net sales	$216,339	$215,507	$270,943	321,143
Gross profit	152,572	152,365	191,957	227,202
Net income	52,977	33,271	26,888	14,527
Net income per share:
Basic	0.98	0.61	0.49	$0.26
Diluted	$0.93	$0.58	$0.46	$0.25

2023	Q1	Q2	Q3	Q4
Net sales	$122,601	$122,349	$146,537	$187,357
Gross profit	82,985	79,560	98,725	129,126
Net income	14,469	11,710	19,105	16,246
Net income per share:
Basic	0.28	0.22	0.36	0.31
Diluted	$0.27	$0.21	$0.34	$0.29
Note 19 – Subsequent Event
Entered Definitive Agreement to Acquire rhode

On May 28, 2025, the Company entered into a definitive agreement to acquire rhode, a fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber and known for its collection of high-performance, skin-focused products. The deal is comprised of $800.0 million at closing, subject to customary adjustments, in a combination of $600.0 million of cash and $200.0 million of stock, and potential earnout consideration of up to $200.0 million based on the future growth of the brand over a three-year timeframe. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of Fiscal 2026. The transaction will be accounted for as a business combination using the acquisition method of accounting, which requires certain assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. As of the date of this filing, the Company is currently evaluating the preliminary allocation of the purchase price to the net assets acquired and liabilities that will be assumed in the transaction.