Form 10-Q
period 2025-06-30
e.l.f. Beauty, Inc.
filed 2025-08-07
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______

Commission File Number: 001-37873
_______________________________________________________________
e.l.f. Beauty, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Delaware	46-4464131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 12th Street, 14th Floor
Oakland,	CA	94607
 (Address of principal executive offices)(Zip code)
_______________________________________________________________

(510)	778-7787
(Registrant’s telephone number, including area code)
_______________________________________________________________

570 10th Street
Oakland	CA	94607
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ELF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2025 was 56,734,903 shares.

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
•Acquisitions or investments, such as our acquisition of rhode, could disrupt our business and harm our financial condition.
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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2025	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$170,029	$148,692	$109,034
Accounts receivable, net	173,352	126,010	155,701
Inventory, net	170,379	187,170	199,563
Prepaid expenses and other current assets	88,766	78,688	66,162
Total current assets	602,526	540,560	530,460
Property and equipment, net	39,182	28,787	14,040
Intangible assets, net	203,348	207,698	220,745
Goodwill	340,582	340,582	340,600
Other assets	129,258	130,548	98,987
Total assets	$1,314,896	$1,248,175	$1,204,832

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$—	$102,938
Accounts payable	74,603	72,180	79,989
Accrued expenses and other current liabilities	110,136	104,876	116,878
Total current liabilities	184,739	177,056	299,805
Long-term debt	256,676	256,676	159,234
Deferred tax liabilities	17,009	3,812	7,910
Long-term operating lease obligations	50,351	48,721	33,637
Other long-term liabilities	1,269	1,055	656
Total liabilities	510,044	487,320	501,242

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of June 30, 2025, March 31, 2025 and June 30, 2024; 56,734,903, 55,730,037 and 56,387,461 shares issued and outstanding as of June 30, 2025, March 31, 2025 and June 30, 2024, respectively	566	556	563
Additional paid-in capital	952,015	942,025	949,817
Accumulated other comprehensive income (loss)	1,207	521	(9)
Accumulated deficit	(148,936)	(182,247)	(246,781)
Total stockholders' equity	804,852	760,855	703,590
Total liabilities and stockholders' equity	$1,314,896	$1,248,175	$1,204,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,
	2025	2024
Net sales	$353,739	$324,477
Cost of sales	109,198	93,194
Gross profit	244,541	231,283
Selling, general and administrative expenses	195,832	180,575
Operating income	48,709	50,708
Other income, net	5,037	187
Interest expense, net	(2,632)	(3,665)
Income before provision for income taxes	51,114	47,230
Income tax (provision) benefit	(17,803)	325
Net income	$33,311	$47,555

Net income per share:
Basic	$0.59	$0.85
Diluted	$0.58	$0.81
Weighted average shares outstanding:
Basic	56,328,483	55,973,914
Diluted	57,675,035	58,551,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(unaudited)
(in thousands)

	Three months ended June 30,
	2025	2024
Net income	$33,311	$47,555
Other comprehensive income, net of tax
Foreign currency translation adjustment	686	41
Other comprehensive income, net of tax	686	41
Comprehensive income	$33,997	$47,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2025	55,730,037	$556	$942,025	$521	$(182,247)	$760,855
Net income	—	—	—	—	33,311	33,311
Stock-based compensation	—	—	9,879	—	—	9,879
Exercise of stock options and vesting of restricted stock	1,004,866	10	111	—	—	121
Foreign currency translation adjustment	—	—	—	686	—	686
Balance as of June 30, 2025	56,734,903	$566	$952,015	$1,207	$(148,936)	$804,852

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2024	55,508,536	$555	$936,403	$(50)	$(294,336)	$642,572
Net income	—	—	—	—	47,555	47,555
Stock-based compensation	—	—	12,958	—	—	12,958
Exercise of stock options and vesting of restricted stock	878,925	8	456	—	—	464
Foreign currency translation adjustment	—	—	—	41	—	41
Balance as of June 30, 2024	56,387,461	$563	$949,817	$(9)	$(246,781)	$703,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$33,311	$47,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,192	9,058
Non-cash lease expense	2,843	2,076
Stock-based compensation expense	9,868	12,964
Amortization of debt issuance costs and discount on debt	134	138
Deferred income taxes	14,216	5,108
Other, net	911	(127)
Changes in operating assets and liabilities:
Accounts receivable	(46,170)	(31,815)
Inventory	18,684	(8,074)
Prepaid expenses and other assets	(16,332)	(30,500)
Accounts payable and accrued expenses	(1,542)	(3,107)
Other liabilities	(1,882)	(1,995)
Net cash provided by operating activities	27,233	1,281

Cash flows from investing activities:
Purchase of property and equipment	(7,095)	(786)
Other, net	(464)	(93)
Net cash used in investing activities	(7,559)	(879)

Cash flows from financing activities:
Cash received from issuance of common stock	121	464
Other, net	—	(56)
Net cash provided by financing activities	121	408

Effect of exchange rate changes on cash and cash equivalents	1,542	41

Net increase in cash and cash equivalents	21,337	851
Cash and cash equivalents - beginning of period	148,692	108,183
Cash and cash equivalents - end of period	$170,029	$109,034
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
The Company’s family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People and Keys Soulcare. The Company’s brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Ulta Beauty, Amazon and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
Note 2—Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, March 31, 2025 and June 30, 2024, and its results of operations and stockholders' equity for the three months ended June 30, 2025 and June 30, 2024 and its cash flows for the three months ended June 30, 2025 and June 30, 2024. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Property and equipment and other assets
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets up to five years. Repairs and maintenance expenditures are expensed as incurred.

Useful lives by major asset class are as follows:

Estimated useful lives
Machinery, equipment and software	2 - 5 years
Leasehold improvements	up to 5 years
Furniture and fixtures	3 - 5 years
Store fixtures	1 - 3 years
As of June 30, 2025 and June 30, 2024, included in other assets are retail product displays, net, of $68.9 million and $55.3 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $7.6 million and $3.7 million for the three months ended June 30, 2025 and June 30, 2024, respectively.
As of June 30, 2025 and June 30, 2024, included in prepaid expenses and other current assets are internal-use software costs related to cloud applications, net, of $56.3 million and $36.4 million, respectively, that are generally amortized over a period of three years. Amortization expense for internal-use software costs related to cloud applications was $1.6 million and $1.3 million for the three months ended June 30, 2025 and June 30, 2024, respectively.
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
The Company’s CODM, who is the Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on consolidated net income as reported on the statements of operations. The CODM reviews measures of segment profits or loss by comparing budgeted verses actual and forecasted results, for purposes of assessing performance, allocating resources and making decisions. See Note 13, “Segment information,” in these Notes to our unaudited condensed consolidated financial statements for additional information about the Company’s reported segment revenue, significant segment expenses and segment net income.
The measure of segment assets is reported on the balance sheet as total consolidated assets.
The following table provides disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers (in thousands).

	Three months ended June 30,
Net sales by geographic region:	2025	2024
United States	$284,609	$271,367
International	69,130	53,110
Total net sales	$353,739	$324,477
Significant accounting policies
The Company made no material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the fiscal year ended March 31, 2025 included in the Annual Report.

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
The Company sells a variety of beauty products but does not consider them to be meaningfully different revenue streams given similarities in the nature of the products, the target consumer and the innovation and distribution processes. See the Segment Reporting section above for the table providing disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers.
As of June 30, 2025, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
Recent accounting pronouncements
New accounting pronouncements issued but not yet adopted
In December 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and will be effective for the Company’s annual periods beginning April 1, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2023-09 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (subtopic 220-40). The standard requires additional disclosures, in the notes to the financial statements, of specified information about certain costs and expenses included in the captions presented on the face of the income statement. The new guidance is effective for the Company’s annual reporting beginning April 1, 2027, and the interim reporting periods beginning April 1, 2028. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2024-03 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.
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
The Company incurred and expensed acquisition transaction costs $0.4 million during the three months ended June 30, 2024, which are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. No acquisition transaction costs were incurred during the three months ended June 30, 2025.
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

Intangible assets
The estimated fair values (all considered level 3 measurements) of the identifiable intangible assets acquired as of the acquisition date, their estimated useful lives and fair value methodology are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)	Fair Value Methodology
Customer relationships – retailers	$20,000	10	Excess earnings method
Customer relationships – e-commerce	17,600	3	Excess earnings method and with and without method
Trademarks	124,500	15	Relief from Royalty method
Total identified intangible assets	$162,100
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of June 30, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(76,993)	$20,607
Customer relationships – e-commerce	3 years	21,540	(14,207)	7,333
Trademarks	10 to 15 years	128,000	(16,392)	111,608
Total finite-lived intangibles		247,140	(107,592)	139,548
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(107,592)	$543,930
Information regarding the Company’s goodwill and intangible assets as of March 31, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(76,273)	$21,327
Customer relationships – e-commerce	3 years	21,540	(12,740)	8,800
Trademarks	10 to 15 years	128,000	(14,229)	113,771
Total finite-lived intangibles		247,140	(103,242)	143,898
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(103,242)	$548,280
Information regarding the Company’s goodwill and intangible assets as of June 30, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(74,113)	$23,487
Customer relationships – e-commerce	3 years	21,540	(8,340)	13,200
Trademarks	10 years	128,000	(7,742)	120,258
Total finite-lived intangibles		247,140	(90,195)	156,945
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,600	—	340,600
Total goodwill and other intangibles		$651,540	$(90,195)	$561,345

Amortization expenses on finite-lived intangible assets were $4.3 million in both the three months ended June 30, 2025 and June 30, 2024. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three months ended June 30, 2025 and June 30, 2024.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of June 30, 2025 is as follows (in thousands):

Remainder of fiscal 2026	$13,048
2027	14,463
2028	11,530
2029	11,530
2030	11,428
Thereafter	77,549
Total	$139,548
Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2025, March 31, 2025 and June 30, 2024 consisted of the following (in thousands):

	June 30, 2025	March 31, 2025	June 30, 2024
Accrued expenses	$60,904	$36,978	$51,511
Accrued inventory	5,484	10,743	20,307
Accrued marketing	14,350	13,501	23,337
Current portion of operating lease liabilities	7,765	7,621	8,470
Accrued compensation	5,950	22,795	7,409
Taxes payable	13,921	11,006	3,065
Other current liabilities	1,762	2,232	2,779
Accrued expenses and other current liabilities	$110,136	$104,876	$116,878
Note 6—Debt
The Company’s outstanding debt as of June 30, 2025, March 31, 2025 and June 30, 2024 consisted of the following (in thousands):

	June 30, 2025	March 31, 2025	June 30, 2024
Debt:
Revolving line of credit(1)	$256,676	$256,676	$89,500
Term loan(1)	—	—	173,375
Total debt	256,676	256,676	262,875
Less: debt issuance costs	—	—	(703)
Total debt, net of issuance costs	256,676	256,676	262,172
Less: current portion	—	—	(102,938)
Long-term portion of debt	$256,676	$256,676	$159,234
(1) See further discussion below. As of June 30, 2025, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement (as defined below).

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
Second Amendment to Amended Credit Agreement
On August 28, 2023, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan bore interest at a rate per annum equal to, at the Company’s election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortized at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ended on December 31, 2023. The Company used the Incremental Term Loan together with cash from its balance sheet and additional borrowings under its Amended Revolving Credit Facility to consummate the Acquisition (as defined in Note 3, “Acquisition,” in these Notes to our unaudited condensed consolidated financial statements) and to pay related fees and expenses in connection with the Acquisition and Second Amendment.
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

Fourth Amendment to Amended Credit Agreement
On March 3, 2025, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, established a revolving credit facility in an aggregate principal amount of $500 million (the “New Revolving Facility”), refinanced the existing indebtedness under the Amended Credit Agreement and reduced the interest rate margin for loans. Additionally, certain baskets under the Amended Credit Agreement were increased as part of the Fourth Amendment. The proceeds of the New Revolving Facility are available to e.l.f. Cosmetics and certain other subsidiaries of the Company for working capital, capital expenditures and other general corporate purposes, including to finance acquisitions and investments permitted under the Amended Credit Agreement and other permitted distributions on account of the equity interests of the Company and its subsidiaries. In addition, up to $35 million of the New Revolving Facility is available for issuing letters of credit. The maturity date of the New Revolving Facility is March 3, 2030. The unused balance of the New Revolving Credit Facility as of June 30, 2025 was $243.3 million.
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
The interest rate as of June 30, 2025 for the New Revolving Facility was approximately 5.4%.
The Fourth Amendment also amended the Pledge and Security Agreement, dated as of December 23, 2016, among the Company, certain subsidiaries of the Company, and the Agent pursuant to which certain covenants and thresholds set forth therein were amended, amongst other changes.
Aggregate future minimum principal payments are $256.7 million due March 3, 2030.
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
Securities Class Action and Stockholder Derivative Matters
On March 6, 2025 and April 8, 2025, the Company, our Chief Executive Officer, and our Chief Financial Officer (collectively, “Defendants”) were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Northern District of California by plaintiffs Luke Rottman and Boston Retirement System. The complaints in both purported securities class actions allege that Defendants made false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and violated Section 20(a) of the Exchange Act, and seek damages and other relief. On May 28, 2025, the court consolidated the two putative securities class action suits, and appointed Boston Retirement System and Metropolitan Employee Benefit System as lead plaintiffs. Lead plaintiffs filed an amended consolidated complaint on July 23, 2025. Defendants expect to file a motion to dismiss the amended consolidated complaint on or around September 5, 2025.

On March 28, 2025 and April 22, 2025, derivative action complaints were filed purportedly on behalf of the Company by separate putative shareholders Joseph Falconio and Robbie Bosworth against certain of the Company’s current and former officers and directors in the United States District Court for the District of Northern California. The complaints allege that certain of the Company’s officers and directors breached their fiduciary duties in connection with the Company’s purported issuance of false and misleading statements concerning the financial condition of the Company. Premised upon the same allegations, the complaints also assert derivative causes of action under the Exchange Act, including Section 10(b) and Rule 10b-5 thereunder, under Sections 24400 and 25500 of California’s Corporations Code, and for waste and unjust enrichment. The latter filed complaint likewise asserts derivative claims under the Exchange Act, including Sections 14(a) and 20(a), and for abuse of control and gross mismanagement, and seeks contribution under Sections 10(b) and 12D of the Exchange Act. On May 19, 2025, the parties subsequently filed a stipulation to consolidate the two cases and to appoint lead counsel, which the court granted on July 3, 2025.
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

The Company believes that it has substantial defenses to the allegations made in the lawsuits and intends to vigorously defend against them.
Note 8—Income taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate as adjusted for any discrete items. The Company’s income tax provision for the three months ended June 30, 2025 was $17.8 million and the income tax benefit for the three months ended June 30, 2024 was $0.3 million, with an effective tax rate of 34.8% and (0.7)% for the three months ended June 30, 2025 and June 30, 2024, respectively. The effective tax rate differs from the US statutory tax rate primarily due to the executive compensation limitation partially offset by a discrete tax benefit related to stock-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the US The law makes changes to US federal tax law, which may include the issuance of further interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements.
Note 9—Stock-based compensation
Stock based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended June 30,
	2025	2024
Service-based vesting options	$19	$19
Restricted stock and RSUs	9,849	12,945
Total stock compensation expense	$9,868	$12,964
As of June 30, 2025, there was less than $19 thousand and $134.2 million of total unrecognized stock-based compensation cost related to unvested service-based stock options and shares subject to RSAs and RSUs, respectively. The unrecognized stock-based compensation is expected to be recognized over the remaining weighted-average period of 3 months for service-based stock options and 2.2 years for shares subject to RSAs and RSUs, respectively.
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
Purchases under the 2024 Share Repurchase Program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any shares will be purchased under the 2024 Share Repurchase Program. Any shares repurchased are intended to be retired after purchase.
The covenants in the Amended Credit Agreement require the Company to be in compliance with certain leverage ratios to make repurchases under the 2024 Share Repurchase Program.
The Company did not repurchase any shares under the 2024 Share Repurchase Program during the three months ended June 30, 2025. A total of $450.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of June 30, 2025.
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

	Three months ended June 30,
	2025	2024
Numerator:
Net income	$33,311	$47,555

Denominator:
Weighted-average common shares outstanding – basic	56,328,483	55,973,914
Dilutive common equivalent shares from equity awards	1,346,552	2,577,509
Weighted-average common shares outstanding – diluted	57,675,035	58,551,423

Net income per share:
Basic	$0.59	$0.85
Diluted	$0.58	$0.81
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	457,982	103,391
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

Supplemental balance sheet information related to leases as of June 30, 2025, March 31, 2025 and June 30, 2024 is as follows (in thousands):

	Classification	June 30, 2025	March 31, 2025	June 30, 2024
Assets
Operating lease assets	Other assets	$54,345	$54,157	$41,108
Total leased assets		$54,345	$54,157	$41,108
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$7,765	$7,621	$8,470
Noncurrent
Operating	Long-term operating lease obligations	50,351	48,721	33,637
Total lease liabilities		$58,116	$56,342	$42,107
_____________________
For the three months ended June 30, 2025 and June 30, 2024, the components of operating and finance lease costs were as follows (in thousands):

		Three months ended June 30,
	Classification	2025	2024
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$3,866	$2,517
Total lease cost		$3,866	$2,517
As of June 30, 2025, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Remainder of fiscal 2026	$2,313
2027	6,817
2028	8,380
2029	9,327
2030	8,464
Thereafter	45,959
Total lease payments	81,260
Less: Interest	23,144
Present value of lease liabilities	$58,116
As of June 30, 2025 and June 30, 2024, the weighted-average remaining lease term (in years) and discount rate were as follows:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term
Operating leases	8.0 years	6.2 years
Weighted-average discount rate
Operating leases	6.0%	5.8%
Operating cash outflows from operating leases for the three months ended June 30, 2025 and June 30, 2024 were $1.2 million and $2.4 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the three months ended June 30, 2025 and June 30, 2024 were $2.1 million and $15.8 million, respectively.

Note 13—Segment information
The following provides additional information about the Company’s reported segment revenue, significant segment expenses and segment net income for the fiscal years ended June 30, 2025, and June 30, 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Revenue	$353,739	$324,477
Cost of sales	109,198	93,194
Gross profit	244,541	231,283

Marketing, merchandising and distribution costs	121,822	114,487
Compensation and benefits	36,408	38,539
Other operating costs(1)	37,602	27,549
Segment expenses	195,832	180,575

Operating income	48,709	50,708
Other income (expense), net	5,037	187
Interest expense, net	(2,632)	(3,665)
Income tax expense	(17,803)	325
Net income	$33,311	$47,555

Reconciliation of net income:
Net income	$33,311	$47,555
Adjustments and reconciling items	—	—
Consolidated net income	$33,311	$47,555
(1) Other operating costs include general and administrative expenses, depreciation and amortization.
Note 14–Subsequent Events
rhode Acquisition

On August 5, 2025, the Company consummated the acquisition of HRBeauty LLC (“rhode”), a fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber for $800.0 million at closing, subject to customary adjustments, inclusive of $600.0 million of cash and $200.0 million of stock, and potential earnout consideration of up to $200.0 million based on the future growth of the brand over a three-year timeframe. The transaction is expected to be accounted for as a business combination using the acquisition method of accounting, which requires certain assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. As of the date of this filing, the Company is currently evaluating the preliminary allocation of the purchase price to the net assets acquired and liabilities that will be assumed in the transaction.

Fifth Amendment to Amended Credit Agreement
On August 5, 2025, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things, established a term loan facility in an aggregate principal amount of $600.0 million (the “Term Facility”), made customary changes in connection with adding a term loan facility, increased the maximum permitted consolidated total net leverage ratio financial covenant and increased the interest rate margin for loans under the Company’s existing revolving line of credit (the “Revolving Credit Facility”). The proceeds of the Term Facility were made available to e.l.f. Cosmetics and certain other subsidiaries of the Company to pay a portion of the consideration for the acquisition of rhode.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended March 31, 2025 (the “Annual Report”) and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
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
The Company's family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People, and Keys Soulcare. The Company's brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Ulta Beauty, Amazon and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
Potential Impact of Tariffs
The majority of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. Furthermore, in March and April 2025, the Trump administration announced a series of additional tariffs on products from countries worldwide. Since then, some of these tariffs have been increased, reduced, or temporarily paused.

The US tariff policies are continuing to evolve. As a result, our risks and mitigation plans will also continue to evolve as further developments arise. Any alteration of trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on imports from China to the United States may result in further or higher tariffs or retaliatory trade measures by China. We are in the process of determining our incremental tariff cost exposure in light of continuing changes to tariff policies, and the full extent of our potential mitigation plans, as well as the associated timing to implement such plans. To mitigate our risk of ongoing exposure to tariffs, the Company raised prices globally for all products sold as of August 1, 2025. The Company may also seek to shift production outside of China into regions where we expect tariffs to be lower and to source the same products in more than one region, to the extent it is possible and not cost-prohibitive.

See the risk factor titled “Additional US tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on the Company’s financial condition and results of operations” included as part of Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for additional information regarding risk related to tariffs.

Our Acquisition of rhode

On August 5, 2025, we consummated the acquisition of HRBeauty LLC (“rhode”), a fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber for $800.0 million at closing, subject to customary adjustments, in a combination of $600.0 million of cash and $200.0 million of stock, and potential earnout consideration of up to $200.0 million based on the future growth of the brand over a three-year timeframe.

Fifth Amendment to Amended Credit Agreement
On August 5, 2025, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement, pursuant to which we borrowed an incremental term loan in a principal amount equal to $600.0 million (the “Incremental Term Loan”), together with available cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate and pay related fees and expenses in connection with our acquisition of rhode.

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
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,
(in thousands)	2025	2024
Net sales	$353,739	$324,477
Cost of sales	109,198	93,194
Gross profit	244,541	231,283
Selling, general and administrative expenses	195,832	180,575
Operating income	48,709	50,708
Other income, net	5,037	187
Interest expense, net	(2,632)	(3,665)
Income before provision for income taxes	51,114	47,230
Income tax (provision) benefit	(17,803)	325
Net income	$33,311	$47,555

	Three months ended June 30,
(percentage of net sales)	2025	2024
Net sales	100%	100%
Cost of sales	31%	29%
Gross margin	69%	71%
Selling, general and administrative expenses	55%	56%
Operating income	14%	16%
Other income, net	1%	—%
Interest expense, net	(1)%	(1)%
Income before provision for income taxes	14%	15%
Income tax (provision) benefit	(5)%	—%
Net income	9%	15%
Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024
Net sales
Net sales increased $29.3 million, or 9%, to $353.7 million for the three months ended June 30, 2025, compared to $324.5 million for the three months ended June 30, 2024. The increase was driven primarily by strength in both our retailer and e-commerce channels. Net sales increased $20.4 million, or 8%, in our retailer channels and $8.9 million, or 17%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $29.3 million of the increase in net sales as compared to the three months ended June 30, 2024.

Gross profit
Gross profit increased $13.3 million, or 6%, to $244.5 million for the three months ended June 30, 2025, compared to $231.3 million for the three months ended June 30, 2024. Higher unit volume drove $20.9 million increase in gross profit, offset by $7.6 million of cost mix impact. Gross margin decreased approximately 215 basis points to 69% when compared to the three months ended June 30, 2024. The decrease in gross margin was primarily driven by tariffs, partially offset by favorable foreign exchange impacts, cost savings and mix.
Selling, general and administrative expenses
SG&A expenses were $195.8 million for the three months ended June 30, 2025, an increase of $15.3 million, or 8%, from $180.6 million for the three months ended June 30, 2024. SG&A expenses as a percentage of net sales decreased to 55% for the three months ended June 30, 2025 from 56% for the three months ended June 30, 2024. The $15.3 million increase was primarily related to an increase in professional fees of $5.7 million, increased retail fixturing and visual merchandising costs of $4.7 million, marketing and digital spend of $4.5 million and increased depreciation and amortization of $4.1 million, offset by decreased compensation and benefits expense of $2.1 million and decreased operations costs of $1.9 million.
Other income, net
Other income, net totaled $5.0 million for the three months ended June 30, 2025, as compared to $0.2 million for the three months ended June 30, 2024. The year-over-year variance is primarily due to an increase in foreign currency gains in the period attributable to currency rate fluctuation.
Interest expense, net
Interest expense, net was $2.6 million for the three months ended June 30, 2025, as compared to interest expense, net of $3.7 million for the three months ended June 30, 2024. The year-over-year variance was primarily due to higher interest costs and lower interest earned on our cash balances. See Note 6, “Debt,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our debt.
Income tax (provision) benefit
The income tax provision was $17.8 million, or an effective rate of 34.8%, for the three months ended June 30, 2025, as compared to a benefit of $0.3 million, or an effective rate of (0.7)%, for the three months ended June 30, 2024. The change in the income tax (provision) benefit was primarily driven by a decrease in discrete tax benefits of $11.4 million, primarily related to stock-based compensation, and an increase in income before taxes of $3.9 million, resulting in a higher provision.
Financial condition, liquidity and capital resources
Overview
As of June 30, 2025, we had $170.0 million of cash and cash equivalents. In addition, as of June 30, 2025, we had borrowing capacity of $243.3 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, compensation and benefits, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers and the general seasonality of our business. As of June 30, 2025, we had working capital, excluding cash and cash equivalents, of $247.8 million, compared to $214.8 million as of March 31, 2025. Working capital, excluding cash and cash equivalents and debt, was $247.8 million and $214.8 million as of June 30, 2025 and March 31, 2025, respectively.

We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of June 30, 2025 was $243.3 million. If necessary, we can borrow funds under our Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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
Cash flows

	Three months ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$27,233	$1,281
Investing activities	(7,559)	(879)
Financing activities	121	408
Cash provided by operating activities
For the three months ended June 30, 2025, net cash provided by operating activities was $27.2 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $74.5 million, partially offset by an increase in working capital of $47.2 million. The increase in working capital was primarily driven by a $46.2 million increase in accounts receivable, a $16.3 million increase in prepaid expense and other assets, an $18.7 million decrease in inventory, a $1.5 million decrease in accounts payable and accrued expenses, and a $1.9 million decrease related to other liabilities.
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
Cash used in investing activities
For the three months ended June 30, 2025, net cash used in investing activities was $7.6 million primarily consisting of capital expenditures related to fixturing, equipment and software.
For the three months ended June 30, 2024, net cash used in investing activities was $0.9 million consisting of capital expenditures related to fixturing, equipment and software.
Cash provided by financing activities
For the three months ended June 30, 2025, net cash provided by financing activities was $0.1 million primarily related to cash received from the exercise of stock options.
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
Second Amendment to Amended Credit Agreement
On August 28, 2023, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed incremental term loans in a principal amount equal to $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Incremental Term Loan bore interest at a rate per annum equal to, at the Company’s election, adjusted term SOFR or an alternate base rate as set forth in the Second Amendment, plus an interest rate margin, based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.375%; provided that if SOFR is less than 0.00%, such rate shall be deemed to be 0.00%, and (ii) in the case of alternate base rate loans, 0.50% to 1.375%; provided that if the alternate base rate is less than 1.00%, such rate shall be deemed to be 1.00%. The Incremental Term Loan amortized at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ended on December 31, 2023. The Company used the Incremental Term Loan together with cash from its balance sheet and additional borrowings under its Amended Revolving Credit Facility to consummate the Acquisition (as defined in Note 3, “Acquisition,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and to pay related fees and expenses in connection with the Acquisition and Second Amendment.
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

Fourth Amendment to Amended Credit Agreement
On March 3, 2025, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, established a revolving credit facility in an aggregate principal amount of $500 million (the “New Revolving Facility”), refinanced the existing indebtedness under the Amended Credit Agreement and reduced the interest rate margin for loans. Additionally, certain baskets under the Amended Credit Agreement were increased as part of the Fourth Amendment. The proceeds of the New Revolving Facility are available to e.l.f. Cosmetics and certain other subsidiaries of the Company for working capital, capital expenditures and other general corporate purposes, including to finance acquisitions and investments permitted under the Amended Credit Agreement and other permitted distributions on account of the equity interests of the Company and its subsidiaries. In addition, up to $35 million of the New Revolving Facility is available for issuing letters of credit. The maturity date of the New Revolving Facility is March 3, 2030. The unused balance of the New Revolving Credit Facility as of June 30, 2025 was $243.3 million.

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
The interest rate as of June 30, 2025 for the New Revolving Facility was approximately 5.4%.
The Fourth Amendment also amended the Pledge and Security Agreement, dated as of December 23, 2016, among the Company, certain subsidiaries of the Company, and the Agent pursuant to which certain covenants and thresholds set forth therein were amended, amongst other changes.
Aggregate future minimum principal payments are $256.7 million due March 3, 2030.
Contractual obligations and commitments
There have been no material changes to our contractual obligations and commitments as included in the Annual Report.
Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.
Critical accounting policies and estimates
The MD&A is based upon our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with US GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances and evaluate these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the critical accounting policies and estimates included in the Annual Report.
Recent accounting pronouncements
Recent accounting pronouncements are disclosed in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and qualitative disclosures about market risk.
There have been no material changes to our primary risk exposures or management of market risks from those disclosed in the Annual Report.

Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of June 30, 2025, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and concluded that there have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal proceedings.
We are from time to time subject to, and are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations. See Note 7, “Commitments and Contingencies,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding current legal proceedings.
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
Acquisitions or investments, such as our acquisition of rhode, could disrupt our business and harm our financial condition.
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
If we are unable to address these difficulties and challenges or other problems encountered in connection with any acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, and we might incur unanticipated liabilities or otherwise suffer harm to our business generally. For example, if the integration of rhode's business with our business is more difficult, costly or time-consuming than expected, we may not fully realize the expected benefits of our acquisition of rhode, which may adversely affect our business, financial condition and results of operations. See also “Risk factors related to our acquisition of rhode.”
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
Risk factors related to our acquisition of rhode
We have made certain assumptions relating to our acquisition of rhode that may prove to be materially inaccurate.
We have made certain assumptions relating to our acquisition of rhode that may prove to be inaccurate, including as the result of the failure to realize the expected benefits of the acquisition, failure to realize expected revenue growth rates and higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect rhode. If the assumptions are incorrect, our business, financial condition and results of operations may be materially adversely affected.
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
We must continue to retain, motivate and recruit executives, other key employees and service providers and certain personnel from rhode following the acquisition, including Hailey Bieber, the founder of rhode, who is essential to the rhode brand and who is prominently involved in the marketing of the rhode brand to consumers. rhode's performance will be substantially dependent on the performance of certain of its key employees, management and other certain personnel, specifically Hailey Bieber. A failure by us to attract, retain and motivate key employees and certain personnel of rhode, in particular Hailey Bieber, could have a negative impact on rhode’s business, and our business, financial condition and results of operations.

Furthermore, if key employees and certain personnel choose not to be employees or advisors of rhode or our company following the acquisition and depart, or are at risk of departing due to issues including the uncertainty of integration or a desire not to become employees or advisors of our company, we may incur significant costs to retain such individuals or to identify, hire and retain replacements for departing rhode employees and personnel. Additionally, our failure to retain these individuals may result in the loss of significant expertise and branding opportunities relating to the business of rhode, and our ability to realize the anticipated benefits of the acquisition of rhode may be adversely affected.

Risk factors related to our business operations and macroeconomic conditions
Additional US tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on the Company’s financial condition and results of operations.
Starting in July 2018, the US government announced a series of lists covering thousands of categories of Chinese origin products subject to US tariffs in addition to the tariffs that have historically applied to such products. The majority of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. In March and April 2025, the Trump administration announced a series of additional tariffs on most products from countries worldwide, including higher tariffs on substantially all products of Chinese origin. Since then, the Trump administration has increased, reduced or temporarily paused some of the increased tariffs. We cannot predict whether such reductions or increases will remain in place or pauses will be extended or will lapse, whether the Trump administration will continue to increase tariffs, or whether the Trump administration will enter into agreements with countries to reduce tariffs.
Nonetheless, as a result of the additional US tariffs announced since early 2025, on August 1, 2025, the Company raised prices globally for all products sold, which could result in the loss of consumers and materially and adversely affect our business, financial condition and results of operations. The Company may also seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its, costs, sales, business, financial condition and results of operations. Additional tariff increases or trade restrictions imposed by the United States could materially adversely affect the results of operations of the Company's US business. We cannot predict whether these policies will continue or if new policies will be enacted; however, we could experience a material adverse effect on our business, financial condition and results of operations if these or other incremental tariffs go into effect.
There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by China and other countries, leading to a global trade war. Trade restrictions implemented by the United States, China, Canada, the United Kingdom (the “UK”), the European Union (the “EU”) or any of the other jurisdictions in which we conduct significant business in connection with a global trade war could result in us raising prices further or making changes to our operations, any of which could result in a material adverse effect on our financial condition and results of operations.
A disruption in our operations, including a disruption in the supply chains for our products, could materially and adversely affect our business.
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (such as the port strikes in 2024), disruptions or delays in shipments, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters (such as the January 2025 Southern California wildfires and the 2024 Atlantic hurricanes), pandemics (such as the coronavirus pandemic), border disputes, international conflict (such as the ongoing military conflict in Ukraine and the Middle East), acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
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
We use multiple third-party suppliers and manufacturers, primarily based in China, to source and manufacture the majority of our products. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. Further, we are subject to risks associated with disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes (such as the port strikes in 2024), product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
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
Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the UK, the EU, China or any of the other jurisdictions in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as higher inflation rates in the United States, which increased in the second half of 2021 and have remained above the Federal Reserve’s inflation target, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures. In addition, the global macroeconomic environment has been negatively affected by, among other things, the 2024 presidential election, increased US trade tariffs and trade disputes between the United States, China and other countries, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. In the first half of 2025, there have been significant changes and proposed changes to US trade policies. Since March 2025, President Trump has announced new tariffs on foreign imported goods from countries worldwide, including additional tariffs on substantially all products imported from China. Some of these tariffs have been paused or reduced, but we cannot predict whether any of these reductions will remain in place or pauses will lapse or be extended or whether any tariffs will be increased or decreased. These additional tariffs, including pauses, reductions or additional increases, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, have introduced significant uncertainty into the market and may affect the cost to manufacture our products and the prices of and demand for our products, which could have a material and adverse effect on our business, financial condition and results of operations. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

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
As of June 30, 2025, we had a total of $256.7 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $243.3 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays and digital investments. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions.
On August 5, 2025, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement, pursuant to which we borrowed an incremental term loan in a principal amount equal to $600.0 million (the “Incremental Term Loan”), together with available cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate and pay related fees and expenses in connection with our acquisition of rhode.

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
We are subject to the income tax laws of the United States and several international jurisdictions. Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence or changes ushered in by the Trump administration, could materially and adversely affect our business, financial condition and results of operations. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law and extended many of the tax law provisions that were set to expire in 2025. Further changes to the tax laws or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect. We are still evaluating the potential impacts of the OBBBA on our financial statements.

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
We conduct periodic penetration testing and vulnerability assessments to identify and address potential security weaknesses in our systems and third-party vendor environments to support expected future growth. As such, we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. We are currently undertaking various technology upgrades and enhancements to support our business growth, including an implementation of SAP software to upgrade our platforms and systems worldwide, which went live in July 2025. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems.
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

For example, in the European Union, the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market, entered into force on August 1, 2024. While the majority of the substantive requirements will only apply two years later, certain of its provisions regarding prohibited AI systems and AI literacy obligations are already applicable. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of AI and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. It is possible that further new laws and regulations will be adopted in the United States and in other non-US jurisdictions as well, or that existing laws and regulations may be interpreted in ways that would affect the way in which we use AI and machine learning technology. Such additional regulations may impact our ability to develop, use and commercialize AI in the future.

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
We currently source and manufacture the majority of our products from third-party suppliers and manufacturers in China. As of June 30, 2025, we had 105 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, privacy, hygiene supervision and other matters. For example, in December 2021, the US Congress enacted the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (“XUAR”). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Currently, considerable uncertainty surrounds the future trade relationship between the United States and China. The US government has implemented significant changes to US trade policy with respect to China since 2018, including the most recent tariff increases introduced by the Trump administration. Given the recent volume of executive orders from the Trump administration, we cannot predict additional near-term changes in the US trade policy with China; however such changes may materially and adversely impact our business, financial condition and results of operations. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
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
Our products are also subject to state laws and regulations, such as the California Safe Drinking Water and Toxic Enforcement Act, also known as “Prop 65,” and various state PFAS regulations, and failure to comply with such laws may also result in lawsuits and regulatory enforcement that could have a material adverse effect on our business, financial condition and results of operations. We have been, and may in the future be, involved in litigation related to such state laws and regulations.
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. For example, we are currently parties to litigation as described in Note 7, “Commitments and Contingencies,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, privacy claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
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
We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, X (formerly Twitter), Roblox, Twitch, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control. For example, lawmakers in the United States, Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, President Biden signed a bill to force a sale of TikTok by its Chinese owner, ByteDance, by January 19, 2025 or institute a first-of-its-kind ban on the app in the United States. Though ByteDance did not sell TikTok by the deadline, President Trump signed an executive action on January 20, 2025 that delayed enforcement of the TikTok ban for 75 days and has since granted two additional extensions to give his administration more time to broker a deal to bring the social media platform under American ownership. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations. Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
On August 27, 2024, we announced that our board of directors authorized a new share repurchase program allowing us to repurchase up to $500.0 million of our outstanding shares of common stock (the “2024 Share Repurchase Program”), of which $450.0 million remains available for future share repurchases as of June 30, 2025. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which has increased the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had approximately 193.3 million shares of common stock authorized but unissued and 56.7 million shares of common stock outstanding as of July 31, 2025. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the Acquisition. The acquisition of rhode provides for the issuance of approximately 2.6 million shares of the Company’s common stock.

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
We did not repurchase any shares under the 2024 Share Repurchase Program during the three months ended June 30, 2025. A total of $450.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of June 30, 2025.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.

Item 5. Other information.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of each Rule 10b5-1 trading plan that was adopted, modified or terminated by an officer or a director of the Company during the three months ended June 30, 2025.

			Trading Arrangement		Total Shares to be Sold	Expiration Date
Officer/Director	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**
Tarang Amin	Adopt	6/13/2025	X		Up to 479,537(1)	9/30/2026
Chairman, Chief Executive Officer, and President

Mandy Fields	Adopt	6/09/2025	X		Up to 97,702(2)	9/18/2026
SVP and Chief Financial Officer

Jennie Laar	Adopt	6/12/2025	X		Up to 38,882(2)	9/11/2026
SVP and Chief Commercial Officer

Scott Milsten	Adopt	6/11/2025	X		Up to 105,581	9/11/2026
SVP, General Counsel and Chief People Officer

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) The total shares to be sold cannot be determined at the date of this Quarterly Report on Form 10-Q as the planned sale amount for such officer includes the net number of shares after a portion of the shares have been sold to cover withholding taxes as a result of option exercises. The amount listed for such officer reflects the maximum number of shares available to be sold without reducing estimated shares to be sold to cover applicable withholding taxes.
(2) The total shares to be sold cannot be determined at the date of this Quarterly Report on Form 10-Q as the planned sale amount for such officer is equal to a designated percentage of the net number of shares after a portion of the shares have been sold to cover withholding taxes from RSU vesting, as well as performance stock units that will only vest upon achievement of applicable performance targets and may not vest at all. The amount listed for such officer reflects the maximum number of shares available to be sold without reducing estimated shares to be sold to cover applicable withholding taxes.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
2.1	Agreement and Plan of Merger by and among the e.l.f. Beauty, Inc., e.l.f. Cosmetics, Inc., Glaze Merger Sub, LLC, HRBeauty LLC, the Sellers, and David Levin (as Sellers’ Representative), dated May 28, 2025		8-K	2.1	001-37873	8/6/2025
3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016
3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016
3.3	Amendment to e.l.f. Beauty, Inc. Amended and Restated Certificate of Incorporation		8-K	3.1	001-37873	8/27/2024
10.1	Fifth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement, dated August 5, 2025, by and among the e.l.f. Beauty, Inc., e.l.f. Cosmetics, Inc., W3LL People, Inc. J.A. RF, LLC, Naturium Holdings, Inc., Naturium, LLC, Bank of Montreal and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/6/2025
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

e.l.f. Beauty, Inc.

August 7, 2025	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

August 7, 2025	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)