Form 10-Q
period 2025-09-30
e.l.f. Beauty, Inc.
filed 2025-11-10
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 6, 2025 was 59,636,768 shares.

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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2025	March 31, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$194,403	$148,692	$96,768
Accounts receivable, net	154,688	126,010	146,559
Inventory, net	247,390	187,170	238,798
Prepaid expenses and other current assets	110,756	78,688	71,914
Total current assets	707,237	540,560	554,039
Property and equipment, net	44,419	28,787	15,563
Intangible assets, net	575,376	207,698	216,396
Goodwill	851,830	340,582	340,582
Other assets	139,920	130,548	110,435
Total assets	$2,318,782	$1,248,175	$1,237,015

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$22,500	$—	$100,250
Accounts payable	109,296	72,180	93,617
Accrued expenses and other current liabilities	130,074	104,876	117,030
Total current liabilities	261,870	177,056	310,897
Long-term debt	831,551	256,676	156,648
Deferred tax liabilities	20,897	3,812	4,833
Long-term operating lease obligations	55,629	48,721	36,176
Other long-term liabilities	9,826	1,055	766
Total liabilities	1,179,773	487,320	509,320

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2025, March 31, 2025 and September 30, 2024; 59,430,231, 55,730,037 and 56,331,038 shares issued and outstanding as of September 30, 2025, March 31, 2025 and September 30, 2024, respectively	593	556	562
Additional paid-in capital	1,283,385	942,025	954,455
Accumulated other comprehensive income	971	521	439
Accumulated deficit	(145,940)	(182,247)	(227,761)
Total stockholders' equity	1,139,009	760,855	727,695
Total liabilities and stockholders' equity	$2,318,782	$1,248,175	$1,237,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net sales	$343,936	$301,075	$697,675	$625,552
Cost of sales	105,078	87,016	214,276	180,210
Gross profit	238,858	214,059	483,399	445,342
Selling, general and administrative expenses	231,142	186,141	426,974	366,716
Operating income	7,716	27,918	56,425	78,626
Other (expense) income, net	(1,878)	3,791	3,159	3,978
Interest expense, net	(9,153)	(3,761)	(11,785)	(7,426)
Loss on extinguishment of debt	(674)	—	(674)	—
(Loss) Income before provision for income taxes	(3,989)	27,948	47,125	75,178
Income tax benefit (provision)	6,985	(8,928)	(10,818)	(8,603)
Net income	$2,996	$19,020	$36,307	$66,575

Net income per share:
Basic	$0.05	$0.34	$0.63	$1.19
Diluted	$0.05	$0.33	$0.62	$1.14
Weighted average shares outstanding:
Basic	58,361,701	56,345,648	57,350,647	56,160,796
Diluted	59,593,910	58,482,530	58,640,028	58,517,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(unaudited)
(in thousands)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net income	$2,996	$19,020	$36,307	$66,575
Other comprehensive income, net of tax
Foreign currency translation adjustment	(236)	448	450	489
Other comprehensive (loss) income, net of tax	(236)	448	450	489
Comprehensive income	$2,760	$19,468	$36,757	$67,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2025	55,730,037	$556	$942,025	$521	$(182,247)	$760,855
Net income	—	—	—	—	33,311	33,311
Stock-based compensation	—	—	9,879	—	—	9,879
Exercise of stock options and vesting of restricted stock	1,004,866	10	111	—	—	121
Foreign currency translation adjustment	—	—	—	686	—	686
Balance as of June 30, 2025	56,734,903	$566	$952,015	$1,207	$(148,936)	$804,852
Net income	—	—	—	—	2,996	2,996
Stock-based compensation	—	—	29,469	—	—	29,469
Exercise of stock options and vesting of restricted stock	112,957	1	1,649	—	—	1,650
Issuance of common stock as consideration for acquisition	2,582,371	26	300,252	—	—	300,278
Foreign currency translation adjustment	—	—	—	(236)	—	(236)
Balance as of September 30, 2025	59,430,231	$593	$1,283,385	$971	$(145,940)	$1,139,009
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

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Six months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$36,307	$66,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,478	19,300
Non-cash lease expense	5,541	4,503
Stock-based compensation expense	39,345	34,612
Amortization of debt issuance costs and discount on debt	487	276
Deferred income taxes	18,716	1,324
Acquisition-related seller expenses	(47,100)	—
Loss on extinguishment of debt	674	—
Other, net	2,390	18
Changes in operating assets and liabilities:
Accounts receivable	2,958	(21,221)
Inventory	(19,211)	(45,071)
Prepaid expenses and other assets	(48,755)	(48,863)
Accounts payable and accrued expenses	24,358	5,188
Other liabilities	3,460	(4,192)
Net cash provided by operating activities	50,648	12,449

Cash flows from investing activities:
Acquisition, net of cash acquired	(580,603)	—
Purchase of property and equipment	(13,944)	(2,409)
Other, net	(464)	(93)
Net cash used in investing activities	(595,011)	(2,502)

Cash flows from financing activities:
Proceeds from revolving line of credit	50,000	—
Repayment of revolving line of credit	(50,000)	—
Proceeds from long-term debt	600,000	—
Repayment of long-term debt	—	(5,375)
Debt issuance costs paid	(6,891)	—
Repurchase of common stock	—	(17,076)
Cash received from issuance of common stock	1,771	533
Other, net	—	(58)
Net cash provided by (used in) financing activities	594,880	(21,976)

Effect of exchange rate changes on cash and cash equivalents	194	614

Net increase (decrease) in cash, cash equivalents and restricted cash	50,711	(11,415)
Cash, cash equivalents and restricted cash - beginning of period	148,692	108,183
Cash, cash equivalents and restricted cash - end of period	$199,403	$96,768
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
The Company’s family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People, Keys Soulcare, and rhode. The Company’s brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Ulta Beauty, Amazon and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
Note 2—Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, March 31, 2025 and September 30, 2024, and its results of operations and stockholders' equity for the three and six months ended September 30, 2025 and September 30, 2024 and its cash flows for the six months ended September 30, 2025 and September 30, 2024. All intercompany balances and transactions have been eliminated in consolidation.
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
Fair Value Measurements
ASC 820, Fair Value Measurement ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:
Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs, which rely on the reporting entity’s assumptions when there is little or no market data.

The Company performs valuations of assets acquired and liabilities assumed in acquisitions accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition-date fair value. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information on fair value measurement as part of the rhode acquisition, see Note 4, “Acquisitions,” in these Notes to our unaudited condensed consolidated financial statements.

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
As of September 30, 2025 and September 30, 2024, included in other assets are retail product displays, net, of $74.9 million and $63.8 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $7.8 million and $4.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $15.4 million and $8.5 million for the six months ended September 30, 2025 and September 30, 2024, respectively.
As of September 30, 2025 and September 30, 2024, included in prepaid expenses and other current assets are internal-use software costs related to cloud applications, net, of $59.9 million and $41.1 million, respectively, that are generally amortized over a period of three years. Amortization expenses for internal-use software costs related to cloud applications was $3.4 million and $1.5 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $5.0 million and $2.8 million for the six months ended September 30, 2025 and September 30, 2024, respectively.
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
The Company’s CODM, who is the Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on consolidated net income as reported on the statements of operations. The CODM reviews measures of segment profits or loss by comparing budgeted verses actual and forecasted results, for purposes of assessing performance, allocating resources and making decisions. See Note 14, “Segment information,” in these Notes to our unaudited condensed consolidated financial statements for additional information about the Company’s reported segment revenue, significant segment expenses and segment net income.
The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table provides disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers (in thousands).

	Three months ended September 30,		Six months ended September 30,
Net sales by geographic region:	2025	2024	2025	2024
United States	$278,228	$236,655	$562,837	$508,022
International	65,708	64,420	134,838	117,530
Total net sales	$343,936	$301,075	$697,675	$625,552
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

As of September 30, 2025, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
Recent accounting pronouncements
New accounting pronouncements issued but not yet adopted
In December 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and are effective for the Company’s annual periods beginning April 1, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2023-09 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the outdated guidance for accounting for software costs by aligning the accounting with how software is developed today. The effective date for the standard is for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is in the process of analyzing the impact of the ASU on its consolidated financial statements and related disclosures.
Note 3—Restricted cash
Restricted cash amounting to $5.0 million as of September 30, 2025, included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheets, represents part of the purchase consideration held in escrow for the settlement of general representation and warranty provisions in connection with the Company’s acquisition of HRBeauty LLC (“rhode”). The Company determines current or non-current classification of restricted cash based on the expected duration of the restriction.
The reconciliation of cash, cash equivalents and restricted cash recorded in the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows are as follows (in thousands):

	Balance sheet classification	September 30, 2025	March 31, 2025	September 30, 2024
Cash and cash equivalents	Cash and cash equivalents	$194,403	$148,692	$96,768
Restricted cash held in escrow	Prepaid expenses and other current assets	5,000	—	—
Cash, cash equivalents and restricted cash - end of period		$199,403	$148,692	$96,768
Note 4—Acquisitions
rhode Acquisition
On August 5, 2025, the Company consummated the acquisition of rhode, the fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber known for its collection of high-performance, skin-focused products (the “rhode Acquisition”). The rhode Acquisition is built upon both brands' shared focus on disruption, community connection and product innovation, and furthers the Company’s penetration within skin care. The rhode Acquisition was completed pursuant to the Agreement and Plan of Merger, by and among the Company, e.l.f. Cosmetics, Inc., Glaze Merger Sub, LLC (“Merger Sub”), HRBeauty LLC, the sellers identified therein, and David Levin (as the sellers’ representative), dated May 28, 2025 (the “Merger Agreement”). Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, Merger Sub merged with and into rhode (the “Merger”), and upon consummation of the Merger, Merger Sub ceased to exist and rhode became a wholly owned subsidiary of e.l.f. Cosmetics, Inc. Upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement, all outstanding limited liability company interests of rhode were cancelled and converted into the right to receive the consideration. The rhode Acquisition was accounted for as a business combination using the acquisition method of accounting, which requires certain assets acquired and liabilities assumed to be recognized at the estimated fair values as of the date of the rhode Acquisition. The total purchase price of $896.5 million consisted of cash, equity consideration, and a potential earnout. The following table summarizes the preliminary allocation of purchase price to the assets acquired and liabilities assumed (in thousands):

Cash consideration		$589,086
Equity consideration (common stock issued)(1)		300,278
Valuation of potential earnout		7,100
Total consideration		896,464
Net assets acquired, excluding liability assumed for acquisition-related seller expenses	$432,316
Liability assumed for acquisition-related seller expenses(2)	(47,100)
Less: Net assets acquired		(385,216)
Goodwill		$511,248
(1) The fair market value of the $300.3 million common stock issued (equivalent to 2,582,371 shares of common stock) was determined on the basis of the opening market price of the Company’s stock of $116.28 per share on the rhode Acquisition date.
(2) In connection with the rhode Acquisition, the Company paid rhode’s acquisition-related expenses of $47.1 million recognized as an assumed liability at the acquisition date. The Company determined these amounts represented assumed liabilities of the sellers at the acquisition date, as the Company bore no legal obligation to the related vendors prior to closing.

The Company incurred and expensed acquisition transaction costs of $3.6 million and $7.2 million during the three and six months ended September 30, 2025, respectively, which are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The purchase price allocation, deferred tax calculations and residual goodwill are preliminary and pending finalization. rhode’s results of operations have been included in the Company's condensed consolidated financial statements from the date of acquisition.

The following table presents the preliminary purchase price allocation recorded in the Company's condensed consolidated balance sheet on the rhode Acquisition date (in thousands):

Cash	$8,483
Accounts receivable	30,036
Inventory	39,715
Prepaid expenses and other current assets	2,199
Property and equipment	1,774
Intangible assets	380,900
Goodwill(1)	511,248
Total assets acquired	974,355
Accounts payable	(17,898)
Accrued expenses and other current liabilities	(59,925)
Other obligations	(68)
Total liabilities assumed	(77,891)
Total purchase price	$896,464
(1) The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill recognized in the transaction is primarily attributable to the Company’s expectation that rhode can continue to expand distribution and deliver new skin care products. Substantially all of the goodwill is expected to be deductible for tax purposes.

Intangible assets
The estimated fair values (all considered level 3 measurements) of the identifiable intangible assets acquired as of the rhode Acquisition date, their estimated useful lives and fair value methodology are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)	Fair Value Methodology
Customer relationships – retailers	$104,600	12	Excess earnings method
Trademarks	276,300	15	Relief from Royalty method
Total identified intangible assets	$380,900
Valuation of potential earn out
In connection with the rhode Acquisition, the Company recorded a liability at fair value for the contingent consideration payable upon achievement of certain performance milestones by 2028, with a maximum cash payment of $200 million. This amount is reflected as "Other long-term liabilities" on the condensed consolidated balance sheets. If these performance milestones are not met, no payment will be made. The fair value of the liability is calculated using Monte Carlo simulation based on corresponding projected revenue. In accordance, the volatility and discount rate was adjusted to reflect the risk profile of recurring revenue.
The measurement includes significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820.
Certain financial information
Since the rhode Acquisition date, the results of operations for rhode of $52.4 million of net sales and $15.1 million of net income for the three months ended September 30, 2025, have been included within the accompanying consolidated statements of operations.
The net sales and net income of the combined companies on an unaudited pro forma basis, had the rhode Acquisition date been April 1, 2024. The unaudited pro forma financial information includes, where applicable, adjustments for (i) amortization expense related to acquired intangible assets, (ii) additional interest expense for borrowings related to funding the rhode Acquisition, and (iii) associated tax-related impacts of adjustments. These pro forma adjustments are based on the available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the rhode Acquisition with the Company's historical financial information on a pro forma basis. Adjustments do not include costs related to integration activities, cost savings, or synergies that have been or may be achieved by the combined business. The net sales and net income of the combined companies on an unaudited pro forma basis, are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net sales	$401,610	$341,507	$795,597	$699,871
Net income	13,040	19,120	40,042	62,505
The unaudited pro forma financial information shown in the table above is presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the rhode Acquisition had taken place at April 1, 2024 (the beginning of comparable period presented).
Naturium Acquisition
On October 4, 2023, the Company, through its wholly owned subsidiary, e.l.f. Cosmetics, Inc., completed its acquisition of Naturium LLC (“Naturium”) (including the indirect acquisition of equity interests in Naturium through the purchase of TCB-N Prelude Blocker Corp., a holding company) (the “Naturium Acquisition”), which furthered the Company’s mission to make the best of beauty accessible to every eye, lip, face and skin concern. Naturium is a skin care company that provides clinically effective products at an affordable price. The Company directly and indirectly acquired all rights, title and interest in and to the outstanding equity securities of Naturium for a purchase price of $333.0 million in a combination of cash and Company stock.

The following table summarizes the fair market value of the consideration transferred and how the Company calculates the goodwill resulting from the Naturium Acquisition (in thousands):

Cash consideration		$275,266
Equity consideration (common stock issued)(1)		57,772
Total consideration transferred		333,038
Less: Net assets acquired
Net assets acquired, excluding liability assumed for acquisition-related seller expenses	$174,625
Liability assumed for acquisition-related seller expenses(2)	(10,549)
Net assets acquired		(164,076)
Goodwill		$168,962
(1) The fair market value of the $57.8 million common stock issued (equivalent to 577,659 shares of common stock) was determined on the basis of the opening market price of the Company’s stock of $100.01 per share on the Naturium Acquisition date.
(2) In connection with the Naturium Acquisition, the Company paid Naturium’s acquisition-related expenses of $10.5 million recognized as an assumed liability at the Naturium Acquisition date.
The Company incurred and expensed acquisition transaction costs of zero and $0.4 million during the three and six months ended September 30, 2024, respectively, which are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. No acquisition transaction costs related to the Naturium Acquisition were incurred during the three and six months ended September 30, 2025.
The Naturium Acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the Naturium Acquisition date. The purchase price allocation, deferred tax calculations and residual goodwill were finalized during the quarter ended September 30, 2024. Naturium’s results of operations have been included in the Company's condensed consolidated financial statements from the date of acquisition.
The following table presents the purchase price allocation recorded in the Company's condensed consolidated balance sheet on the Naturium Acquisition date and upon finalization during the quarter ended September 30, 2024. The adjustment reflects finalization of purchase accounting for facts and circumstances that existed upon the Naturium Acquisition date as follows (in thousands):

Cash	$293
Accounts receivable	7,388
Inventory	16,236
Prepaid expenses and other current assets	1,899
Goodwill(1)	168,962
Intangible assets	162,100
Total assets acquired	356,878
Accounts payable	(15,897)
Accrued expenses and other current liabilities	(6,025)
Net deferred tax liability	(1,918)
Total liabilities assumed	(23,840)
Total purchase price	$333,038
(1) The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill recognized in the transaction is primarily attributable to the Company’s expectation that Naturium can continue to expand distribution and deliver new skin care products. A substantial amount of the goodwill is expected to be deductible for tax purposes.

Intangible assets
The estimated fair values (all considered level 3 measurements) of the identifiable intangible assets acquired as of the Naturium Acquisition date, their estimated useful lives and fair value methodology are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)	Fair Value Methodology
Customer relationships – retailers	$20,000	10	Excess earnings method
Customer relationships – e-commerce	17,600	3	Excess earnings method and with and without method
Trademarks	124,500	15	Relief from Royalty method
Total identified intangible assets	$162,100
Note 5—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of September 30, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 to 12 years	$202,200	$(79,166)	$123,034
Customer relationships – e-commerce	3 years	21,540	(15,674)	5,866
Trademarks	10 to 15 years	404,300	(21,624)	382,676
Total finite-lived intangibles		628,040	(116,464)	511,576
Trademarks	Indefinite	63,800	—	63,800
Goodwill		851,830	—	851,830
Total goodwill and other intangibles		$1,543,670	$(116,464)	$1,427,206
Information regarding the Company’s goodwill and intangible assets as of March 31, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(76,273)	$21,327
Customer relationships – e-commerce	3 years	21,540	(12,740)	8,800
Trademarks	10 to 15 years	128,000	(14,229)	113,771
Total finite-lived intangibles		247,140	(103,242)	143,898
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(103,242)	$548,280
Information regarding the Company’s goodwill and intangible assets as of September 30, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(74,833)	$22,767
Customer relationships – e-commerce	3 years	21,540	(9,807)	11,733
Trademarks	10 to 15 years	128,000	(9,904)	118,096
Total finite-lived intangibles		247,140	(94,544)	152,596
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(94,544)	$556,978

Amortization expenses on finite-lived intangible assets were $8.9 million and $4.3 million in the three months ended September 30, 2025 and September 30, 2024, respectively, and $13.2 million and $8.7 million in the six months ended September 30, 2025 and September 30, 2024, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and six months ended September 30, 2025 and September 30, 2024.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of September 30, 2025 is as follows (in thousands):

Remainder of fiscal 2026	$22,267
2027	41,600
2028	38,667
2029	38,667
2030	38,564
Thereafter	331,811
Total	$511,576
Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2025, March 31, 2025 and September 30, 2024 consisted of the following (in thousands):

	September 30, 2025	March 31, 2025	September 30, 2024
Accrued expenses	$59,617	$36,978	$44,535
Accrued inventory	25,179	10,743	21,103
Accrued marketing	17,684	13,501	20,887
Current portion of operating lease liabilities	8,147	7,621	8,192
Accrued compensation	9,310	22,795	11,864
Taxes payable	2,794	11,006	8,204
Other current liabilities	7,343	2,232	2,245
Accrued expenses and other current liabilities	$130,074	$104,876	$117,030
Note 7—Debt
The Company’s outstanding debt as of September 30, 2025, March 31, 2025 and September 30, 2024 consisted of the following (in thousands):

	September 30, 2025	March 31, 2025	September 30, 2024
Debt:
Revolving line of credit(1)	$256,676	$256,676	$89,500
Term loan(1)	600,000	—	168,000
Total debt	856,676	256,676	257,500
Less: debt issuance costs	(2,625)	—	(602)
Total debt, net of issuance costs	854,051	256,676	256,898
Less: current portion	(22,500)	—	(100,250)
Long-term portion of debt	$831,551	$256,676	$156,648
(1) See further discussion below. As of September 30, 2025, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement (as defined below).

Amended Credit Agreement
On April 30, 2021, the Company amended and restated its prior credit agreement (such amended and restated credit agreement, as further amended, supplemented or modified from time to time, the “Amended Credit Agreement”) and refinanced all loans under the prior credit agreement. The Amended Credit Agreement has a five year term and consists of a $100.0 million revolving credit facility (the “Amended Revolving Credit Facility”) and a $100.0 million term loan facility.

The Amended Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends and distributions or repurchase capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios.
Second Amendment to Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we borrowed incremental term loans in an aggregate original principal amount of $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). We used the Incremental Term Loan, together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate the Acquisition of Naturium (as defined in Note 4, “Acquisitions,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and to pay related fees and expenses in connection with the Acquisition of Naturium and Second Amendment.
Third Amendment to Amended Credit Agreement
On August 26, 2024, we entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, we increased our capacity to make restricted payments, provided that after giving effect to any such payment, we comply with a certain consolidated total net leverage ratio.
Fourth Amendment to Amended Credit Agreement
On March 3, 2025, we entered into the Fourth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, established a revolving credit facility in an aggregate principal amount of $500.0 million (the “Revolving Credit Facility”), refinanced the existing indebtedness under the Amended Credit Agreement and reduced the interest rate margin for loans. Additionally, certain baskets under the Amended Credit Agreement were increased as part of the Fourth Amendment. The proceeds of the Revolving Credit Facility are available to e.l.f. Cosmetics and certain of our other subsidiaries for working capital, capital expenditures and other general corporate purposes, including to finance acquisitions and investments permitted under the Amended Credit Agreement and other permitted distributions on account of our and our subsidiaries’ equity interests. In addition, up to $35.0 million of the Revolving Credit Facility is available for issuing letters of credit. The maturity date of the Revolving Credit Facility is March 3, 2030.
The Fourth Amendment also replaced the fixed charge coverage ratio financial covenant with a minimum interest coverage ratio of at least 3.50 to 1.00, to be tested as of the last day of each fiscal quarter. The minimum interest coverage ratio is based on the ratio of trailing twelve month EBITDA for the four fiscal quarter period most recently ended to cash interest expense for such period.
The Fourth Amendment also amended the Pledge and Security Agreement, dated as of December 23, 2016, among us, certain of our subsidiaries, and the Agent pursuant to which certain covenants and thresholds set forth therein were amended, amongst other changes.
Fifth Amendment to Amended Credit Agreement
On August 5, 2025, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things, established a term loan facility in an aggregate original principal amount of $600.0 million (the “Term Facility”), made customary changes in connection with adding a term loan facility, increased the maximum permitted consolidated total net leverage ratio financial covenant, increased the interest rate margin for loans under our existing Revolving Credit Facility and increased the unused line fee under our existing Revolving Credit Facility. The proceeds of the Term Facility were made available to e.l.f. Cosmetics and certain of our other subsidiaries to pay a portion of the consideration for the acquisition of rhode. The maturity date of the Term Facility is March 3, 2030.

Loans under the Amended Credit Agreement will bear interest at a rate per annum equal to, at e.l.f. Cosmetics’ election: SOFR (subject to a 0.00% floor) or an alternate base rate (subject to a 1.00% floor) as set forth in the Fifth Amendment, plus an interest rate margin, to be determined based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.25%, and (ii) in the case of alternate base rate loans, 0.50% to 1.25%.
Unused commitments under our existing Revolving Credit Facility are subject to a fee, to be determined based on consolidated total net leverage ratio levels, ranging from 0.15% to 0.25%.
The interest rate as of September 30, 2025 for the Term Facility was approximately 6.3%.
The interest rate as of September 30, 2025 for the Revolving Credit Facility was approximately 6.2%. The unused balance of the Revolving Credit Facility as of September 30, 2025 was $243.3 million.
The Company’s debt outstanding as of September 30, 2025, matures as follows (in thousands):

Remainder of fiscal 2026	$15,000
2027	30,000
2028	30,000
2029	37,500
2030	744,176
Total Debt	856,676
Less: Unamortized discounts and debt issuance costs	(2,625)
Total debt, net of unamortized discounts and debt issuance costs	$854,051
Note 8—Commitments and contingencies
Legal contingencies
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
Securities Class Action and Stockholder Derivative Matters
On March 6, 2025 and April 8, 2025, the Company, our Chief Executive Officer, and our Chief Financial Officer (collectively, “Defendants”) were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Northern District of California by plaintiffs Luke Rottman and Boston Retirement System. The complaints in both purported securities class actions allege that Defendants made false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and violated Section 20(a) of the Exchange Act, and seek damages and other relief. On May 28, 2025, the court consolidated the two putative securities class action suits, and appointed Boston Retirement System and Metropolitan Employee Benefit System as lead plaintiffs. Lead plaintiffs filed an amended consolidated complaint on July 23, 2025. Defendants filed a motion to dismiss the amended consolidated complaint on September 5, 2025. Lead plaintiffs’ opposition to that motion to dismiss was filed on October 22, 2025, and defendants’ reply is due November 19, 2025. A hearing is currently scheduled for February 11, 2026.
On March 28, 2025 and April 22, 2025, derivative action complaints were filed purportedly on behalf of the Company by separate putative shareholders Joseph Falconio and Robbie Bosworth against certain of the Company’s current and former officers and directors in the United States District Court for the District of Northern California. The complaints allege that certain of the Company’s officers and directors breached their fiduciary duties in connection with the Company’s purported issuance of false and misleading statements concerning the financial condition of the Company. Premised upon the same allegations, the complaints also assert derivative causes of action under the Exchange Act, including Section 10(b) and Rule 10b-5 thereunder, under Sections 24400 and 25500 of California’s Corporations Code, and for waste and unjust enrichment. The latter filed complaint likewise asserts derivative claims under the Exchange Act, including Sections 14(a) and 20(a), and for abuse of control and gross mismanagement, and seeks contribution under Sections 10(b) and 12D of the Exchange Act. On May 19, 2025, the parties subsequently filed a stipulation to consolidate the two cases and to appoint lead counsel, which the court granted on July 3, 2025. The consolidated action is currently stayed pending the resolution of the securities class action.
On May 19, 2025, putative shareholder Mikhail Venikov filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the United States District Court for the District of Delaware. Plaintiff Venikov asserts derivative claims under the Exchange Act, including Sections 14(a), 10(b), and 20(a), in addition to asserting claims for breach of fiduciary duty and unjust enrichment. The action is currently stayed pending the resolution of the securities class action.

The Company believes that it has substantial defenses to the allegations made in the lawsuits and intends to vigorously defend against them.
Note 9—Income taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate as adjusted for any discrete items. The Company’s income tax benefit was $7.0 million for the three months ended September 30, 2025 and the Company’s income tax provision was $8.9 million for the three months ended September 30, 2024. There was an income tax provision of $10.8 million and $8.6 million for the six months ended September 30, 2025 and September 30, 2024, respectively, with an effective tax rate of 175.1% and 31.9% for the three months ended September 30, 2025 and September 30, 2024, respectively, and an effective tax rate of 23.0% and 11.4% for the six months ended September 30, 2025 and September 30, 2024, respectively. The effective tax rate differs from the US statutory tax rate primarily due to state and local income taxes and the executive compensation limitation partially offset by a discrete tax benefit related to stock-based compensation.
The Company has completed its initial assessment of the One Big Beautiful Bill Act (“OBBBA”) corporate tax provisions which was enacted on July 4, 2025. OBBBA contained a number of U.S. corporate tax provisions, of which the Company expects to elect to expense U.S. incurred research or experimental expenditures immediately and full bonus depreciation for certain assets placed into service after January 19, 2025. As a result of the Company’s elections, it is expected that in fiscal year 2026, U.S. cash taxes will decrease with no material impact to the Company’s effective tax rate.
Note 10—Stock-based compensation
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Service-based vesting options	$19	$18	$37	$37
Restricted stock and RSUs	29,458	21,630	39,308	34,575
Total stock compensation expense	$29,477	$21,648	$39,345	$34,612
As of September 30, 2025, there was $131.2 million of total unrecognized stock-based compensation cost related to unvested shares subject to RSAs and RSUs. The unrecognized stock-based compensation for shares subject to RSAs and RSUs is expected to be recognized over the remaining weighted-average period of 2.1 years. There is no unrecognized stock-based compensation cost related to unvested service-based stock options.
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
The Company did not repurchase any shares under the 2024 Share Repurchase Program during the three and six months ended September 30, 2025. A total of $450.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of September 30, 2025.
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

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$2,996	$19,020	$36,307	$66,575

Denominator:
Weighted-average common shares outstanding – basic	58,361,701	56,345,648	57,350,647	56,160,796
Dilutive common equivalent shares from equity awards	1,232,209	2,136,882	1,289,381	2,357,197
Weighted-average common shares outstanding – diluted	59,593,910	58,482,530	58,640,028	58,517,993

Net income per share:
Basic	$0.05	$0.34	$0.63	$1.19
Diluted	$0.05	$0.33	$0.62	$1.14
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	262,518	318,072	360,250	210,732
Note 13—Leases
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

Supplemental balance sheet information related to leases as of September 30, 2025, March 31, 2025 and September 30, 2024 is as follows (in thousands):

	Classification	September 30, 2025	March 31, 2025	September 30, 2024
Assets
Operating lease assets	Other assets	$52,470	$54,157	$43,289
Total leased assets		$52,470	$54,157	$43,289
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$8,147	$7,621	$8,192
Noncurrent
Operating	Long-term operating lease obligations	55,629	48,721	36,176
Total lease liabilities		$63,776	$56,342	$44,368
_____________________
For the three and six months ended September 30, 2025 and September 30, 2024, the components of operating lease costs were as follows (in thousands):

		Three months ended September 30,		Six months ended September 30,
	Classification	2025	2024	2025	2024
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$3,876	$3,046	$7,743	$5,563
Total lease cost		$3,876	$3,046	$7,743	$5,563
As of September 30, 2025, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Remainder of fiscal 2026	$4,537
2027	9,417
2028	8,531
2029	9,252
2030	8,418
Thereafter	45,806
Total lease payments	85,961
Less: Interest	22,185
Present value of lease liabilities	$63,776
As of September 30, 2025 and September 30, 2024, the weighted-average remaining lease term (in years) and discount rate were as follows:

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term
Operating leases	8.4 years	6.6 years
Weighted-average discount rate
Operating leases	6.1%	5.9%
Operating cash outflows from operating leases for the six months ended September 30, 2025 and September 30, 2024 were $4.3 million and $4.6 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the six months ended September 30, 2025 and September 30, 2024 were $3.3 million and $19.6 million, respectively.

Note 14—Segment information
The following provides additional information about the Company’s reported segment revenue, significant segment expenses and segment net income for the fiscal years ended September 30, 2025, and September 30, 2024 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Revenue	$343,936	$301,075	$697,675	$625,552
Cost of sales	105,078	87,016	214,276	180,210
Gross profit	238,858	214,059	483,399	445,342

Marketing, merchandising and distribution costs	128,259	105,303	250,081	219,790
Compensation and benefits	57,297	46,854	93,704	85,393
Other operating costs(1)	45,586	33,984	83,189	61,533
Segment expenses	231,142	186,141	426,974	366,716

Operating income	7,716	27,918	56,425	78,626
Other (expense) income, net	(1,878)	3,791	3,159	3,978
Interest expense, net	(9,153)	(3,761)	(11,785)	(7,426)
Loss on extinguishment of debt	(674)	—	(674)	—
Income tax benefit (provision)	6,985	(8,928)	(10,818)	(8,603)
Net income	$2,996	$19,020	$36,307	$66,575

Reconciliation of net income:
Net income	$2,996	$19,020	$36,307	$66,575
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$2,996	$19,020	$36,307	$66,575
(1) Other operating costs include general and administrative expenses, depreciation and amortization.

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
The Company's family of brands includes e.l.f. Cosmetics, e.l.f. SKIN, Naturium, Well People, Keys Soulcare, and rhode. The Company's brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Ulta Beauty, Amazon and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
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

See the risk factor titled “Additional US tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our financial condition and results of operations” included as part of Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for additional information regarding risk related to tariffs.

Our Acquisition of rhode

On August 5, 2025, we consummated the acquisition of HRBeauty LLC (“rhode”), the fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber for a purchase price of $896.5 million in a combination of cash, equity consideration, and potential earnout.

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
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2025	2024	2025	2024
Net sales	$343,936	$301,075	$697,675	$625,552
Cost of sales	105,078	87,016	214,276	180,210
Gross profit	238,858	214,059	483,399	445,342
Selling, general and administrative expenses	231,142	186,141	426,974	366,716
Operating income	7,716	27,918	56,425	78,626
Other (expense) income, net	(1,878)	3,791	3,159	3,978
Interest expense, net	(9,153)	(3,761)	(11,785)	(7,426)
Loss on extinguishment of debt	(674)	—	(674)	—
(Loss) Income before provision for income taxes	(3,989)	27,948	47,125	75,178
Income tax benefit (provision)	6,985	(8,928)	(10,818)	(8,603)
Net income	$2,996	$19,020	$36,307	$66,575

	Three months ended September 30,		Six months ended September 30,
(percentage of net sales)	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Cost of sales	31%	29%	31%	29%
Gross margin	69%	71%	69%	71%
Selling, general and administrative (“SG&A”) expenses	67%	62%	61%	59%
Operating income	2%	9%	8%	13%
Other (expense) income, net	(1)%	1%	—%	1%
Interest expense, net	(3)%	(1)%	(2)%	(1)%
Loss on extinguishment of debt	—%	—%	—%	—%
(Loss) Income before provision for income taxes	(1)%	9%	7%	12%
Income tax benefit (provision)	2%	(3)%	(2)%	(1)%
Net income	1%	6%	5%	11%

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024
Net sales
Net sales increased $42.9 million, or 14%, to $343.9 million for the three months ended September 30, 2025, compared to $301.1 million for the three months ended September 30, 2024. The increase was driven primarily by growth in both our retailer and e-commerce channels. Net sales increased $22.3 million, or 9%, in our retailer channels and $20.6 million, or 39%, in our e-commerce channels. From a price and mix perspective, higher average item price and mix drove $62.2 million increase in net sales as compared to the three months ended September 30, 2024. This was partially offset by lower volume impacting sales by $19.4 million.
Gross profit
Gross profit increased $24.8 million, or 12%, to $238.9 million for the three months ended September 30, 2025, compared to $214.1 million for the three months ended September 30, 2024. Higher average item price and mix drove an increase of $38.6 million, offset by lower volume impacting gross profit by $13.8 million. Gross margin decreased approximately 165 basis points to 69% when compared to the three months ended September 30, 2024. The decrease in gross margin was primarily driven by tariffs, partially offset by pricing and mix.
Selling, general and administrative expenses
SG&A expenses were $231.1 million for the three months ended September 30, 2025, an increase of $45.0 million, or 24%, from $186.1 million for the three months ended September 30, 2024. SG&A expenses as a percentage of net sales increased to 67% for the three months ended September 30, 2025 from 62% for the three months ended September 30, 2024. The $45.0 million increase was primarily related to an increase in marketing, merchandising and distribution costs of $23.0 million, increased compensation and benefits expense of $10.4 million, increased depreciation and amortization of $7.9 million, and increased professional fees $2.8 million.
Other (expense) income, net
Other expense, net totaled $1.9 million for the three months ended September 30, 2025, as compared to other income, net of $3.8 million for the three months ended September 30, 2024. The year-over-year variance is primarily due to an increase in foreign currency exchange loss in the period primarily attributable to foreign currency rate fluctuation between the British pound and US dollar.
Interest expense, net
Interest expense, net was $9.2 million for the three months ended September 30, 2025, as compared to $3.8 million for the three months ended September 30, 2024. The year-over-year variance was primarily due to the Fifth Amendment which established the Term Facility and increased debt. See Note 7, “Debt,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our debt.

Income tax benefit (provision)
The income tax benefit was $7.0 million, or an effective rate of 175.1%, for the three months ended September 30, 2025, as compared to a provision of $8.9 million, or an effective rate of 31.9%, for the three months ended September 30, 2024. The change in the income tax provision was primarily driven by the tax effects of a decrease in income before taxes of $31.9 million, as well as an increase in discrete tax benefits of $1.3 million, primarily related to stock-based compensation, resulting in a higher benefit.
Comparison of the six months ended September 30, 2025 to the six months ended September 30, 2024
Net sales
Net sales increased $72.1 million, or 12%, to $697.7 million for the six months ended September 30, 2025, compared to $625.6 million for the six months ended September 30, 2024. The increase was driven primarily by growth in both our retailer and e-commerce channels. Net sales increased $42.7 million, or 8%, in our retailer channels and $29.5 million, or 28%, in our e-commerce channels. From a price and mix perspective, higher average item price and mix within retailer and e-commerce orders drove $62.8 million of the increase in sales. A higher volume of units sold drove the remaining $9.3 million increase in net sales as compared to the six months ended September 30, 2024.
Gross profit
Gross profit increased $38.1 million, or 9%, to $483.4 million for the six months ended September 30, 2025, compared to $445.3 million for the six months ended September 30, 2024. Higher average item price and mix drove $31.4 million increase in gross profit, with the remaining increase of $6.6 million driven by higher unit volume. Gross margin decreased approximately 190 basis points to 69% when compared to the six months ended September 30, 2024. The decrease in gross margin was primarily driven by tariffs, partially offset by pricing and mix.
Selling, general and administrative expenses
SG&A expenses were $427.0 million for the six months ended September 30, 2025, an increase of $60.3 million, or 16%, from $366.7 million for the six months ended September 30, 2024. SG&A expenses as a percentage of net sales increased to 61% for the six months ended September 30, 2025 from 59% for the six months ended September 30, 2024. The $60.3 million increase was primarily related to an increase in marketing, merchandising and distribution costs of $30.3 million, increased depreciation and amortization of $12.1 million, increased professional fees of $8.5 million, and increased compensation and benefits expense of $8.3 million.
Other (expense) income, net
Other income, net totaled $3.2 million for the six months ended September 30, 2025, as compared to $4.0 million for the six months ended September 30, 2024. The year-over-year variance is primarily due to a decrease in foreign currency gains in the period attributable to currency rate fluctuation.
Interest expense, net
Interest expense, net was $11.8 million for the six months ended September 30, 2025, as compared to interest expense, net of $7.4 million for the six months ended September 30, 2024. The year-over-year variance was primarily due to the Fifth Amendment which established the Term Facility and increased debt. See Note 7, “Debt,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our debt.
Income tax benefit (provision)
The income tax provision was $10.8 million, or an effective rate of 23.0%, for the six months ended September 30, 2025, as compared to a provision of $8.6 million, or an effective rate of 11.4%, for the six months ended September 30, 2024. The change in the income tax provision was primarily driven by a decrease in discrete tax benefits of $10.1 million, primarily related to stock-based compensation, offset by the effects of a decrease in income before taxes of $28.1 million, resulting in a higher provision.
Financial condition, liquidity and capital resources
Overview
As of September 30, 2025, we had $194.4 million of cash and cash equivalents and $5.0 million of restricted cash. In addition, as of September 30, 2025, we had borrowing capacity of $243.3 million under our Amended Revolving Credit Facility.
Our primary cash needs are for working capital, fixturing, retail product displays, digital investments and debt service. We have also used cash for acquisitions. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion within or to additional retailer store locations. We expect to fund ongoing cash needs from existing cash and cash equivalents, cash generated from operations and, if necessary, draws on our Amended Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, compensation and benefits, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers and the general seasonality of our business. As of September 30, 2025, we had working capital, excluding cash and cash equivalents and restricted cash, of $246.0 million, compared to $214.8 million as of March 31, 2025. Working capital, excluding cash and cash equivalents, restricted cash and debt, was $268.5 million and $214.8 million as of September 30, 2025 and March 31, 2025, respectively.
We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of September 30, 2025 was $243.3 million. If necessary, we can borrow funds under our Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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
Cash flows

	Six months ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$50,648	$12,449
Investing activities	(595,011)	(2,502)
Financing activities	594,880	(21,976)
Cash provided by operating activities
For the six months ended September 30, 2025, net cash provided by operating activities was $50.6 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $134.9 million, partially offset by acquisition-related seller expenses of $47.1 million in connection with the rhode Acquisition, and a decrease in working capital of $37.2 million. The decrease in working capital was primarily driven by a $48.8 million increase in prepaid expense and other assets, a $19.2 million increase in inventory, partially offset by a $24.4 million increase in accounts payable and accrued expenses, a $3.5 million increase related to other liabilities, and a $3.0 million decrease in accounts receivable.
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
Cash used in investing activities
For the six months ended September 30, 2025, net cash used in investing activities was $595.0 million primarily related to the rhode Acquisition.
For the six months ended September 30, 2024, net cash used in investing activities was $2.5 million consisting of capital expenditures related to fixturing, equipment and software.
Cash provided by (used in) financing activities
For the six months ended September 30, 2025, net cash provided by financing activities was $594.9 million primarily related to Fifth Amendment which established the Term Facility and increased debt.
For the six months ended September 30, 2024, net cash used in financing activities was $22.0 million primarily driven by repurchases of our common stock of $17.1 million and repayment on the Amended Term Loan Facility of $5.4 million, partially offset by cash received from the exercise of stock options.

Description of indebtedness
Amended Credit Agreement
On April 30, 2021, we amended and restated our prior credit agreement (such amended and restated credit agreement, as further amended, supplemented or modified from time to time, the “Amended Credit Agreement”) and refinanced all loans under the prior credit agreement. The Amended Credit Agreement has a five year term and consists of a $100.0 million revolving credit facility (the “Amended Revolving Credit Facility”) and a $100.0 million term loan facility.
The Amended Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends and distributions or repurchase capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Amended Credit Agreement also includes reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated total net leverage ratios and consolidated fixed charge coverage ratios.
Second Amendment to Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we borrowed incremental term loans in an aggregate original principal amount of $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). We used the Incremental Term Loan, together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate the Acquisition of Naturium (as defined in Note 4, “Acquisitions,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and to pay related fees and expenses in connection with the Acquisition of Naturium and Second Amendment.
Third Amendment to Amended Credit Agreement
On August 26, 2024, we entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, we increased our capacity to make restricted payments, provided that after giving effect to any such payment, we comply with a certain consolidated total net leverage ratio.
Fourth Amendment to Amended Credit Agreement
On March 3, 2025, we entered into the Fourth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, established a revolving credit facility in an aggregate principal amount of $500.0 million (the “Revolving Credit Facility”), refinanced the existing indebtedness under the Amended Credit Agreement and reduced the interest rate margin for loans. Additionally, certain baskets under the Amended Credit Agreement were increased as part of the Fourth Amendment. The proceeds of the Revolving Credit Facility are available to e.l.f. Cosmetics and certain of our other subsidiaries for working capital, capital expenditures and other general corporate purposes, including to finance acquisitions and investments permitted under the Amended Credit Agreement and other permitted distributions on account of our and our subsidiaries’ equity interests. In addition, up to $35.0 million of the Revolving Credit Facility is available for issuing letters of credit. The maturity date of the Revolving Credit Facility is March 3, 2030.

The Fourth Amendment also replaced the fixed charge coverage ratio financial covenant with a minimum interest coverage ratio of at least 3.50 to 1.00, to be tested as of the last day of each fiscal quarter. The minimum interest coverage ratio is based on the ratio of trailing twelve month EBITDA for the four fiscal quarter period most recently ended to cash interest expense for such period.
The Fourth Amendment also amended the Pledge and Security Agreement, dated as of December 23, 2016, among us, certain of our subsidiaries, and the Agent pursuant to which certain covenants and thresholds set forth therein were amended, amongst other changes.

Fifth Amendment to Amended Credit Agreement
On August 5, 2025, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things, established a term loan facility in an aggregate original principal amount of $600.0 million (the “Term Facility”), made customary changes in connection with adding a term loan facility, increased the maximum permitted consolidated total net leverage ratio financial covenant, increased the interest rate margin for loans under our existing Revolving Credit Facility and increased the unused line fee under our existing Revolving Credit Facility. The proceeds of the Term Facility were made available to e.l.f. Cosmetics and certain of our other subsidiaries to pay a portion of the consideration for the acquisition of rhode. The maturity date of the Term Facility is March 3, 2030.
Loans under the Amended Credit Agreement will bear interest at a rate per annum equal to, at e.l.f. Cosmetics’ election: SOFR (subject to a 0.00% floor) or an alternate base rate (subject to a 1.00% floor) as set forth in the Fifth Amendment, plus an interest rate margin, to be determined based on consolidated total net leverage ratio levels, ranging from, (i) in the case of SOFR loans, 1.50% to 2.25%, and (ii) in the case of alternate base rate loans, 0.50% to 1.25%.
Unused commitments under our existing Revolving Credit Facility are subject to a fee, to be determined based on consolidated total net leverage ratio levels, ranging from 0.15% to 0.25%.
The interest rate as of September 30, 2025 for the Term Facility was approximately 6.3%.
The interest rate as of September 30, 2025 for the Revolving Credit Facility was approximately 6.2%. The unused balance of the Revolving Credit Facility as of September 30, 2025 was $243.3 million.
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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of September 30, 2025, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and concluded that there have been no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We transitioned to a new enterprise resource planning (ERP) system during the quarter ended September 30, 2025. Implementation, integration and transition efforts will continue thereafter. In connection with the completion of the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal proceedings.
We are from time to time subject to, and are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations. See Note 8, “Commitments and Contingencies,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding current legal proceedings.
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
To the extent that we pay the consideration for any acquisitions or investments in cash, it reduces the amount of cash available to us for other purposes. Acquisitions or investments can also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in connection with our acquisition of Naturium, we paid total consideration of approximately $333.0 million using an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, cash on the balance sheet and approximately $57.8 million of our stock. In connection with our acquisition of rhode, we paid total cash consideration of approximately $589.1 million using an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, and cash on the balance sheet, and approximately $300.3 million of our stock.
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

Furthermore, if key employees and certain personnel choose to no longer be employees or advisors of rhode or our company and depart, or are at risk of departing due to issues including the uncertainty of full integration or a desire not to be employees or advisors of our company, we may incur significant costs to retain such individuals or to identify, hire and retain replacements for departing rhode employees and personnel. Additionally, our failure to retain these individuals may result in the loss of significant expertise and branding opportunities relating to the business of rhode, and our ability to realize the anticipated benefits of the acquisition of rhode may be adversely affected.

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
Nonetheless, as a result of the additional US tariffs announced since early 2025, on August 1, 2025, we raised prices globally for all products sold, which could result in the loss of consumers and materially and adversely affect our business, financial condition and results of operations. We may also seek to shift production outside of China, resulting in significant costs and disruption to our operations and materially and adversely affecting its costs, sales, business, financial condition and results of operations. Additional tariff increases or trade restrictions imposed by the United States could materially adversely affect the results of operations of our business. We cannot predict whether these policies will continue or if new policies will be enacted; however, we could experience a material adverse effect on our business, financial condition and results of operations if these or other incremental tariffs go into effect.
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
Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the UK, the EU, China or any of the other jurisdictions in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by bank failures or a banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as higher inflation rates in the United States, which increased in the second half of 2021 and have remained above the Federal Reserve’s inflation target, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures. In addition, the global macroeconomic environment has been negatively affected by, among other things, the 2024 presidential election, increased US trade tariffs and trade disputes between the United States, China and other countries, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. In 2025, there have been significant changes and proposed changes to US trade policies. Since March 2025, President Trump has announced new tariffs on foreign imported goods from countries worldwide, including additional tariffs on substantially all products imported from China. Some of these tariffs have been paused or reduced, but we cannot predict whether any of these reductions will remain in place or pauses will lapse or be extended or whether any tariffs will be increased or decreased. These additional tariffs, including pauses, reductions or additional increases, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, have introduced significant uncertainty into the market and may affect the cost to manufacture our products and the prices of and demand for our products, which could have a material and adverse effect on our business, financial condition and results of operations. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.
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
Our success depends, in part, on our ability to attract and retain key employees, including our executive officers, senior management team and operations, finance, sales and marketing personnel. The labor markets in the United States, China, the UK and India, where most of our employees are located, are hyper competitive, and attracting and retaining top talent requires significant organizational costs and attention. We are a relatively small company that relies on a few key employees, any one of whom would be difficult to replace, and because we are a small company, we believe that the loss of key employees may be more disruptive to us than it would be to a larger company. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our Chief Executive Officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.
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
As of September 30, 2025, we had a total of $856.7 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $243.3 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays, digital investments and debt service. We have also used debt to finance acquisitions. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions.

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
We are subject to the income tax laws of the United States and several international jurisdictions. Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence or changes ushered in by the Trump administration, could materially and adversely affect our business, financial condition and results of operations. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law and extended many of the tax law provisions that were set to expire in 2025. OBBBA contains a number of U.S. corporate tax provisions, of which we expect to elect to expense U.S. incurred research or experimental expenditures immediately and full bonus depreciation for certain assets placed into service after January 19, 2025. As a result of our elections, it is expected that in 2026, U.S. cash taxes will significantly decrease with no material impact to our effective tax rate. Further changes to the tax laws or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect.

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
We currently source and manufacture the majority of our products from third-party suppliers and manufacturers in China and have over 100 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.

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
International sales and increased international operations may be subject to risks such as:
•changes in political, regulatory, legal or economic conditions, including as a result of the current presidential administration and public health emergencies/epidemics;
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. For example, we are currently parties to litigation as described in Note 8, “Commitments and Contingencies,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, privacy claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our primary trademarks include “e.l.f.,” “e.l.f. SKIN,” “Naturium,” “e.l.f. eyes lips face,” “Well People,” “Keys Soulcare,” and “rhode,” all of which are registered or have registrations pending in the United States and in many other countries or registries. Our trademarks are valuable assets that support our brands and consumers’ perception of our products.
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
We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, X (formerly Twitter), Roblox, Twitch, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control. For example, lawmakers in the United States, Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, President Biden signed a bill to force a sale of TikTok by its Chinese owner, ByteDance, by January 19, 2025 or institute a first-of-its-kind ban on the app in the United States. Though ByteDance did not sell TikTok by the deadline, President Trump has granted multiple extensions to give his administration more time to broker a deal to bring the social media platform under American ownership and, in September 2025, signed an executive order approving a proposed deal that resolves national security concerns and complies with the Protecting Americans from Foreign Adversary Controlled Applications Act by removing TikTok in the United States from China’s control. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations. Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
On August 27, 2024, we announced that our board of directors authorized a new share repurchase program allowing us to repurchase up to $500.0 million of our outstanding shares of common stock (the “2024 Share Repurchase Program”), of which $450.0 million remains available for future share repurchases as of September 30, 2025. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which has increased the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had approximately 190.4 million shares of common stock authorized but unissued and 59.6 million shares of common stock outstanding as of November 6, 2025. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the acquisition of Naturium. In connection with our acquisition of rhode, we issued 2,582,371 shares of the Company’s common stock, with a fair market value of $300.3 million as of the date of the acquisition of rhode.
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
We did not repurchase any shares under the 2024 Share Repurchase Program during the three months ended September 30, 2025. A total of $450.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of September 30, 2025.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.
Item 5. Other information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

e.l.f. Beauty, Inc.

November 10, 2025	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

November 10, 2025	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)