Form 10-Q
period 2025-12-31
e.l.f. Beauty, Inc.
filed 2026-02-05
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 29, 2026 was 59,052,239 shares.

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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	December 31, 2025	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$196,821	$148,692	$73,845
Accounts receivable, net	190,304	126,010	187,744
Inventory, net	220,622	187,170	214,786
Prepaid expenses and other current assets	93,842	78,688	82,702
Total current assets	701,589	540,560	559,077
Property and equipment, net	44,836	28,787	19,878
Intangible assets, net	564,243	207,698	212,047
Goodwill	852,768	340,582	340,582
Other assets	160,284	130,548	133,250
Total assets	$2,323,720	$1,248,175	$1,264,834

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$30,000	$—	$100,250
Accounts payable	73,980	72,180	65,293
Accrued expenses and other current liabilities	150,317	104,876	128,364
Total current liabilities	254,297	177,056	293,907
Long-term debt	816,701	256,676	154,061
Deferred tax liabilities	16,737	3,812	493
Long-term operating lease obligations	67,477	48,721	48,116
Other long-term liabilities	6,662	1,055	870
Total liabilities	1,161,874	487,320	497,447

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of December 31, 2025, March 31, 2025 and December 31, 2024; 59,052,239, 55,730,037 and 56,398,608 shares issued and outstanding as of December 31, 2025, March 31, 2025 and December 31, 2024, respectively	589	556	563
Additional paid-in capital	1,266,793	942,025	977,141
Accumulated other comprehensive income	1,028	521	183
Accumulated deficit	(106,564)	(182,247)	(210,500)
Total stockholders' equity	1,161,846	760,855	767,387
Total liabilities and stockholders' equity	$2,323,720	$1,248,175	$1,264,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net sales	$489,505	$355,320	$1,187,180	$980,872
Cost of sales	142,010	102,015	356,286	282,225
Gross profit	347,495	253,305	830,894	698,647
Selling, general and administrative expenses	279,955	218,220	706,929	584,936
Operating income	67,540	35,085	123,965	113,711
Other (expense) income, net	(1,325)	(5,278)	1,834	(1,300)
Interest expense, net	(12,351)	(3,527)	(24,136)	(10,953)
Loss on extinguishment of debt	—	—	(674)	—
Income before provision for income taxes	53,864	26,280	100,989	101,458
Income tax provision	(14,488)	(9,019)	(25,306)	(17,622)
Net income	$39,376	$17,261	$75,683	$83,836

Net income per share:
Basic	$0.66	$0.31	$1.30	$1.49
Diluted	$0.65	$0.30	$1.28	$1.43
Weighted average shares outstanding:
Basic	59,294,883	56,358,694	58,001,083	56,227,037
Diluted	60,190,799	58,353,219	59,159,308	58,463,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(unaudited)
(in thousands)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net income	$39,376	$17,261	$75,683	$83,836
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	57	(256)	507	233
Other comprehensive income (loss), net of tax	57	(256)	507	233
Comprehensive income	$39,433	$17,005	$76,190	$84,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2025	55,730,037	$556	$942,025	$521	$(182,247)	$760,855
Net income	—	—	—	—	33,311	33,311
Stock-based compensation	—	—	9,879	—	—	9,879
Exercise of stock options and vesting of restricted stock	1,004,866	10	111	—	—	121
Foreign currency translation adjustment	—	—	—	686	—	686
Balance as of June 30, 2025	56,734,903	$566	$952,015	$1,207	$(148,936)	$804,852
Net income	—	—	—	—	2,996	2,996
Stock-based compensation	—	—	29,469	—	—	29,469
Exercise of stock options and vesting of restricted stock	112,957	1	1,649	—	—	1,650
Issuance of common stock as consideration for acquisition	2,582,371	26	300,252	—	—	300,278
Foreign currency translation adjustment	—	—	—	(236)	—	(236)
Balance as of September 30, 2025	59,430,231	$593	$1,283,385	$971	$(145,940)	$1,139,009
Net income	—	—	—	—	39,376	39,376
Stock-based compensation	—	—	29,860	—	—	29,860
Exercise of stock options and vesting of restricted stock	248,057	2	3,528	—	—	3,530
Repurchase of common stock	(626,049)	(6)	(49,980)	—	—	(49,986)
Foreign currency translation adjustment	—	—	—	57	—	57
Balance as of December 31, 2025	59,052,239	$589	$1,266,793	$1,028	$(106,564)	$1,161,846
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

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Nine months ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$75,683	$83,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,033	30,899
Non-cash lease expense	8,253	7,010
Stock-based compensation expense	69,219	56,951
Amortization of debt issuance costs and discount on debt	962	413
Deferred income taxes	15,055	(4,153)
Acquisition-related seller expenses	(47,100)	—
Loss on extinguishment of debt	674	—
Other, net	2,416	844
Changes in operating assets and liabilities:
Accounts receivable	(32,611)	(65,067)
Inventory	7,405	(23,652)
Prepaid expenses and other assets	(53,537)	(77,534)
Accounts payable and accrued expenses	9,807	(5,691)
Other liabilities	794	(6,116)
Net cash provided by (used in) operating activities	110,053	(2,260)

Cash flows from investing activities:
Acquisition, net of cash acquired	(581,682)	—
Purchase of property and equipment	(20,564)	(7,461)
Other, net	(704)	(278)
Net cash used in investing activities	(602,950)	(7,739)

Cash flows from financing activities:
Proceeds from revolving line of credit	50,000	—
Repayment of revolving line of credit	(50,000)	—
Proceeds from long-term debt	600,000	—
Repayment of long-term debt	(7,500)	(8,062)
Debt issuance costs paid	(6,891)	—
Repurchase of common stock	(49,987)	(17,076)
Cash received from issuance of common stock	5,301	917
Other, net	—	(57)
Net cash provided by (used in) financing activities	540,923	(24,278)

Effect of exchange rate changes on cash and cash equivalents	103	(61)

Net increase (decrease) in cash and cash equivalents	48,129	(34,338)
Cash and cash equivalents - beginning of period	148,692	108,183
Cash and cash equivalents - end of period	$196,821	$73,845
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2025, March 31, 2025 and December 31, 2024, and its results of operations and stockholders' equity for the three and nine months ended December 31, 2025 and December 31, 2024 and its cash flows for the nine months ended December 31, 2025 and December 31, 2024. All intercompany balances and transactions have been eliminated in consolidation.
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

The Company performs valuations of assets acquired and liabilities assumed in acquisitions accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition-date fair value. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information on fair value measurement as part of our acquisition of rhode, see Note 3, “Acquisitions,” in these Notes to our unaudited condensed consolidated financial statements.

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
As of December 31, 2025 and December 31, 2024, included in other assets are retail product displays, net, of $82.7 million and $74.2 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $8.2 million and $6.2 million for the three months ended December 31, 2025 and December 31, 2024, respectively, and $23.6 million and $14.7 million for the nine months ended December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025 and December 31, 2024, included in prepaid expenses and other current assets are internal-use software costs related to cloud applications, net, of $61.5 million and $46.0 million, respectively, that are generally amortized over a period of three years. Amortization expenses for internal-use software costs related to cloud applications was $3.7 million and $1.9 million for the three months ended December 31, 2025 and December 31, 2024, respectively, and $8.7 million and $4.7 million for the nine months ended December 31, 2025 and December 31, 2024, respectively.
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

	Three months ended December 31,		Nine months ended December 31,
Net sales by geographic region:	2025	2024	2025	2024
United States	$389,711	$285,928	$952,548	$793,950
International	99,794	69,392	234,632	186,922
Total net sales	$489,505	$355,320	$1,187,180	$980,872

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
As of December 31, 2025, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
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
Note 3—Acquisitions
rhode Acquisition
On August 5, 2025, the Company consummated the acquisition of rhode, the fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber known for its collection of high-performance, skin-focused products (the “rhode Acquisition”). The rhode Acquisition is built upon both brands' shared focus on disruption, community connection and product innovation, and furthers the Company’s penetration within skin care. The rhode Acquisition was completed pursuant to the Agreement and Plan of Merger, by and among the Company, e.l.f. Cosmetics, Inc., Glaze Merger Sub, LLC (“Merger Sub”), HRBeauty LLC, the sellers identified therein, and David Levin (as the sellers’ representative), dated May 28, 2025 (the “Merger Agreement”). Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, Merger Sub merged with and into rhode (the “Merger”), and upon consummation of the Merger, Merger Sub ceased to exist and rhode became a wholly owned subsidiary of e.l.f. Cosmetics, Inc. Upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement, all outstanding limited liability company interests of rhode were cancelled and converted into the right to receive the consideration. The rhode Acquisition was accounted for as a business combination using the acquisition method of accounting, which requires certain assets acquired and liabilities assumed to be recognized at the estimated fair values as of the date of the rhode Acquisition. The total purchase price of $897.5 million consisted of cash, equity consideration, and a potential earnout. The following table summarizes the preliminary allocation of purchase price to the assets acquired and liabilities assumed (in thousands):

Cash consideration		$590,149
Equity consideration (common stock issued)(1)		300,278
Valuation of potential earnout		7,100
Total consideration		897,527
Net assets acquired, excluding liability assumed for acquisition-related seller expenses	$432,441
Liability assumed for acquisition-related seller expenses(2)	(47,100)
Less: Net assets acquired		(385,341)
Goodwill		$512,186
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

The Company incurred and expensed no acquisition transaction costs during the three months ended December 31, 2025 and $7.2 million during the nine months ended December 31, 2025. These costs are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
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

The following table presents the preliminary purchase price allocation recorded in the Company's condensed consolidated balance sheet on the rhode Acquisition date (in thousands):

Cash	$8,467
Accounts receivable	30,036
Inventory	39,568
Prepaid expenses and other current assets	2,469
Property and equipment	2,098
Intangible assets	380,900
Goodwill(1)	512,186
Total assets acquired	975,724
Accounts payable	(17,898)
Accrued expenses and other current liabilities	(60,231)
Other obligations	(68)
Total liabilities assumed	(78,197)
Total purchase price	$897,527
(1) The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill recognized in the transaction is primarily attributable to the Company’s expectation that rhode can continue to expand distribution and deliver new skin care products. Substantially all of the goodwill is expected to be deductible for tax purposes.
The Company made certain measurement period adjustments in the third quarter of fiscal 2026 resulting in an increase to goodwill of $0.9 million. None of the adjustments were material. There was no income statement impact on comparable prior periods presented as a result of these adjustments.
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
Certain financial information
Since the rhode Acquisition date, the results of operations for rhode of $128.2 million and $180.6 million of net sales and $54.8 million and $69.9 million of net income for the three and nine months ended December 31, 2025, respectively, have been included within the accompanying consolidated statements of operations.

The net sales and net income of the combined companies on an unaudited pro forma basis are presented below, had the rhode Acquisition date been April 1, 2024. The unaudited pro forma financial information includes, where applicable, adjustments for (i) amortization expense related to acquired intangible assets, (ii) additional interest expense for borrowings related to funding the rhode Acquisition, and (iii) associated tax-related impacts of adjustments. These pro forma adjustments are based on the available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the rhode Acquisition with the Company's historical financial information on a pro forma basis. Adjustments do not include costs related to integration activities, cost savings, or synergies that have been or may be achieved by the combined business. The net sales and net income of the combined companies on an unaudited pro forma basis, are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net sales	$489,505	$430,692	$1,285,102	$1,130,563
Net income	39,376	16,791	79,418	79,296
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
The Company incurred and expensed acquisition transaction costs of zero and $0.4 million during the three and nine months ended December 31, 2024, respectively, which are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. No acquisition transaction costs related to the Naturium Acquisition were incurred during the three and nine months ended December 31, 2025.
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
Intangible assets
The estimated fair values (all considered level 3 measurements) of the identifiable intangible assets acquired as of the Naturium Acquisition date, their estimated useful lives and fair value methodology are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)	Fair Value Methodology
Customer relationships – retailers	$20,000	10	Excess earnings method
Customer relationships – e-commerce	17,600	3	Excess earnings method and with and without method
Trademarks	124,500	15	Relief from Royalty method
Total identified intangible assets	$162,100
Note 4—Goodwill and intangible assets
Information regarding the Company’s goodwill and intangible assets as of December 31, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 to 12 years	$202,200	$(82,065)	$120,135
Customer relationships – e-commerce	3 years	21,540	(17,140)	4,400
Trademarks	10 to 15 years	404,300	(28,392)	375,908
Total finite-lived intangibles		628,040	(127,597)	500,443
Trademarks	Indefinite	63,800	—	63,800
Goodwill		852,768	—	852,768
Total goodwill and other intangibles		$1,544,608	$(127,597)	$1,417,011

Information regarding the Company’s goodwill and intangible assets as of March 31, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(76,273)	$21,327
Customer relationships – e-commerce	3 years	21,540	(12,740)	8,800
Trademarks	10 to 15 years	128,000	(14,229)	113,771
Total finite-lived intangibles		247,140	(103,242)	143,898
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(103,242)	$548,280
Information regarding the Company’s goodwill and intangible assets as of December 31, 2024 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(75,553)	$22,047
Customer relationships – e-commerce	3 years	21,540	(11,273)	10,267
Trademarks	10 to 15 years	128,000	(12,067)	115,933
Total finite-lived intangibles		247,140	(98,893)	148,247
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(98,893)	$552,629
Amortization expenses on finite-lived intangible assets were $11.1 million and $4.3 million in the three months ended December 31, 2025 and December 31, 2024, respectively, and $24.4 million and $13.0 million in the nine months ended December 31, 2025 and December 31, 2024, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization. There were no impairments of goodwill or intangible assets recorded in the three and nine months ended December 31, 2025 and December 31, 2024.
The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of December 31, 2025 is as follows (in thousands):

Remainder of fiscal 2026	$11,134
2027	41,600
2028	38,667
2029	38,667
2030	38,564
Thereafter	331,811
Total	$500,443

Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2025, March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	December 31, 2025	March 31, 2025	December 31, 2024
Accrued expenses	$67,391	$36,978	$51,306
Accrued inventory	16,178	10,743	11,264
Accrued marketing	21,843	13,501	21,542
Current portion of operating lease liabilities	11,967	7,621	7,778
Accrued compensation	20,785	22,795	17,383
Taxes payable	5,926	11,006	16,729
Other current liabilities	6,227	2,232	2,362
Accrued expenses and other current liabilities	$150,317	$104,876	$128,364
Note 6—Debt
The Company’s outstanding debt as of December 31, 2025, March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	December 31, 2025	March 31, 2025	December 31, 2024
Debt:
Revolving line of credit(1)	$256,676	$256,676	$89,500
Term loan(1)	592,500	—	165,313
Total debt	849,176	256,676	254,813
Less: debt issuance costs	(2,475)	—	(502)
Total debt, net of issuance costs	846,701	256,676	254,311
Less: current portion	(30,000)	—	(100,250)
Long-term portion of debt	$816,701	$256,676	$154,061
(1) See further discussion below. As of December 31, 2025, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement (as defined below).
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
Second Amendment to Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we borrowed incremental term loans in an aggregate original principal amount of $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). We used the Incremental Term Loan, together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate the Acquisition of Naturium (as defined in Note 3, “Acquisitions,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and to pay related fees and expenses in connection with the Acquisition of Naturium and Second Amendment.
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

The interest rate as of December 31, 2025 for the Term Facility was approximately 5.9%.
The interest rate as of December 31, 2025 for the Revolving Credit Facility was approximately 5.8%. The unused balance of the Revolving Credit Facility as of December 31, 2025 was $243.3 million.
The Company’s debt outstanding as of December 31, 2025, matures as follows (in thousands):

Remainder of fiscal 2026	$7,500
2027	30,000
2028	30,000
2029	37,500
2030	744,176
Total Debt	849,176
Less: Unamortized discounts and debt issuance costs	(2,475)
Total debt, net of unamortized discounts and debt issuance costs	$846,701
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
Securities Class Action and Stockholder Derivative Matters
On March 6, 2025 and April 8, 2025, the Company, our Chief Executive Officer, and our Chief Financial Officer (collectively, “Defendants”) were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Northern District of California by plaintiffs Luke Rottman and Boston Retirement System. The complaints in both purported securities class actions allege that Defendants made false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and violated Section 20(a) of the Exchange Act, and seek damages and other relief. On May 28, 2025, the court consolidated the two putative securities class action suits, and appointed Boston Retirement System and Metropolitan Employee Benefit System as lead plaintiffs. Lead plaintiffs filed an amended consolidated complaint on July 23, 2025. Defendants filed a motion to dismiss the amended consolidated complaint on September 5, 2025. On February 4, 2026, the Court granted defendants’ motion to dismiss as to nearly all of plaintiffs’ challenged statements, but found that plaintiffs adequately stated a claim as to statements made on November 20, 2024. The Court granted plaintiffs leave to file a second amended complaint by March 4, and if plaintiffs do not amend, defendants’ answer is due April 3, 2026.

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
Note 8—Income taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate as adjusted for any discrete items. The Company’s income tax provision was $14.5 million and $9.0 million for the three months ended December 31, 2025 and December 31, 2024, respectively, and $25.3 million and $17.6 million for the nine months ended December 31, 2025 and December 31, 2024, respectively, with an effective tax rate of 26.9% and 34.3% for the three months ended December 31, 2025 and December 31, 2024, respectively, and an effective tax rate of 25.1% and 17.4% for the nine months ended December 31, 2025 and December 31, 2024, respectively. The effective tax rate differs from the US statutory tax rate primarily due to state and local income taxes and the executive compensation limitation partially offset by a discrete tax benefit related to stock-based compensation.
The Company has completed its initial assessment of the One Big Beautiful Bill Act (“OBBBA”) corporate tax provisions which was enacted on July 4, 2025. OBBBA contained a number of US corporate tax provisions, of which the Company expects to elect to expense US incurred research or experimental expenditures immediately and full bonus depreciation for certain assets placed into service after January 19, 2025. As a result of the Company’s elections, it is expected that in fiscal year 2026, US cash taxes will decrease with no material impact to the Company’s effective tax rate.
Note 9—Stock-based compensation
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Service-based vesting options	$—	$19	$37	$56
Restricted stock and RSUs	29,874	22,320	69,182	56,895
Total stock compensation expense	$29,874	$22,339	$69,219	$56,951
As of December 31, 2025, there was $119.0 million of total unrecognized stock-based compensation cost related to unvested shares subject to RSAs and RSUs. The unrecognized stock-based compensation for shares subject to RSAs and RSUs is expected to be recognized over the remaining weighted-average period of 2.1 years. There is no unrecognized stock-based compensation cost related to unvested service-based stock options.
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
On August 27, 2024, the Company announced that its board of directors authorized a new share repurchase program to acquire up to $500.0 million of the Company’s common stock (the “2024 Share Repurchase Program”). The Company repurchased a total of 701,346 shares for $50.0 million at an average price of $71.29 per share during the three months ended March 31, 2025 under the 2024 Share Repurchase Program. The shares were immediately retired after repurchase. The Company also repurchased a total of 626,049 shares for $50.0 million at an average price of $79.84 per share during the three months ended December 31, 2025 under the 2024 Share Repurchase Program. The shares were immediately retired after repurchase.

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
A total of $400.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of December 31, 2025.
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

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Numerator:
Net income	$39,376	$17,261	$75,683	$83,836

Denominator:
Weighted-average common shares outstanding – basic	59,294,883	56,358,694	58,001,083	56,227,037
Dilutive common equivalent shares from equity awards	895,916	1,994,525	1,158,225	2,236,306
Weighted-average common shares outstanding – diluted	60,190,799	58,353,219	59,159,308	58,463,343

Net income per share:
Basic	$0.66	$0.31	$1.30	$1.49
Diluted	$0.65	$0.30	$1.28	$1.43
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	894,045	306,068	538,182	242,511
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

Supplemental balance sheet information related to leases as of December 31, 2025, March 31, 2025 and December 31, 2024 is as follows (in thousands):

	Classification	December 31, 2025	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Other assets	$64,643	$54,157	$54,442
Total leased assets		$64,643	$54,157	$54,442
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$11,967	$7,621	$7,778
Noncurrent
Operating	Long-term operating lease obligations	67,477	48,721	48,116
Total lease liabilities		$79,444	$56,342	$55,894
_____________________
For the three and nine months ended December 31, 2025 and December 31, 2024, the components of operating lease costs were as follows (in thousands):

		Three months ended December 31,		Nine months ended December 31,
	Classification	2025	2024	2025	2024
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$4,527	$3,467	$12,270	$9,030
Total lease cost		$4,527	$3,467	$12,270	$9,030
As of December 31, 2025, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Remainder of fiscal 2026	$2,292
2027	11,968
2028	11,584
2029	12,853
2030	12,145
Thereafter	52,671
Total lease payments	103,513
Less: Interest	(24,069)
Present value of lease liabilities	$79,444
As of December 31, 2025 and December 31, 2024, the weighted-average remaining lease term (in years) and discount rate were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	8.0 years	7.8 years
Weighted-average discount rate
Operating leases	6.3%	6.0%
Operating cash outflows from operating leases for the nine months ended December 31, 2025 and December 31, 2024 were $6.5 million and $8.3 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the nine months ended December 31, 2025 and December 31, 2024 were $16.8 million and $34.3 million, respectively.

Note 13—Segment information
The following provides additional information about the Company’s reported segment revenue, significant segment expenses and segment net income for the fiscal years ended December 31, 2025, and December 31, 2024 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Revenue	$489,505	$355,320	$1,187,180	$980,872
Cost of sales	142,010	102,015	356,286	282,225
Gross profit	347,495	253,305	830,894	698,647

Marketing, merchandising and distribution costs	162,897	138,184	412,978	357,974
Compensation and benefits	70,621	48,667	164,326	134,060
Other operating costs(1)	46,437	31,369	129,625	92,902
Segment expenses	279,955	218,220	706,929	584,936

Operating income	67,540	35,085	123,965	113,711
Other (expense) income, net	(1,325)	(5,278)	1,834	(1,300)
Interest expense, net	(12,351)	(3,527)	(24,136)	(10,953)
Loss on extinguishment of debt	—	—	(674)	—
Income tax provision	(14,488)	(9,019)	(25,306)	(17,622)
Net income	$39,376	$17,261	$75,683	$83,836

Reconciliation of net income:
Net income	$39,376	$17,261	$75,683	$83,836
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$39,376	$17,261	$75,683	$83,836
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

The US tariff policies are continuing to evolve. As a result, our risks and mitigation plans will also continue to evolve as further developments arise. Any alteration of trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on imports from China to the United States may result in further or higher tariffs or retaliatory trade measures by China. We are in the process of determining our incremental tariff cost exposure in light of continuing changes to tariff policies, and the full extent of our potential mitigation plans, as well as the associated timing to implement such plans. To mitigate our risk of ongoing exposure to tariffs, the Company raised prices globally for all products sold as of August 1, 2025. The Company may also seek to shift production outside of China into regions where we expect tariffs to be lower and to source the same products in more than one region, to the extent it is possible and not cost-prohibitive. Moreover, the United States has imposed, increased, or indicated a willingness to continue to impose or increase tariffs on other countries where we source our products or into which we make sales. Such tariffs may lead to retaliatory actions, including counter-tariffs and increased production costs, disruptions to global supply chains and otherwise create operational challenges for us.

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

Our Acquisition of rhode

On August 5, 2025, we consummated the acquisition of HRBeauty LLC (“rhode”), the fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber for a purchase price of $897.5 million in a combination of cash, equity consideration, and potential earnout.

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
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2025	2024	2025	2024
Net sales	$489,505	$355,320	$1,187,180	$980,872
Cost of sales	142,010	102,015	356,286	282,225
Gross profit	347,495	253,305	830,894	698,647
Selling, general and administrative expenses	279,955	218,220	706,929	584,936
Operating income	67,540	35,085	123,965	113,711
Other (expense) income, net	(1,325)	(5,278)	1,834	(1,300)
Interest expense, net	(12,351)	(3,527)	(24,136)	(10,953)
Loss on extinguishment of debt	—	—	(674)	—
Income before provision for income taxes	53,864	26,280	100,989	101,458
Income tax provision	(14,488)	(9,019)	(25,306)	(17,622)
Net income	$39,376	$17,261	$75,683	$83,836

	Three months ended December 31,		Nine months ended December 31,
(percentage of net sales)	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Cost of sales	29%	29%	30%	29%
Gross margin	71%	71%	70%	71%
Selling, general and administrative (“SG&A”) expenses	57%	61%	60%	60%
Operating income	14%	10%	10%	12%
Other (expense) income, net	—%	(1)%	—%	—%
Interest expense, net	(3)%	(1)%	(2)%	(1)%
Loss on extinguishment of debt	—%	—%	—%	—%
Income before provision for income taxes	11%	7%	9%	10%
Income tax provision	(3)%	(3)%	(2)%	(2)%
Net income	8%	5%	6%	9%

Comparison of the three months ended December 31, 2025 to the three months ended December 31, 2024
Net sales
Net sales increased $134.2 million, or 38%, to $489.5 million for the three months ended December 31, 2025, compared to $355.3 million for the three months ended December 31, 2024. Net sales growth was driven by both our retailer and e-commerce channels. The rhode Acquisition contributed $128.2 million to our growth in the three months ended December 31, 2025, with the remaining $6.0 million contributed from our existing business. Net sales increased $67.5 million, or 101%, in our e-commerce channels and $66.8 million, or 23%, in our retailer channels. From a price and mix perspective, higher average item price and mix drove $136.0 million increase in net sales as compared to the three months ended December 31, 2024. This was partially offset by lower volume impacting sales by $1.8 million.

Gross profit
Gross profit increased $94.2 million, or 37%, to $347.5 million for the three months ended December 31, 2025, compared to $253.3 million for the three months ended December 31, 2024. Higher average item price and mix drove an increase of $95.5 million, offset by lower volume impacting gross profit by $1.3 million. Gross margin decreased approximately 30 basis points to 71% when compared to the three months ended December 31, 2024. The decrease in gross margin was primarily driven by tariffs, partially offset by pricing and mix.
Selling, general and administrative expenses
SG&A expenses were $280.0 million for the three months ended December 31, 2025, an increase of $61.7 million, or 28%, from $218.2 million for the three months ended December 31, 2024. The $61.7 million increase was primarily related to an increase in marketing, merchandising and distribution costs of $24.7 million, increased compensation and benefits expense of $22.0 million, increased depreciation and amortization of $9.9 million, and increased professional fees $2.1 million.
Other (expense) income, net
Other expense, net totaled $1.3 million for the three months ended December 31, 2025, as compared to other expense, net of $5.3 million for the three months ended December 31, 2024. The year-over-year variance is primarily due to an decrease in foreign currency exchange loss in the period primarily attributable to foreign currency rate fluctuation between the British pound and US dollar.
Interest expense, net
Interest expense, net was $12.4 million for the three months ended December 31, 2025, as compared to $3.5 million for the three months ended December 31, 2024. The year-over-year variance was primarily due to the Fifth Amendment which established the Term Facility and increased debt. See Note 6, “Debt,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our debt.

Income tax provision
The income tax provision was $14.5 million, or an effective rate of 26.9%, for the three months ended December 31, 2025, as compared to a provision of $9.0 million, or an effective rate of 34.3%, for the three months ended December 31, 2024. The change in the income tax provision was primarily driven by the tax effects of an increase in income before taxes of $27.6 million, which was partially offset by an increase in discrete tax benefits of $4.2 million, primarily related to stock-based compensation.
Comparison of the nine months ended December 31, 2025 to the nine months ended December 31, 2024
Net sales
Net sales increased $206.3 million, or 21%, to $1,187.2 million for the nine months ended December 31, 2025, compared to $980.9 million for the nine months ended December 31, 2024. The rhode Acquisition contributed $180.6 million to our growth in the three months ended December 31, 2025, with the remaining $25.7 million contributed from our existing business. Net sales growth was driven by both our retailer and e-commerce channels. Net sales increased $109.5 million, or 14%, in our retailer channels and $96.9 million, or 56%, in our e-commerce channels. From a price and mix perspective, higher average item price and mix within retailer and e-commerce orders drove $198.8 million of the increase in sales. A higher volume of units sold drove the remaining $7.5 million increase in net sales as compared to the nine months ended December 31, 2024.
Gross profit
Gross profit increased $132.2 million, or 19%, to $830.9 million for the nine months ended December 31, 2025, compared to $698.6 million for the nine months ended December 31, 2024. Higher average item price and mix drove $126.9 million increase in gross profit, with the remaining increase of $5.3 million driven by higher unit volume. Gross margin decreased approximately 124 basis points to 70% when compared to the nine months ended December 31, 2024. The decrease in gross margin was primarily driven by tariffs, partially offset by pricing and mix.
Selling, general and administrative expenses
SG&A expenses were $706.9 million for the nine months ended December 31, 2025, an increase of $122.0 million, or 21%, from $584.9 million for the nine months ended December 31, 2024. The $122.0 million increase was primarily related to an increase in marketing, merchandising and distribution costs of $55.0 million, increased compensation and benefits expense of $30.3 million, increased depreciation and amortization of $21.9 million, and increased professional fees of $10.6 million.
Other (expense) income, net
Other income, net totaled $1.8 million for the nine months ended December 31, 2025, as compared to other expense of $1.3 million for the nine months ended December 31, 2024. The year-over-year variance is primarily due to an increase in foreign currency gains in the period attributable to currency rate fluctuation.
Interest expense, net
Interest expense, net was $24.1 million for the nine months ended December 31, 2025, as compared to interest expense, net of $11.0 million for the nine months ended December 31, 2024. The year-over-year variance was primarily due to the Fifth Amendment which established the Term Facility and increased debt. See Note 6, “Debt,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our debt.
Income tax provision
The income tax provision was $25.3 million, or an effective rate of 25.1%, for the nine months ended December 31, 2025, as compared to a provision of $17.6 million, or an effective rate of 17.4%, for the nine months ended December 31, 2024. The change in the income tax provision was primarily driven by a decrease in discrete tax benefits of $5.9 million, primarily related to stock-based compensation.
Financial condition, liquidity and capital resources
Overview
As of December 31, 2025, we had $196.8 million of cash and cash equivalents. In addition, as of December 31, 2025, we had borrowing capacity of $243.3 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, compensation and benefits, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers and the general seasonality of our business. As of December 31, 2025, we had working capital, excluding cash and cash equivalents, of $250.5 million, compared to $214.8 million as of March 31, 2025. Working capital, excluding cash and cash equivalents and debt, was $280.5 million and $214.8 million as of December 31, 2025 and March 31, 2025, respectively.

We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of December 31, 2025 was $243.3 million. If necessary, we can borrow funds under our Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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
Cash flows

	Nine months ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$110,053	$(2,260)
Investing activities	(602,950)	(7,739)
Financing activities	540,923	(24,278)
Cash provided by (used in) operating activities
For the nine months ended December 31, 2025, net cash provided by operating activities was $110.1 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $225.3 million, partially offset by acquisition-related seller expenses of $47.1 million in connection with the rhode Acquisition, and an increase in working capital of $68.1 million. The change in working capital was primarily driven by a $53.5 million increase in prepaid expense and other assets, a $32.6 million increase in accounts receivable, partially offset by a $9.8 million increase in accounts payable and accrued expenses, a $7.4 million decrease in inventory, and a $0.8 million increase related to other liabilities.
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
Cash used in investing activities
For the nine months ended December 31, 2025, net cash used in investing activities was $603.0 million primarily related to the rhode Acquisition and capital expenditures related to fixturing, equipment and software.
For the nine months ended December 31, 2024, net cash used in investing activities was $7.7 million consisting of capital expenditures related to fixturing, equipment and software.
Cash provided by (used in) financing activities
For the nine months ended December 31, 2025, net cash provided by financing activities was $540.9 million primarily driven by proceeds from the Fifth Amendment which established the Term Facility and increased debt, partially offset by the repurchase of our common stock.
For the nine months ended December 31, 2024, net cash used in financing activities was $24.3 million primarily driven by repurchases of our common stock of $17.1 million and repayment on the Amended Term Loan Facility of $8.1 million, partially offset by cash received from the exercise of stock options.

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
Second Amendment to Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we borrowed incremental term loans in an aggregate original principal amount of $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). We used the Incremental Term Loan, together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate the Acquisition of Naturium (as defined in Note 3, “Acquisitions,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and to pay related fees and expenses in connection with the Acquisition of Naturium and Second Amendment.
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
The interest rate as of December 31, 2025 for the Term Facility was approximately 5.9%.
The interest rate as of December 31, 2025 for the Revolving Credit Facility was approximately 5.8%. The unused balance of the Revolving Credit Facility as of December 31, 2025 was $243.3 million.
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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of December 31, 2025, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and concluded that there have been no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We transitioned to a new enterprise resource planning (ERP) system during the second fiscal quarter of 2026. Implementation, integration and transition efforts have continued thereafter. In connection with the completion of the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

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
To the extent that we pay the consideration for any acquisitions or investments in cash, it reduces the amount of cash available to us for other purposes. Acquisitions or investments can also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in connection with our acquisition of Naturium, we paid total consideration of approximately $333.0 million using an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, cash on the balance sheet and approximately $57.8 million of our stock. In connection with our acquisition of rhode, we paid total cash consideration of approximately $590.1 million using an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, and cash on the balance sheet, and approximately $300.3 million of our stock.
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
Nonetheless, as a result of the additional US tariffs announced since early 2025, on August 1, 2025, we raised prices globally for all products sold, which could result in the loss of consumers and materially and adversely affect our business, financial condition and results of operations. We may also seek to shift production outside of China, resulting in significant costs and disruption to our operations and materially and adversely affecting its costs, sales, business, financial condition and results of operations. Additional tariff increases or trade restrictions imposed by the United States could materially adversely affect the results of operations of our business. Moreover, such tariffs may lead to retaliatory actions, including counter-tariffs and increased production costs, disruptions to global supply chains and otherwise create operational challenges for us. We cannot predict whether these policies will continue or if new policies will be enacted; however, uncertainty regarding these policy changes in trade regulation or additional incremental tariffs or counter-tariffs could have a material adverse effect on our business, financial condition and results of operations.
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
Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the UK, the EU, China or any of the other jurisdictions in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by bank failures or a banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have experienced volatility and disruption due to inflation and heightened interest rates, as well as the continued escalation of geopolitical tensions and conflict, including those resulting from President Trump’s push to acquire Greenland and ongoing conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures.
In addition, the global macroeconomic environment has been negatively affected by, among other things, the change in administration following the 2024 presidential election, increased US trade tariffs and trade disputes between the United States, China and other countries, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. In 2025, there were significant changes and proposed changes to US trade policies. Since March 2025, President Trump has announced new tariffs on foreign imported goods from countries worldwide, including additional tariffs on substantially all products imported from China. Some of these tariffs have been paused or reduced, but we cannot predict whether any of these reductions will remain in place or pauses will lapse or be extended or whether any tariffs will be increased or decreased. These additional tariffs, including pauses, reductions or additional increases, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, have introduced significant uncertainty into the market and may affect the cost to manufacture our products and the prices of and demand for our products, which could have a material and adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2025, we had a total of $849.2 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $243.3 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations”

under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays, digital investments and debt service. We have also used debt to finance acquisitions. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions.

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
We are subject to the income tax laws of the United States and several international jurisdictions. Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedence or changes ushered in by the Trump administration, could materially and adversely affect our business, financial condition and results of operations. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law and extended many of the tax law provisions that were set to expire in 2025. OBBBA contains a number of US corporate tax provisions, of which we expect to elect to expense US-incurred research or experimental expenditures immediately and full bonus depreciation for certain assets placed into service after January 19, 2025. As a result of our elections, it is expected that in 2026, US cash taxes will significantly decrease with no material impact to our effective tax rate. Further changes to the tax laws or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect.

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

For example, in the European Union, the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market, entered into force on August 1, 2024. While the majority of the substantive requirements will not apply until the second half of 2026, certain of the EU AI Act’s provisions regarding prohibited AI systems and AI literacy obligations are already applicable. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of AI and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. It is possible that further new laws and regulations will be adopted in the United States and in other non-US jurisdictions as well, or that existing laws and regulations may be interpreted in ways that would affect the way in which we use AI and machine learning technology. Such additional regulations may impact our ability to develop, use and commercialize AI in the future.

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
Additional state and federal requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, on December 29, 2022, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”). MoCRA created new compliance requirements for manufacturers of cosmetic products in the United States and also significantly expanded the FDA's authority to oversee and regulate cosmetics. Under MoCRA, companies must comply with new requirements for cosmetics, such as new labeling requirements for certain products, safety substantiation, facility registration, product listing, adverse event reporting, good manufacturing practice (“GMP”) requirements and mandatory recalls. In addition, MoCRA provided the FDA with new enforcement authorities over cosmetics, such as the ability to initiate mandatory recalls and to obtain access to certain product records. In particular, the FDA has the ability to mandate a product recall in the event that there is a reasonable probability that a cosmetic product is adulterated or misbranded under applicable provisions of the Food, Drug, and Cosmetic Act (“FDCA”) and where the FDA determines there is a reasonable probability that the use of or exposure to such cosmetic product will cause serious adverse health consequences or death.
We have registered our cosmetic product facilities and listed our cosmetic products with the FDA. In addition, the FDA was required under MoCRA to propose mandatory GMPs for cosmetics by December 29, 2024 and finalize such GMPs by December 29, 2025, but these deadlines were delayed and release dates are still to be determined. We are unable to ascertain at this time the full impact that complying with MoCRA will have on our business. Compliance with the new requirements may further increase the cost of manufacturing certain of our products and could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, in recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act (the “CCPA”) requires certain disclosures to California residents regarding a business’s data processing activities, affords California consumers rights with respect to their personal information (including the rights related to access to and deletion of personal information, and the right to opt out of certain disclosures of their personal information), and establishes significant penalties for noncompliance. Following this trend, several other states have enacted or are considering enacting data protection legislation that may impose significant obligations and restrictions. The potential effects of these states’ legislation are far-reaching and may require us to incur substantial costs and expenses in an effort to comply, and it is unclear whether, and if so how, the US Congress will respond to these overlapping, state-by-state enactments. Certain states have also enacted or proposed laws regulating the use of certain AI technologies. California is considering new regulations for automated decision-making technologies. These new and proposed laws and regulations may impact how we operate our websites or mobile application, engage in digital marketing, transact with consumers, or process or monetize our data assets, and increase our potential exposure to regulatory enforcement and/or litigation.

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
Although we have existing and pending trademark registrations for our brands in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote additional resources to advertising and marketing new brands.

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
As we gain greater visibility and market exposure as a public company and otherwise, we also face a greater risk of being the subject of such claims and litigation. For these and other reasons, third parties may allege that our products or activities infringe, misappropriate, dilute or otherwise violate their trademark, patent, copyright or other proprietary rights. Defending against allegations and litigation could be expensive, occupy significant amounts of time, divert management’s attention from other business concerns and have an adverse impact on our ability to bring products to market. In addition, if we are found to infringe, misappropriate, dilute or otherwise violate third-party trademark, patent, copyright or other proprietary rights, our ability to use brands to the fullest extent we plan may be limited, we may need to obtain a license, which may not be available on commercially reasonable terms, or at all, or we may need to redesign or rebrand our marketing strategies or products, which may be expensive or may not be possible.
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
We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, X (formerly Twitter), Roblox, Twitch, Pinterest, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control. For example, lawmakers in the United States, Europe and Canada have escalated efforts to restrict access to TikTok. On April 24, 2024, President Biden signed a bill to force a sale of TikTok by its Chinese owner, ByteDance, by January 19, 2025 or institute a first-of-its-kind ban on the app in the United States. Though ByteDance did not sell TikTok by the deadline, President Trump granted multiple extensions to give his administration more time to broker a deal to bring the social media platform under American ownership. On January 22, 2026, ByteDance finalized a deal that resolves national security concerns and complies with the Protecting Americans from Foreign Adversary Controlled Applications Act by removing TikTok in the United States from China’s control with the establishment of a majority American-owned joint venture that will secure US data. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations. Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
On August 27, 2024, we announced that our board of directors authorized a new share repurchase program allowing us to repurchase up to $500.0 million of our outstanding shares of common stock (the “2024 Share Repurchase Program”), of which $400.0 million remains available for future share repurchases as of December 31, 2025. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any additional shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which has increased the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had approximately 190.9 million shares of common stock authorized but unissued and 59.1 million shares of common stock outstanding as of January 29, 2026. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the acquisition of Naturium. In connection with our acquisition of rhode, we issued 2,582,371 shares of the Company’s common stock, with a fair market value of $300.3 million as of the date of the acquisition of rhode.
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
We repurchased a total of 626,049 shares for $50.0 million at an average price of $79.84 per share during the three months ended December 31, 2025 under the 2024 Share Repurchase Program. The shares were immediately retired after repurchase. A total of $400.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of December 31, 2025.

Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.

Item 5. Other information.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of each Rule 10b5-1 trading plan that was adopted, modified or terminated by an officer or a director of the Company during the three months ended December 31, 2025.

			Trading Arrangement		Total Shares to be Sold	Expiration Date
Officer/Director	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**
Tarang Amin	Modify(1)	11/20/2025	X		Up to 285,000(2)	2/12/2027
Chairman, Chief Executive Officer, and President

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) Changed the timing of sales under the trading arrangement originally adopted on June 13, 2025.
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

e.l.f. Beauty, Inc.

February 5, 2026	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

February 5, 2026	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)