Form 10-K
period 2026-03-31
e.l.f. Beauty, Inc.
filed 2026-05-21
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $5.2 billion.
The number of shares of registrant’s common stock outstanding as of May 14, 2026 was 59,440,526 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2026.

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
•Changes in the US and international trade policies, including tariffs, trade restrictions and retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our business, financial condition and results of operations.
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
•Acquisitions or investments could disrupt our business and harm our financial condition.
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
•Our Purpose. We make the world a better place for every eye, lip and face.
Our Brands
Our family of brands consists of e.l.f. Cosmetics, e.l.f. SKIN, rhode, Naturium and Well People. We transferred the Keys Soulcare brand to Alicia Keys in May 2026 and it is no longer part of our brand portfolio. Our brands are available online and across leading beauty, mass-market and specialty retailers. We have strong relationships with our retail customers such as Target, Walmart, Amazon, Sephora and other leading retailers that have enabled us to expand distribution both domestically and internationally.

e.l.f. Cosmetics	e.l.f. Cosmetics, our global flagship brand, makes the best of beauty accessible to every eye, lip and face by bringing together the best of beauty, culture and entertainment. Our superpower is delivering universally appealing, premium quality products at accessible prices that are e.l.f. clean and vegan, all double-certified by Leaping Bunny and PETA as cruelty-free. We are proud to have products made in Fair Trade Certified™ facilities.

e.l.f. SKIN	e.l.f. SKIN champions clean and kind skin care by making innovative, efficacious formulas at accessible prices with universal appeal. e.l.f. SKIN is e.l.f. clean and vegan, all double-certified by Leaping Bunny and PETA as cruelty-free. We are proud to have products made in Fair Trade Certified™ facilities.

rhode	rhode is a line of curated skincare essentials founded by Hailey Rhode Bieber. Inspired to develop products that really work in a way that’s accessible to everyone, rhode is based in science, simplifying many of the mysteries and complex narratives behind efficacious skincare. Formulated for a variety of skin types and needs with high performance ingredients, it’s a daily routine that nourishes the skin barrier over time. Every rhode product is made from purposeful, high-performance ingredients at efficacious levels. rhode is rhode clean, vegan and double-certified by Leaping Bunny and PETA as cruelty-free.

Naturium	Naturium brings the science of consistent skincare to every one, every where, every day. The brand's biocompatible and dermatologist-tested formulas work with individual skin from head to toe, blending natural botanicals with potent actives for effective results at an accessible price point. Naturium has pioneered facial and body care innovations. Naturium is vegan, paraben-free and double-certified by Leaping Bunny and PETA as cruelty-free.

Well People	Well People is a clean beauty pioneer leading the way with high-performing, plant-powered formulas. The brand has the most Environmental Working Group (EWG) Verified® color cosmetic products of any beauty brand and is committed to be free from sulfates, parabens and synthetic fillers. Well People products are Well People clean and vegan, pregnancy-friendly, all double-certified by Leaping Bunny and PETA as cruelty-free. We are proud to have products made in Fair Trade Certified™ facilities.

Our Products and Strategy
We believe our ability to deliver cruelty free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates us in the beauty industry. We believe the combination of our passionate team of owners, value proposition, powerhouse innovation, disruptive marketing engine and productivity model has positioned us well to navigate the competitive beauty market. Our strategy is underpinned by our five unique areas of advantage:
• Passionate Team of Owners. Our talented employees are at the core of our business strategy. Our commitment to our people and our High Performance Team (“HPT”) culture is evident in our 88% employee engagement score, 18 percentage points above the consumer industry benchmark, with 93% of our employees recommending e.l.f. as a great place to work.
We take a unique “one-team” approach to compensation. All full-time employees receive a base salary, are bonus eligible under the same bonus plan tied to our financial performance and receive an annual equity award in e.l.f. Beauty stock. We believe we are one of the few public consumer companies that grants equity on an annual basis to every employee—strongly aligning our team with the long-term interests of our stockholders. We believe this approach, which applies across all employee levels and geographies, is unique in the beauty industry and contributes to our success in hiring and retaining top talent and driving business results.
• Value Proposition. Each of our brands has accessible pricing relative to its competitive set and furthers our mission of making the best of beauty accessible to every eye, lip and face. As an example, e.l.f. Cosmetics’ average product price point in the US is approximately $7, as compared to other leading mass cosmetics brands which have average product price points of $10 and prestige cosmetics brands which have average product price points of $30, according to Nielsen. Importantly, with e.l.f., we believe our consumers don't have to compromise. We continue to hear from consumers that we deliver quality that's often better than prestige.
• Powerhouse Innovation. We believe we have a unique community-led approach to innovation across our brands, focused on democratizing access to the best of beauty through our premium quality products at extraordinary prices.
Our flagship e.l.f. Cosmetics and e.l.f. SKIN brands are known for their “holy grails” – taking inspiration from our community and the best products in prestige, and bringing them to market at an extraordinary value. As consumers are increasingly savvy and knowledgeable about trends in the prestige market, they look for ways to get the best of beauty at an accessible price. Examples of our “holy grails” include the e.l.f. Glow Reviver Lip Oil at $9 versus a prestige item at $42,

e.l.f. Cosmetics Power Grip Primer at $11 versus a prestige item at $38, and the e.l.f. SKIN Thirst Burst Drops at $13 versus a prestige item at $36.
We believe innovation is key to our success and we are proud that our flagship e.l.f. Cosmetics brand held four of the top 10 new products in all of mass cosmetics in 2025, on top of holding six of the top 10 new products in 2024, according to Nielsen. We are also proud that rhode was named to Fast Company's list of “The World's Most Innovative Companies of 2026.”
• Disruptive Marketing Engine. We believe we have a unique community-led and digitally-oriented approach to marketing, with a particular focus on engaging the next generation of consumers across a variety of platforms. We seek to attract and engage consumers primarily through digital and social media, as compared to legacy beauty brands that engage consumers primarily through traditional media such as magazines, newspapers and television. We have a multi-faceted strategy to build brand awareness, affinity and loyalty. Total expenses for marketing and digital in the fiscal year ended March 31, 2026 were $399.8 million, approximately 24% of our net sales.
• Productivity Model. Our retail distribution strategy is centered on our productivity-led model, emphasizing SKU productivity on shelf and being present in the key retailers and channels where our consumers want to shop for beauty. In addition to driving strong productivity, we believe we benefit our global retail partners and the beauty industry at large by driving more traffic, stronger category growth, and greater penetration among younger consumers.
Founded as a digitally native brand, our flagship e.l.f. Cosmetics brand is the only top five mass cosmetics brand with its own direct-to-consumer e-commerce site. We leverage insights from our site and Beauty Squad loyalty program to proactively change out a portion of our retail assortment each year. This approach has led us to be among the most productive mass cosmetics brands on a dollar per linear foot basis with our largest retail customers globally.
Markets and Competition
We operate across beauty categories including eye, lip and face makeup, beauty tools and accessories, and skin care products. Color cosmetics and skin care products are broadly sold through the mass, drug store, food, dollar, specialty retail and online channels.
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
•e-commerce. e-commerce is an important component of our engagement and innovation model. Our roots as a digitally native brand and our digitally-oriented engagement model drive conversion on our e-commerce websites and our mobile applications, where we sell our full product offerings. Our products are also available at other e-commerce sites, such as Amazon and TikTok Shop, making our products widely accessible to our consumers.
•International retailers. Our products are also sold in international markets, primarily in the United Kingdom (the “UK”), Canada and Germany.
In the fiscal year ended March 31, 2026, national and international retailers comprised 76% of our net sales. The remaining 24% came from e-commerce channels.
The United States accounted for 79% of our net sales in the fiscal year ended March 31, 2026. The remaining 21% was attributable to international markets.

Customers
We have strong relationships with our retail customers such as Target, Walmart, Amazon, Sephora and other leading retailers that have enabled us to expand distribution both domestically and internationally.
Our largest customers, Target, Walmart, Amazon and Sephora, accounted for 18%, 13%, 11% and 10%, respectively, of our net sales in the fiscal year ended March 31, 2026. No other individual customer accounted for 10% or more of our net sales in the fiscal year ended March 31, 2026. We expect that Target, Walmart, Amazon and Sephora, along with a small number of other customers will, in the aggregate, continue to account for a large portion of our net sales in the future.
As is customary in the industry, none of our customers are under any obligation to continue purchasing products from us in the future.
For more information regarding customer concentration, see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” of this report under the heading “Overview.”
Supply Chain
We have developed a scalable, asset-light supply chain centered on the combination of speed to market, high-quality and low costs. Our products are sourced and manufactured through close collaboration with a network of third-party manufacturers, primarily in China, with products also sourced in the United States, Italy, South Korea and other countries. We have ample manufacturing capacity as well as redundant capabilities in the event that one or more suppliers cannot meet our needs. Our broad supply base gives us the ability to fulfill our product requirements and remain cost competitive.
We work closely with our suppliers on new product innovation and quality. Our sourcing, quality and innovation teams work with our suppliers to deliver ongoing product quality, innovation and cost savings. We are not overly dependent on any single raw material. The raw materials used in our products are broadly available and have regular quality testing for ingredient integrity.
Our distribution centers are operated by leading third-party logistics providers. Our distribution center in California mainly serves our national retail customers, while our distribution centers in Ohio, Georgia, Utah, Pennsylvania, Texas, California and New Jersey serve our e-commerce consumers. For our international operations, we utilize third-party logistics providers in the UK, Netherlands, Canada and China to distribute to certain international customers and distributors. We have invested capital in picking, packaging, scanning and conveying technology to more fully automate our processes.
Employees and Human Capital Management
As of March 31, 2026, we had 849 full-time employees.
Social Impact and Commitments
Our voluntary Impact Report sets out our social and environmental goals and strategy across three categories - People, Product, and Planet. Details can be found in our Impact Report on our website (https://www.elfbeauty.com/impact). The information on, or that can be accessed through, our website, including our Impact Report and related materials, is not incorporated by reference into this Annual Report or any other filings we make with the SEC. Similarly, our disclosures on sustainability and related environmental, social, and governance (“ESG”) matters—whether herein or elsewhere—are informed by various frameworks and stakeholder expectations and, as such, are not necessarily “material” for purposes of our SEC filings (even if we use “material” or similar language in discussing such matters). Particularly in the ESG context, there are various definitions of materiality that differ from, and are often more expansive than, the definition under US federal securities laws.
We are committed to our:
• People. We place a high priority on attracting, recruiting, developing, and retaining the best talent, regardless of background.
• Product. We lean into our superpowers, delivering premium quality beauty products at extraordinary prices with broad appeal that are vegan, cruelty free, clean and manufactured in Fair Trade CertifiedTM facilities.

• Planet. We are dedicated and committed to improving and taking meaningful actions to protect our planet.
People: Our People Power Our Performance
Our talented team of 849 people across the world, immersed in our high performance culture, fuels our results. We place a high priority on attracting, recruiting, developing and retaining the best talent, regardless of background. We believe that our continued investments in our people and culture have positioned us as an employer of choice both in the beauty industry and our local communities.
We are keenly interested in our employees’ well-being, development and overall satisfaction. Engagement is a key factor we look to because it measures our team’s connection and commitment to both e.l.f. Beauty and our vision, mission and values. In FY 2026, we conducted our fifth annual engagement survey of all employees. Participation was at an all-time high at 97% — 20 percentage points above our participation rate three years ago. Our overall engagement score this year was 88% — 18 percentage points above the consumer industry benchmark. Our Executive Team members review survey data and outcomes with their teams to create and evolve action plans to further enhance our employee experience.
We aim to support talented individuals—regardless of gender, race, sexual orientation, national origin, ability, age, or other legally protected characteristic—in working, growing and achieving their potential across our entire team. We are proud to have a board and team that we believe reflects the variety of backgrounds and experiences in the communities we serve. While it is our policy to not make our nomination or employment decisions on the basis of legally protected characteristics, the following table provides certain statistics of our Board and our team as of March 31, 2026:

	Board of Directors(1)	Executives(2)	Directors and Above(3)	All Employees(3)
Gender
Female	60%	50%	73%	72%
Male	40%	50%	27%	28%
Age
Gen Z and Millennial	—%	—%	64%	89%
All Other	100%	100%	36%	11%
Race / Ethnicity
Black or African American	10%	13%	5%	6%
Hispanic or LatinX	10%	—%	7%	19%
Asian	20%	25%	16%	18%
Native American	—%	—%	1%	1%
Two or More Races	—%	—%	3%	4%
White	60%	62%	69%	52%

(1)	Board of Directors statistics reflect the appointment of Matt Farrell to the Board, effective as of February 12, 2026.
(2)	Executives includes our Executive Team members and the Vice President, General Manager of our China operations.
(3)	Employee demographic figures are based on self-identification and based on our full-time employees as of March 31, 2026. Race/ethnicity percentages exclude our employees outside of the United States.
Note: We are an equal opportunity employer and do not use race, ethnicity, gender or any other protected criteria as a factor in any employment decisions, such as recruiting, hiring, promotions, termination decisions or compensation.
Product: We Make the Best of Beauty Accessible to Every Eye, Lip and Face
Delivering premium quality products at extraordinary prices is at the heart of our value proposition, democratizing access for millions of consumers who otherwise couldn't have the best of beauty. We believe that equally important is what goes into our products (and what doesn’t) and how our products are made. We were one of the first mass beauty brands, with e.l.f. Cosmetics, to be vegan and cruelty free and are committed to formulating our products to meet high standards of clean beauty – choosing not to use over 2,500 ingredients in our formulations, compared to 11 ingredients restricted by the US Food and Drug Administration (the “FDA”).
We are proud to be the first and only beauty company to have six third-party manufacturing facilities Fair Trade Certified™. We now have a majority of our products produced in Fair Trade Certified™ facilities. We aim to work with suppliers that uphold our principles and values and actively engage with them on sustainability topics, requiring our suppliers to adhere to our Supplier Code of Conduct. And we are committed to responsibly sourcing forest materials and sensitive ingredients such as mica and palm oil derivatives.
Planet: We Are Committed to Improving and Protecting Our Planet
We recognize the urgency of addressing environmental challenges head-on. Our dedication to sustainability acknowledges the significant work ahead, and we are committed to improving and taking actions to protect our planet.
Climate: We recognize the global risks of climate change and are taking steps to reduce our associated risks and impacts, including by taking steps to reduce our carbon footprint.

Packaging: Our packaging reflects our brand identity and, at the same time, represents a meaningful portion of our environmental footprint. To address this, we are focused on reducing packaging intensity, increasing circularity, and sourcing materials more sustainably.
Water: Understanding our water footprint is another important aspect of our sustainability efforts. From being an essential ingredient in our products to its use in our suppliers' manufacturing processes, we are working to identify and implement solutions to reduce water usage and increase efficiency.
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
Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “e.l.f.,” “e.l.f. eyes lips face,” “e.l.f. SKIN,” “rhode,” “Naturium,” and “Well People,” all of which are registered or have registrations pending with the US Patent and Trademark Office for our goods and services of primary interest. These trademarks are also registered or have registrations pending in various foreign countries in which we operate. We also have other trademark registrations and pending trademark applications for product names and tag lines. Our trademarks are valuable assets that reinforce the distinctiveness of our brands and our consumers’ perception of our products. In addition to trademark protection, we own US Design Patents covering packaging, make-up tools and brush handle shapes and we own numerous domain names, including the domain names of our e-commerce websites. We also rely on and use commercially reasonable measures to protect our unpatented proprietary technology, which includes our expertise and product formulations, continuing innovation and other know-how to develop and maintain our competitive position.

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
In the United States, the Federal Food, Drug and Cosmetic Act (the “FDCA”) defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance, with the exception of soap. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations.
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
In addition to our cosmetic products, we also market certain non-prescription drug products, including certain products that are intended to treat acne or be used as sunscreens, which are regulated as over-the-counter (“OTC”) drug products by the FDA. Certain OTC drug products are subject to regulation pursuant to the FDA’s “monographs,” which provide rules applicable to each therapeutic category of non-prescription drug, and establishes conditions, such as active ingredients, uses (indications), doses, labeling, and testing procedures, under which an OTC drug within that particular category may be generally recognized as a safe and effective (“GRASE”), and therefore can be marketed without obtaining pre-market approval of an new drug application (“NDA”) or abbreviated new drug application (“ANDA”). To be legally marketed, among other things, OTC drug products marketed under an OTC monograph must be manufactured in compliance with the FDA’s GMP requirements for drug products, and the failure to maintain compliance with these requirements could lead to FDA enforcement action. A failure to comply with the OTC monograph requirements could also lead the FDA to determine that the drug is not GRASE, and thus is a “new drug” requiring approval in accordance with the NDA or ANDA processes, or to make changes to its manufacturing processes or product formulations or labels.
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
In the European Union (the “EU”), the sale of cosmetic products is regulated under the EU Cosmetics Regulation (EC) No 1223/2009 setting out the general regulatory framework for finished cosmetic products placed on the EU market. The overarching requirement is that a cosmetic product made available on the EU market must be safe for human health when used under normal or reasonably foreseeable conditions of use, taking account, in particular, of the following: (a) presentation including conformity with Directive 87/357/EEC regarding health and safety of consumers; (b) labelling; (c) instructions for use and disposal; and (d) any other indication or information provided by the responsible person.
Generally, there is no requirement for pre-market approval of cosmetic products in the EU. However, centralized notification of all cosmetic products placed on the EU market is required. Manufacturers are required to notify their products via the EU cosmetic products notification portal. Manufacturers are responsible for safety of their marketed finished cosmetic products, and must ensure that they undergo an appropriate scientific safety assessment before cosmetic products are sold. A special database with information on cosmetic substances and ingredients, known as CosIng, enables easy access to data on cosmetic ingredients, including legal requirements and restrictions. We rely on expert consultants for our EU product registrations and review of our labelling for compliance with EU regulation.
The EU Cosmetics Regulation requires the manufacture of cosmetic products to comply with GMPs, which is presumed where the manufacture is in accordance with the relevant harmonized standards. In addition, in the labelling, making available on the market and advertising of cosmetic products, text, names, trademarks, pictures and figurative or other signs must not be used to imply that these products have characteristics or functions they do not have; any product claims in labelling must be capable of being substantiated.
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
Expenditures for Environmental Compliance
We are subject to numerous foreign, international, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and environmental protection, including those relating to emissions to the air, discharges to land and surface waters, generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the registration and evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable environmental, health and safety requirements. Compliance with such laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position.
Segments
We operate our business as a single operating and reportable segment. For more information regarding segment reporting, see Note 2, “Summary of significant accounting policies,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Geographic Information
For information regarding the geographic source of our net sales and the location of our long-lived assets, see Note 2, “Summary of significant accounting policies,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For information regarding the risks related to our non-US operations, see Part I, Item 1A “Risk factors.”

Corporate Information
e.l.f. Beauty was formed as a Delaware corporation on December 20, 2013 under the name J.A. Cosmetics Holdings, Inc. and we changed our name to e.l.f. Beauty, Inc. in April 2016. We completed the initial public offering of our common stock in September 2016. Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ELF." Our principal executive offices are located at 601 12th Street, Oakland, California 94607. Our telephone number is (510) 778-7787 and our investor relations website can be found at www.elfbeauty.com. e.l.f. Beauty operates through its principal subsidiaries, e.l.f. Cosmetics, Inc., which conducts business under the names “e.l.f. Cosmetics” or "e.l.f.,” “e.l.f. SKIN,” HRBeauty LLC, which conducts business under the name “rhode,” Naturium LLC, which conducts business under the name “Naturium,” and Well People, Inc., which conducts business under the name “Well People.”
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
We have relatively low brand awareness among consumers when compared to legacy beauty brands, and maintaining and enhancing the recognition and reputation of our brands is critical to our business and future growth. Many factors, some of which are beyond our control, are important to maintaining our reputation and brands. These factors include our ability to comply with various environmental, social, governance, product, labor and other ethical standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brands.
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

Acquisitions or investments, such as our acquisition of HRBeauty LLC (“rhode”), could disrupt our business and harm our financial condition.
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

To the extent that we pay the consideration for any acquisitions or investments in cash, it reduces the amount of cash available to us for other purposes. Acquisitions or investments can also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in connection with our acquisition of Naturium, we paid total consideration of approximately $333.0 million using an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, cash on the balance sheet and approximately $57.8 million of our stock. In connection with our acquisition of rhode, we paid total cash consideration of approximately $590.1 million using the proceeds from an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, and cash on the balance sheet, as well as approximately $300.3 million of our stock, and a potential earnout initially valued at $7.1 million.
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

Risk factors related to our business operations and macroeconomic conditions
Changes in the US and international trade policies, including tariffs, trade restrictions and retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our business, financial condition and results of operations.
Starting in July 2018, the US government announced a series of lists covering thousands of categories of Chinese origin products subject to US tariffs in addition to the tariffs that have historically applied to such products. The majority of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. Beginning in early 2025, the US administration announced a series of additional tariffs on most products from countries worldwide, including higher tariffs on substantially all products of Chinese origin. Since then, the US administration has increased, reduced or temporarily paused some of the increased tariffs. On February 20, 2026, the US Supreme Court invalidated tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following this ruling, the US administration initiated new tariffs at different rates under alternative legislative powers, which increases the uncertainty around tariffs. The current US administration may continue to impose additional tariffs under US trade laws. Although certain tariffs were invalidated, the potential availability, timing, and amount of any refunds associated with the ruling remains highly uncertain. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations and financial conditions is not certain but could be material.

As a result of the additional US tariffs announced since early 2025 as well as inflation, on August 1, 2025, we raised prices globally for all products sold. The uncertainty surrounding existing or invalidated tariffs and any related refund processes could impact our cost of goods sold. We may also seek to shift production outside of China, resulting in significant costs and disruption to our operations and materially and adversely affecting our costs, sales, business, financial condition and results of operations. Certain of our competitors may be better positioned than us to withstand or react to tariffs or other restrictions on global trade and, as a result, we may lose market share to such competitors.

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

There is also a concern that the imposition of additional tariffs by the United States could result in “buy national” and similar policies or the adoption of tariffs by China and other countries, leading to a global trade war. Trade restrictions implemented by the United States, China, Canada, the United Kingdom (the “UK”), the European Union (the “EU”) or any of the other jurisdictions in which we conduct significant business in connection with a global trade war may affect our suppliers’ ability to source products efficiently or create other supply chain disruptions, impacting the prices of and supply of our products. We may not be able to fully or substantially mitigate the impact of future tariffs and retaliatory trade action by other countries, which would have a material adverse effect on our business, results of operations and financial performance.

A disruption in our operations, including a disruption in the supply chains for our products, could materially and adversely affect our business.

As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (such as the port strikes in 2024), disruptions or delays in shipments (including delays at international and domestic ports), disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, costs (including customs duties, quotas and tariffs), as well as weather events and natural disasters, pandemics (such as the coronavirus pandemic), border disputes, international conflict (such as the war in Iran, the broader conflict in the Middle East and Russia's invasion of Ukraine), acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
We depend heavily on global trade, including ocean container delivery, as well as fast boats, rail and air freight, to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our retail customers. Further, we rely on postal and parcel carriers for the delivery of products sold directly to consumers through our e-commerce websites and mobile applications. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions. Certain of these events, such as the war in Iran, may also contribute to increased volatility in global oil prices, which could further increase transportation, manufacturing and other operating costs or disrupt transportation or distribution of our products or components of our products. In addition, port congestion, container shortages, inclement weather, natural disasters, international conflict, labor unrest or other transportation disruptions may increase the costs to supply or transport our products or the components of our products. If our products are not delivered on time or are delivered in a damaged state, retail customers and consumers may refuse to accept our products and have less confidence in our services. In addition, a vessel and container shortage globally could delay future inventory receipts and, in turn, could delay deliveries to our retailer customers and availability of products in our direct-to-consumer e-commerce channel. Such potential delays, additional transportation expenses and shipping disruptions could negatively impact our results of operations through higher inventory costs and reduced sales. Furthermore, the delivery personnel of contracted third-party delivery service providers act on our behalf and interact with our consumers personally. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.
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
We use multiple third-party suppliers and manufacturers, primarily based in China, to source and manufacture the majority of our products. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. Further, we are subject to risks associated with disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes (such as the port strikes in 2024), product regulations and/or inspections or other factors, weather events, natural disasters or health pandemics, or other transportation disruptions. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
In addition, quality control problems, such as the use of ingredients and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations could harm our business. The scope of such regulations is broad, including requirements for certain value chain considerations, such as end-of-life management, requirements for recycled content or other content restrictions, and certain supply chain diligence practices such as disclosure requirements related to certain conflict minerals. Compliance can be costly or result in us needing to reassess aspects of our operations and value chain, and any quality control problems could result in regulatory action, such as fines, restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

Many of our products may be considered discretionary items for consumers. Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Canada, the UK, the EU, China or any of the other jurisdictions in which we conduct significant business, such as the current inflationary economic environment, rising interest rates, financial distress caused by bank failures or a banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have experienced volatility and disruption due to inflation as well as the continued escalation of geopolitical tensions and conflict, including those resulting from the war in Iran, the broader conflict in the Middle East and Russia's invasion of Ukraine. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures.
In addition, the global macroeconomic environment has been negatively affected by, among other things, the change in administration following the 2024 US presidential election, increased US trade tariffs and trade disputes between the United States, China and other countries, international conflict (such as the war in Iran, the broader conflict in the Middle East and Russia's invasion of Ukraine), the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. For example, we have a retail partner located in certain Middle-Eastern countries. In February 2026, Israel and the United States initiated a coordinated military operation in Iran. In response, Iran launched counter-attacks against Israel and other countries in the region, including Bahrain. During these attacks, our retail partner had to shutter its stores in Bahrain temporarily, thus impacting our retail sales in the region. Additionally, the conflicts in the Middle East have led to higher oil prices and created supply imbalances in the global market for oil and natural gas. The extent and duration of these effects cannot be reliably predicted, and these conflicts may have other adverse effects on the global economy. If these conflicts continue or expand further into other countries, not only could they further adversely affect our sales with our retail partner in Middle-Eastern countries, but they could also lead to increased shipping costs, transportation delays, embargos, and other supply chain concerns, all of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit or that we would be able to: (i) access our existing cash, cash equivalents and investments; (ii) maintain any required letters of credit or other credit support arrangements; or (iii) adequately fund our business for a prolonged period of time or at all. Any such events could have a material adverse effect on our current or projected business operations and results of operations and financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Risk factors related to our financial condition
Our indebtedness may have a material adverse effect on our business, financial condition and results of operations.
As of March 31, 2026, we had a total of $841.7 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $243.3 million under our Amended Revolving Credit Facility (as defined in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays, digital investments and debt service. We have also used debt to finance acquisitions. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions.
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
We are subject to the income tax laws of the United States and several international jurisdictions. Changes in law and policy relating to taxes, including changes in administrative interpretations and legal precedents, could materially and adversely affect our business, financial condition and results of operations. Changes to tax laws or changes to the administrative or judicial interpretations of such laws may also apply with retroactive effect.
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
Data security and privacy threats are accelerating in frequency and magnitude, are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through malfeasance, human error, theft or misuse), organized criminal threat actors, sophisticated nation states and nation-state supported actors. Some threat actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts (such as the war in Iran, the broader conflict in the Middle East and Russia's invasion of Ukraine), we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations.
The tools and techniques used by threat actors to attack or access systems and data are constantly evolving and may not be recognized until or after being launched against a target. These tools can, in some cases, circumvent security controls, evade detection and remove forensic evidence. We may be unable to anticipate, detect, prevent, remediate or recover from future cybersecurity incidents, including attacks to our information systems and data. The rapid advancement of AI technologies has significantly increased the risks associated with cyberattacks, including as AI is integrated into our and any third party’s operations, products or services. As new and improved technologies and methodologies continue to become available to threat actors, increased risks and currently unknown vulnerabilities could result in significant future expenditures related to our information systems, technology infrastructure and operations. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, our reputation, shipment of goods, ability to process financial information and transactions and our ability to receive and process retail customer and e-commerce orders or engage in normal business activities.

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

The evolution of AI is occurring at a rapid pace. Our ability to compete effectively could be adversely impacted if competitors or other third parties incorporate AI into their businesses more rapidly, effectively or innovatively than we do. Successful, ethical, and responsible implementation of AI solutions will require significant investments in infrastructure, talent, governance, and ongoing monitoring mechanisms.

The use of AI also heightens cybersecurity, intellectual property, and data privacy risks, including unintended exposure, misuse or theft of proprietary, personal, or otherwise sensitive information, infringement of third-party rights and uncertainty regarding ownership of AI-generated outputs. In addition, evolving AI technologies and their novel use cases are developing faster than the applicable legal and regulatory frameworks. Future legislation, standards, or regulations — domestically and internationally — could impose substantial obligations, operational restrictions, penalties, or compliance costs on businesses using AI.

The regulatory framework for machine learning technology, AI and automated decision making and the technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. Further, there is an increase in litigation in a number of jurisdictions, including the United States, relating to the use of AI, particularly generative AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like, how they are interpreted and enforced, and the market perception of their requirements remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business. For example, in the United States at the federal level, Congress has yet to enact meaningful legislation, and federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of federal legislation, certain states have enacted or proposed laws regulating the use of certain AI technologies. In particular, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interaction, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following

President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness and directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. The White House also released a National Policy Framework for Artificial Intelligence in March 2026 that calls for broad federal preemption of existing state AI laws while taking a “light-touch” regulatory approach using existing agencies. The release of this framework follows the release of a discussion draft of Senator Marsha Blackburn’s TRUMP AMERICA AI Act, which would represent the most comprehensive piece of federal AI legislation proposed in the U.S. It remains to be seen how agencies will effectuate these directives, and how states will approach AI legislation moving forward. Any or all of the foregoing regulatory developments could affect our use of AI and our ability to provide, improve or commercialize our services, require changes to our operations and processes, and materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.

Furthermore, in the EU, the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market, entered into force on August 1, 2024. While the majority of the substantive requirements will not apply until the second half of 2026 (subject to proposed amendments to delay their implementation under the EU Digital Omnibus on AI Regulation Proposal), certain of the EU AI Act’s provisions regarding prohibited AI systems and AI literacy obligations are already applicable. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. It is possible that further new laws and regulations will be adopted in the United States and in other non-US jurisdictions as well, or that existing laws and regulations may be interpreted in ways that would affect the way in which we use AI and machine learning technology. Such additional regulations may impact our ability to develop, use and commercialize AI in the future.

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
We have in place technical and organizational measures designed to maintain the security and safety of critical proprietary, personal, employee, customer and financial data. However, despite these efforts, advances in technology, the pernicious ingenuity of criminals, new exposures via cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or personal data. We and our service providers may not be able to prevent third parties from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or mobile applications or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems, and we may be vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Further, there can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and data.

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
Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in the United States and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, and safety laws including employee benefits, privacy, hygiene supervision and other matters. For example, in December 2021, the US Congress enacted the Uyghur Forced Labor Prevention Act (“UFLPA”) in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (“XUAR”). If it is determined that our third-party suppliers and manufacturers mine, produce or manufacture our products wholly or in part from the XUAR or are otherwise on the UFLPA Restricted Entities List, then we could be prohibited from importing such products into the United States. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Currently, considerable uncertainty surrounds the future trade relationship between the United States and China. The US government has implemented significant changes to US trade policy with respect to China since 2018, including the most recent tariff increases introduced by the Trump administration. Given the recent volume of executive orders from the Trump administration, we cannot predict additional near-term changes in the US trade policy with China; however such changes may materially and adversely impact our business, financial condition and results of operations. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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
•logistics and sourcing; and
•military conflicts (such as the war in Iran, the broader conflict in the Middle East and Russia's invasion of Ukraine).
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
Our products are also subject to state laws and regulations, such as the California Safe Drinking Water and Toxic Enforcement Act, also known as “Prop 65,” and various state PFAS regulations, and failure to comply with such laws and regulations may also result in lawsuits and regulatory enforcement that could have a material adverse effect on our business, financial condition and results of operations. We have been, and may in the future be, involved in litigation related to such current and future federal and state laws and regulations.
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

Further, in 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

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
We are also subject, under the GDPR, to restrictions on cross-border transfers of personal data out of the European Economic Area (the “EEA”) and UK, where legal developments have created complexity and uncertainty regarding transfers of personal data outside the EEA and the UK, including to the United States. We rely on the standard contractual clauses (“SCCs”) to transfer data outside of the EEA/ UK in some situations; however, the Court of Justice of the EU has stated that reliance on the SCCs alone may not be sufficient, and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or continue to take enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. For example, we are currently parties to litigation as described in Note 9, “Commitments and Contingencies,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, privacy claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our primary trademarks include “e.l.f.,” “e.l.f. SKIN,” “e.l.f. eyes lips face,” “rhode,” “Naturium,” and “Well People,” all of which are registered or have registrations pending in the United States and in many other countries or registries. Our trademarks are valuable assets that support our brands and consumers’ perception of our products.
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
There is an increased focus from certain investors, customers, consumers, employees, policymakers and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we may announce certain initiatives, including goals regarding our focus areas, which include environmental matters, packaging, responsible sourcing and social investments. However, such initiatives can be costly and may not have the desired effect. For example, we could fail (including for reasons outside of our control), or be perceived to fail, in our achievement of such initiatives or goals or in accurately reporting our progress on such initiatives and goals. In addition, such initiatives and reporting often rely on methodologies, standards, and data that are subject to varying interpretations and are continuing to evolve. Stakeholder expectations (as well as associated ratings and assessments) are not uniform and may even be contradictory, which can result in additional costs or complexities in navigating these matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, ESG-related legislation and regulation is being implemented across the world, including in the United States, and any such legislation or regulation may impose additional compliance burdens on us and on third parties in our value chain, which could potentially result in increased operational and administrative costs, decreased demand in the marketplace for our products, and/or increased costs for our supplies and products. For example, various US states, and the EU have adopted (or are considering adopting) rules for various climate- or ESG-related disclosures or actions including extended producer responsibility obligations that relate to our product packaging. While certain of these rules have been challenged or paused, the imposition of such obligations either now or in future may cause us to incur significant expenditures, which will then increase our operating expenses. Such regulations are not uniform (and at times may even contradict), which can increase the cost and complexity of compliance, as well as associated risks.
We aim to appropriately consider and manage ESG matters related to our business. However, in light of increasing scrutiny from certain investors, customers, consumers, employees, policymakers and other stakeholders (as well as fragmentation in such stakeholders’ expectations), we may not manage such issues successfully. Increasingly, both advocates and opponents of certain ESG efforts are resorting to activism, including state-level enforcement actions and private litigation, to advance their perspectives. Responding to such efforts is costly, and any failure to successfully navigate stakeholder expectations or legal requirements (including any novel interpretations of existing laws and regulations) may result in negative publicity, reputational damage, issues with attracting or retaining customers, consumers or employees, regulatory or investor engagement, or other issues, which will adversely affect our business, financial condition, and results of operations. We may be particularly vulnerable to some forms of scrutiny due to our articulated purposes to offer inclusive, accessible, clean, vegan and cruelty free cosmetics and skin care products. Additionally, certain of our stakeholders may be subject to similar risks as described in this risk factor, which may exacerbate or may result in additional or more severe risks to us.
We are subject to a series of risks related to climate change.
We are subject to climate-change related risks and uncertainties, many of which are outside of our control. Extreme weather events and other natural disasters—such as storms, wildfires, floods, droughts, and earthquakes—can damage facilities or otherwise disrupt our operations or those of our value chain. Climate change is expected to increase the intensity and frequency of such phenomena, as well as result in various chronic changes (such as sea-level rise and changes in meteorological, hydrological, and biological patterns) that may result in similar risks. Attention to climate change, as well as efforts by various stakeholders to transition to a low-carbon society, may also result in various risks, including changes in regulation and consumer behavior and increased litigation. For more information, see our risk factor “Our business could be negatively impacted by corporate citizenship and sustainability matters.”

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
On August 27, 2024, we announced that our board of directors authorized a new share repurchase program allowing us to repurchase up to $500.0 million of our outstanding shares of common stock (the “2024 Share Repurchase Program”), of which $400.0 million remains available for future share repurchases as of March 31, 2026. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any additional shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which has increased the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had approximately 190.6 million shares of common stock authorized but unissued and 59.4 million shares of common stock outstanding as of May 14, 2026. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the acquisition. In connection with our acquisition of rhode, we issued 2,582,371 shares of the Company’s common stock, with a fair market value of $300.3 million as of the date of the acquisition.
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

Our cybersecurity program was developed by integrating a range of relevant concepts and controls derived from established security frameworks. These include the National Institute of Standards and Technology Cybersecurity Framework and guidance from the Committee of Sponsoring Organizations of the Treadway Commission and related SOC 2 Control Objectives. It is important to note that while these frameworks guide our cybersecurity strategies and help us identify, access, and manage cybersecurity risks relevant to our business, this does not imply certification or that we meet or comply with any specific technical standards, specifications or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•a security team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;
•the use of external service providers, including third party advisory firms, where appropriate, to assess, test or otherwise assist with and/or audit aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, including an enterprise-wide escalation protocol;
•a generative AI policy and framework, overseen by the Company’s Chief Technology & AI Officer ("CTO"), to ensure that all AI systems utilized or developed follow our data privacy standards, safeguard sensitive information and minimize potential vulnerabilities; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See the risk factor titled “Risk factors related to information technology and cybersecurity” included as part of Item 1A. Risk factors of this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board considers cybersecurity risk and other information technology risks as part of its risk oversight function. The full Board oversees management’s implementation of our cybersecurity risk management program.

The Board receives periodic reports from management on our cybersecurity threats, incident preparedness, mitigation strategies, and related cyber risk management program enhancements. Board members also receive presentations on emerging topics in cybersecurity risk and regulation from our CTO as part of the Board’s continuing education on topics that impact public companies. In addition, management is prepared to update the Board, as it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.

Our CTO has primary responsibility for, and works collaboratively across the Company to implement and maintain, our cybersecurity risk management program designed to protect our information systems from cybersecurity threats and to respond to any cybersecurity incidents in accordance with our incident response plans. Our CTO leads a team, including a number of cybersecurity professionals, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in close coordination with senior leadership and other teams across the Company. In addition to our in-house cybersecurity capabilities, at times we also engage consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks. Our CTO leads the core elements of e.l.f. Beauty’s IT and digital functions, including IT infrastructure, systems and security, digital experience and operations, and consumer technology. Our CTO has served in various roles in information technology and cybersecurity leadership for over 25 years, has completed the Harvard Cybersecurity Program and is an active participant in industry consortia focused on data privacy and AI security. Her background includes developing and deploying enterprise risk management frameworks and leading initiatives that integrate AI into cybersecurity and compliance. As a thought leader in the intersection of artificial intelligence and cybersecurity, her expertise aligns with the critical needs of the constantly changing cybersecurity landscape and managing digital risk.

The CTO is supported by two senior cybersecurity professionals — our external Chief Information Security Officer (“CISO”) and our Director, IT Infrastructure & Security. The CISO brings over two decades of experience building and scaling cybersecurity programs in high-growth enterprise environments, including leading the security function for a publicly traded cloud technology company. This individual has previously served in cybersecurity leadership roles at global financial services and payment technology companies and currently advises Fortune 500 companies through virtual CISO services. In addition to operational leadership, this professional is also a cybersecurity educator, contributing to the development of future security talent at the collegiate level. Our Director, IT Infrastructure & Security holds an advanced degree in cybersecurity operations and leadership and has more than 20 years of experience managing IT infrastructure, enterprise security operations, and risk mitigation strategies. She has led initiatives to build and scale global Security Operations Centers (SOCs), implement zero trust architecture, and design infrastructure hardening practices across multiple sectors, including high-tech and financial institutions. We have also established a 24/7 Security Operations Center (“SOC”), supported by five Senior Security Engineers with Level 3 engineering capabilities — the highest tier of SOC analyst, responsible for advanced threat hunting, incident response, and deep forensic investigation — and, along with our external CISO, we are in active search for a new full-time CISO.

Our management takes steps to stay informed about cybersecurity developments and threats through internal and external threat intelligence, third-party risk assessments, and continuous monitoring systems deployed across the enterprise.

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
Our properties total an aggregate of approximately 130,769 square feet of commercial space and approximately 581,219 square feet of commercial space for our distribution centers.
All of our properties are leased. The leases expire at various times through 2036, subject to renewal options. We consider our properties to be generally in good condition and believe that our existing facilities are adequate to support our existing operations.
We also use distribution centers that are operated by third-parties and located in West Chester Township, Ohio, Fairburn, Georgia, West Valley City, Utah, Bethlehem, Pennsylvania, Fort Worth, Texas, Moreno Valley, California, North Brunswick Township, New Jersey, Venlo, Netherlands, Milton, Canada and Shanghai, China.
Item 3. Legal proceedings.
We are from time to time subject to, and are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations. See Note 9, “Commitments and Contingencies,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding current legal proceedings.
Item 4. Mine safety disclosures.
Not applicable.

PART II
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities.
Market information for common stock.
Our common stock began trading on the NYSE under the symbol “ELF” on September 22, 2016. Prior to that date, there was no public trading market for our common stock. On May 14, 2026, the closing price for our common stock as reported by the NYSE was $55.47.
Holders of record
As of May 14, 2026, the approximate number of common stockholders of record was 32. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
There were no dividends declared or paid during the fiscal year ended March 31, 2026. Since our initial public offering on September 22, 2016, we have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Amended Credit Agreement limits our ability to pay dividends to our stockholders.
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
The following graph compares the total cumulative stockholder return on our common stock with the S&P 500 Stock Index and the S&P Consumer Discretionary Index for the 5-year period covering March 31, 2021, through March 31, 2026. The graph assumes an investment of $100 made at the closing of trading on March 31, 2021 in (i) our common stock, (ii) the stocks comprising the S&P 500 Index and (iii) the stocks comprising the S&P 500 Consumer Discretionary Index. All values assume reinvestment of the full amount of all dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

Total Cumulative Stockholder Return
$2,200
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
03/31/21
03/31/22
03/31/23
03/28/24
03/31/25
03/31/26
Period Ended
e.l.f. Beauty, Inc.
S&P 500 Index
S&P 500 Consumer Discretionary Index

$100 investment in stock or index	3/31/21	3/31/22	3/31/23	3/31/24	3/31/25	3/31/26
e.l.f. Beauty, Inc. (ELF)	$100.00	$262.50	$836.89	$1,992.17	$638.11	$615.96
S&P 500 Index (GSPC)	$100.00	$175.29	$158.99	$203.30	$217.13	$252.59
S&P 500 Consumer Discretionary Index (S5COND)	$100.00	$186.96	$150.29	$193.46	$206.73	$230.96

Recent sales of unregistered securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
Subject to certain exceptions, the covenants in the Amended Credit Agreement require us to be in compliance with certain leverage ratios to make repurchases under the 2024 Share Repurchase Program.
We did not repurchase any shares during the three months ended March 31, 2026, including pursuant to the 2024 Share Repurchase Program. A total of $400.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of March 31, 2026.
Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
Unless otherwise stated, the following discussion and analysis are for the fiscal year ended March 31, 2026, compared to the fiscal year ended March 31, 2025. Discussion and analysis for the fiscal year ended March 31, 2025 compared to the year ended March 31, 2024 may be found in the section titled “Management’s discussion and analysis of financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 29, 2025.

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
The Company's family of brands consists of e.l.f. Cosmetics, e.l.f. SKIN, rhode, Naturium, and Well People. The Company's brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Amazon, Sephora and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
For additional information regarding our business, see Part I, Item 1, “Business.”
Update on Tariffs
The majority of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. Throughout 2025 we were subject to a range of tariff rates on imports from China ranging from 25% to as high as 170%.
On July 31, 2025, the US administration issued a formal Executive Order modifying the reciprocal tariff regime under the IEEPA. However, in February 2026, the Supreme Court of the United States ruled that the IEEPA does not authorize the US administration to impose tariffs, and the tariffs paid by importers under the Executive Order are subject to refund. We are evaluating the impact of the Supreme Court ruling and the subsequent order issued by the CIT, and are monitoring related developments from the CBP regarding its plan to process refunds to importers of record, including the launch on April 20, 2026 of the CBP's Consolidated Administration and Processing of Entries (“CAPE”) system for submitting refund claims, as well as the administration’s decision on whether or not to appeal the CIT’s order. Effective February 24, 2026, the US administration has imposed a 10% global tariff under Section 122 of the Trade Act of 1974 that could remain in place for up to 150 days, and may, by legislative action, be extended. Multiple legal challenges to the Section 122 tariffs have been filed, and on May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful; however, the court's injunction applies only to the named plaintiffs, and the tariffs remain in effect for all other importers pending appeal. During the fiscal year 2026, the Company paid approximately $58.5 million of IEEPA Tariffs. These tariffs, as well as a government’s adoption of “buy national” and similar policies or retaliation by another government against such tariffs or policies, could introduce significant uncertainty into the market and may affect the prices of and supply of the products available to us. Tariffs also can impact our or our suppliers’ ability to source products efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our customers or secure adequate alternative sources of products or materials for our products, which would have a material adverse effect on our business, financial condition and results of operations.
See the risk factor titled “Changes in the US and international trade policies, including tariffs, trade restrictions and retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our business, financial condition and results of operations” included as part of Item 1A. Risk factors of this Annual Report on Form 10-K for additional information regarding risk related to tariffs.
Our Acquisition of Naturium

On October 4, 2023, we consummated our acquisition of Naturium LLC, a Delaware limited liability company (“Naturium”), and TCB-N Prelude Blocker Corp., a Delaware corporation (“Blocker”), pursuant to a Securities Purchase Agreement, dated August 28, 2023 (the "Purchase Agreement"), by and among the Company, e.l.f. Cosmetics, Inc., Naturium, Blocker and various sellers. Pursuant to the Purchase Agreement, we acquired all rights, title and interest in and to the outstanding equity securities of Naturium and Blocker for a purchase price of $333.0 million paid in cash and shares of our common stock. See Note 3, “Acquisitions,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Our Acquisition of rhode

On August 5, 2025, we consummated the acquisition (the “rhode Acquisition”) of HRBeauty LLC (“rhode”), the fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber for a purchase price of $897.5 million in a combination of cash, shares of our common stock, and potential earnout. See Note 3, “Acquisitions,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Fifth Amendment to Amended Credit Agreement
On August 5, 2025, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things, established a term loan facility in an aggregate original principal amount of $600.0 million (the “Term Facility”), made customary changes in connection with adding a term loan facility, increased the maximum permitted consolidated total net leverage ratio financial covenant, increased the interest rate margin for loans under our existing Revolving Credit Facility and increased the unused line fee under our existing Revolving Credit Facility. The proceeds of the Term Facility were made available to e.l.f. Cosmetics and certain of our other subsidiaries to pay a portion of the consideration for the rhode Acquisition. The maturity date of the Term Facility is March 3, 2030.
Components of our results of operations and trends affecting our business
Net sales
We develop, market and sell beauty products under the e.l.f. Cosmetics, e.l.f. SKIN, rhode, Naturium and Well People brands. Our net sales are derived from sales of these beauty products, net of provisions for sales discounts and allowances, product returns, markdowns and price adjustments.
Year over year changes in net sales is driven by a number of factors, including beauty category performance, levels of consumer spending, innovation and our ability to drive awareness of and demand for our products. We seek to continue to grow with our retailers through improved sales per linear foot in our existing space, expanded space allocation, as well as adding new retail customers globally.
Our business faces challenges and uncertainties, including our ability to introduce new products that will appeal to a broad consumer base, our ability to service demand, the ability of our major retail customers to drive traffic and keep products in stock, our ability to continue to grow our customer base and competitive threats from other beauty companies.
Our largest customers, Target, Walmart, Amazon and Sephora, accounted for 18%, 13%, 11% and 10%, respectively, of our net sales in the fiscal year ended March 31, 2026. No other individual customer accounted for 10% or more of our net sales in the fiscal year ended March 31, 2026. National and international retailers comprised 76% of our net sales. The remaining 24% came from e-commerce channels in the fiscal year ended March 31, 2026.
The primary market for our products is in the United States, which accounted for 79% of our net sales in the fiscal year ended March 31, 2026. The remaining 21% was attributable to international markets, primarily the UK, Canada and Germany.

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
Change in fair value of contingent consideration
In connection with the rhode Acquisition, we recorded a liability at fair value for the contingent consideration potentially payable to the sellers of rhode subject to achievement of certain earnout thresholds, with a maximum payment of $200.0 million. We expect to pay (if due and owing) annually within four months after each measurement period ending September 30, 2026, 2027, and 2028. The fair value of the liability is calculated using Monte Carlo simulation based on corresponding projected revenue. We evaluate the fair value of the contingent consideration each reporting period and adjust the carrying value as new information becomes available. See Note 3, “Acquisitions,” and Note 7, “Fair value of financial instruments,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other income, net
We are exposed to periodic currency fluctuations given our purchasing and selling activities in various countries. Other income (expense), net is primarily related to foreign exchange rate movements.
Interest expense, net
Interest expense primarily consists of cash interest and fees on our outstanding indebtedness. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 8, “Debt,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented.

	Fiscal year ended March 31,
(in thousands)	2026	2025	2024
Net sales	$1,636,472	$1,313,517	$1,023,932
Cost of sales	479,125	377,831	299,836
Gross profit	1,157,347	935,686	724,096
Selling, general and administrative expenses	1,026,066	777,659	574,418
Change in fair value of contingent consideration	57,649	—	—
Operating income	73,632	158,027	149,678
Other income, net	2,785	1,294	1,210
Impairment of equity investment	—	—	(2,875)
Interest expense, net	(35,284)	(13,813)	(7,023)
Loss on extinguishment of debt	(674)	(13)	—
Income before provision for income taxes	40,459	145,495	140,990
Income tax provision	(14,141)	(33,406)	(13,327)
Net income	$26,318	$112,089	$127,663

	Fiscal year ended March 31,
(percentage of net sales)	2026	2025	2024
Net sales	100%	100%	100%
Cost of sales	29%	29%	29%
Gross profit	71%	71%	71%
Selling, general and administrative expenses	63%	59%	56%
Change in fair value of contingent consideration	4%	—%	—%
Operating income	4%	12%	15%
Other income, net	—%	—%	—%
Impairment of equity investment	—%	—%	—%
Interest expense, net	(2)%	(1)%	(1)%
Loss on extinguishment of debt	—%	—%	—%
Income before provision for income taxes	2%	11%	14%
Income tax provision	(1)%	(3)%	(1)%
Net income	2%	9%	12%
Comparison of the fiscal year ended March 31, 2026 to the fiscal year ended March 31, 2025
Net sales
Net sales increased $323.0 million, or 25%, to $1,636.5 million in the fiscal year ended March 31, 2026, from $1,313.5 million in the fiscal year ended March 31, 2025. The rhode Acquisition contributed $293.5 million to our growth in the fiscal year ended March 31, 2026, with the remaining $29.5 million contributed from our existing business. The $323.0 million increase was driven by both our retailer and e-commerce channels. Net sales increased $178.3 million, or 16%, in our retailer channels and $144.7 million, or 63%, in our e-commerce channels. From a price and volume perspective, a higher average item price and mix drove $333.5 million increase in net sales as compared to the fiscal year ended March 31, 2025. This was partially offset by lower volume impacting sales by $10.5 million.

Gross profit
Gross profit increased $221.7 million, or 24%, to $1,157.3 million in the fiscal year ended March 31, 2026, compared to $935.7 million in the fiscal year ended March 31, 2025. Higher average item price and mix drove an increase of $229.2 million, offset by lower volume impacting gross profit by $7.5 million. Gross margin was 70.7% in the fiscal year ended March 31, 2026, a decrease of approximately 50 basis points as compared to 71.2% gross margin in the fiscal year ended March 31, 2025. The decrease in gross margin rate was primarily driven by tariffs, partially offset by pricing.
Selling, general and administrative expenses
SG&A expenses were $1,026.1 million in the fiscal year ended March 31, 2026, an increase of $248.4 million, or 32%, from $777.7 million in the fiscal year ended March 31, 2025. SG&A expenses as a percentage of net sales was 63% for the fiscal year ended March 31, 2026 and 59% for the fiscal year ended March 31, 2025. The increase on a dollar basis was primarily related to increased marketing, merchandising and distribution costs of $129.1 million, compensation and benefits expense of $55.1 million, increased depreciation and amortization of $35.0 million, increased professional fees of $20.6 million, and increased regulatory fees of $8.6 million.
Change in fair value of contingent consideration
In connection with the rhode Acquisition, the Company recorded a fair value adjustment of $57.6 million for the fiscal year ended March 31, 2026, driven by the outperformance of rhode's revenue results relative to the earnout thresholds set forth in the merger agreement entered into in connection with the rhode Acquisition.
Other income, net
Other income, net was $2.8 million in the fiscal year ended March 31, 2026, as compared to other income, net of $1.3 million in the fiscal year ended March 31, 2025. The year-over-year variance is primarily due to an increase in income from insurance recovery, and a decrease in foreign currency exchange loss for the period primarily attributable to foreign currency rate fluctuations between the US dollar and both the euro and British pound.
Interest expense, net
Interest expense increased $21.5 million, to $35.3 million in the fiscal year ended March 31, 2026, as compared to $13.8 million in the fiscal year ended March 31, 2025. The year-over-year variance was primarily due to the Fifth Amendment which established the Term Facility and increased debt. See Note 8, “Debt,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our debt.
Income tax provision
The income tax provision was $14.1 million, or an effective rate of 35%, for the twelve months ended March 31, 2026, as compared to a provision of $33.4 million, or an effective rate of 23%, for the twelve months ended March 31, 2025. The change in the income tax provision was primarily driven by a decrease in income before the provision for income taxes of $105.0 million.
Financial condition, liquidity and capital resources
Overview
As of March 31, 2026, we had $289.7 million of cash and cash equivalents. In addition, as of March 31, 2026, we had borrowing capacity of $243.3 million under the Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers, and the general seasonality of our business. As of March 31, 2026, we had working capital, excluding cash, of $163.5 million, compared to $214.8 million as of

March 31, 2025. Working capital, excluding cash and debt, was $193.5 million and $214.8 million as of March 31, 2026 and March 31, 2025, respectively.
We believe that our operating cash flow, cash on hand and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of March 31, 2026 was $243.3 million. If necessary, we can borrow funds under the Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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
Cash flows

	Fiscal year ended March 31,
(in thousands)	2026	2025	2024
Net cash provided by (used in):
Operating activities	$212,511	$133,840	$71,154
Investing activities	(605,248)	(19,097)	(284,660)
Financing activities	533,919	(74,449)	200,945
Cash provided by operating activities
For the fiscal year ended March 31, 2026, net cash provided by operating activities was $212.5 million. This included net income, before deducting depreciation, amortization and other non-cash items of $262.0 million, partially offset by acquisition-related seller expenses of $47.1 million in connection with the rhode Acquisition, and an increase in working capital of $2.3 million. The increase in net working capital was primarily driven by a $67.4 million increase in prepaid and other assets and $17.5 million increase in accounts receivable, partially offset by a $75.3 million increase of accounts payable and accrued expenses and a $7.3 million decrease in inventory.
For the fiscal year ended March 31, 2025, net cash provided by operating activities was $133.8 million. This included net income, before deducting depreciation, amortization and other non-cash items of $238.9 million, partially offset by an increase in net working capital of $105.0 million. The increase in net working capital was primarily driven by a $2.7 million increase in accounts receivable, a $75.9 million increase in prepaid and other assets, a $7.9 million decrease in other liabilities, and a $23.4 million decrease of accounts payable and accrued expenses, partially offset by a $4.9 million decrease in inventory.
For the fiscal year ended March 31, 2024, net cash provided by operating activities was $71.2 million. This included net income, before deducting depreciation, amortization and other non-cash items of $205.5 million, partially offset by an increase in net working capital of $123.8 million and payment of acquisition-related seller expenses of $10.5 million in connection with the Naturium Acquisition. The increase in net working capital was primarily driven by a $93.9 million increase in inventory. The increase was reflective of building inventory to support net sales growth, as well as $10.0 million related to Naturium inventory, and $7.8 million related to a change in certain vendor arrangements where we now take ownership of inventory at shipment from China versus when it enters our US distribution center. Additional changes in working capital include a $49.6 million increase in accounts receivable, a $55.2 million increase in prepaid and other assets, and a $6.3 million decrease in other liabilities, partially offset by an $81.2 million increase of accounts payable and accrued expenses.

Cash used in investing activities
For the fiscal year ended March 31, 2026, net cash used in investing activities was $605.2 million primarily related to the rhode Acquisition and capital expenditures related to leasehold improvements and equipment.
For the fiscal year ended March 31, 2025, net cash used in investing activities was $19.1 million. This includes capital expenditures related to fixturing, equipment and software of $18.5 million, and contributions to other investment of $0.6 million.
For the fiscal year ended March 31, 2024, net cash used in investing activities was $284.7 million. This includes $275.0 million paid for the Naturium Acquisition, net of cash acquired, capital expenditures related to fixturing, equipment and software of $8.7 million, and contributions to other investment of $1.0 million.
Cash provided by (used in) financing activities
For the fiscal year ended March 31, 2026, net cash provided by financing activities was $533.9 million and was primarily driven by proceeds from long term debt of $600.0 million, proceeds from the revolving line of credit of $50.0 million and cash received from the exercise of stock options of $5.8 million. This was offset by the repayment of previous Revolving Credit line of $50.0 million, repurchases of our common stock of $50.0 million, repayments on the Amended Term Loan Facility of $15.0 million and payment of debt issuance costs of $6.9 million associated with the new Revolving Credit Facility.
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
Second Amendment to Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we borrowed incremental term loans in an aggregate original principal amount of $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). We used the Incremental Term Loan, together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate the acquisition of Naturium (as defined in Note 3, “Acquisitions,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and to pay related fees and expenses in connection with the acquisition of Naturium and Second Amendment.

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
Fifth Amendment to Amended Credit Agreement
On August 5, 2025, we entered into the Fifth Amendment. The Fifth Amendment, among other things, established the Term Facility, made customary changes in connection with adding a term loan facility, increased the maximum permitted consolidated total net leverage ratio financial covenant, increased the interest rate margin for loans under our existing Revolving Credit Facility and increased the unused line fee under our existing Revolving Credit Facility. The proceeds of the Term Facility were made available to e.l.f. Cosmetics and certain of our other subsidiaries to pay a portion of the consideration for the rhode Acquisition. The maturity date of the Term Facility is March 3, 2030.
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
The interest rate as of March 31, 2026 for the Amended Credit Agreement was approximately 5.4%.
The interest rate as of March 31, 2026 for the Revolving Credit Facility was approximately 5.4%. The unused balance of the Revolving Credit Facility as of March 31, 2026 was $243.3 million.

Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements.

Critical accounting policies and estimates

Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with US generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in Note 2, “Summary of significant accounting policies,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.
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
Contingent Consideration
In connection with the rhode Acquisition, we recorded a liability at fair value for the contingent consideration potentially payable to the sellers of rhode subject to achievement of certain earnout thresholds, with a maximum payment of $200.0 million. We expect to pay (if due and owing) annually within four months after each measurement period ending September 30, 2026, 2027, and 2028. The fair value of the liability is estimated using discounted future cash flows based on a Monte Carlo simulation methodology using significant level 3 inputs such as forecasts of revenue. We evaluate the fair value of the contingent consideration each reporting period and adjust the carrying value as new information becomes available. See Note 3, “Acquisitions,” and Note 7, “Fair value of financial instruments,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment, retail product displays, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no material impairment charges recorded on long-lived assets during the fiscal years ended March 31, 2026, March 31, 2025 or March 31, 2024.
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
We have selected October 1 as the date on which to perform our annual impairment tests. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill or indefinite-lived intangible assets has been impaired. No impairment of goodwill or our indefinite-lived intangible asset was recorded during the fiscal years ended March 31, 2026, March 31, 2025 or March 31, 2024.
Stock-based compensation
We have several stock award plans, which are described in detail in Note 12, “Stock-based compensation,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We account for stock-based compensation under Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation.” We recognize expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.
We have no current plans to pay a regular dividend.
New accounting pronouncements
See Note 2, “Summary of significant accounting policies,” in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding new accounting pronouncements.
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
Interest rate risk
We had cash and cash equivalents of $289.7 million and $148.7 million as of March 31, 2026 and March 31, 2025, respectively. Our cash and cash equivalents consist of cash and money market funds, which are highly liquid and, as such, are not sensitive to interest rate risk.
We are exposed to changes in interest rates because the indebtedness incurred under the Amended Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our Amended Credit Facility; however, they do affect the amount of our interest payments. A hypothetical 1% increase or decrease of interest rates would result in a decrease or increase, respectively, in interest expense on an annualized basis of approximately $8.4 million as of March 31, 2026.

Foreign exchange risk
We are exposed to foreign exchange risk as we sell products into the UK, Europe, Canada and other smaller international markets. We also have exposure to the Chinese Renminbi as we primarily source our products from China. We do not have an active hedging program.
Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our reported cost of sales and net income. Based on a hypothetical 10% adverse movement in RMB as compared to the US dollar, our cost of sales and net income would be adversely affected by approximately $51.0 million for the fiscal year ended March 31, 2026.

Item 8. Financial statements and supplementary data.
The following consolidated financial statements are incorporated by reference herein:
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.
None.
Item 9A. Controls and procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
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
On August 5, 2025, we completed the rhode Acquisition and are currently integrating rhode into our operations, compliance programs and internal control processes. SEC rules and regulations allow companies to exclude acquisitions from the assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have elected to exclude the acquired operations of rhode from our assessment of our internal control over financial reporting as of March 31, 2026. Total assets (excluding acquired goodwill and other intangible assets which were included in management’s evaluation) and revenues of the acquired entity that were excluded from our assessment of internal control over financial reporting constitute in aggregate of approximately 9% and 18% of the consolidated total assets and net sales, respectively, as of and for the fiscal year ended March 31, 2026. The assessment of internal control over financial reporting of the acquired business will be included in our fiscal year 2027 evaluation.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of March 31, 2026, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of e.l.f. Beauty, Inc. and subsidiaries (the "Company") as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended March 31, 2026, of the Company and our report dated May 20, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at HRBeauty LLC (“rhode”), which was acquired on August 5, 2025, and whose financial statements constitute in aggregate of approximately 9% and 18% of the consolidated total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended March 31, 2026. Accordingly, our audit did not include the internal control over financial reporting at rhode.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
San Francisco, California
May 20, 2026
Item 9B. Other information.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of each Rule 10b5-1 trading plan that was adopted, modified or terminated by an officer or a director of the Company during the three months ended March 31, 2026.

			Trading Arrangement		Total Shares to be Sold	Expiration Date
Officer/Director	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**
Josh Franks	Adopt	3/3/2026	X		Up to 41,416(1)	4/13/2027
SVP and Chief Operations Officer

Kory Marchisotto	Adopt	3/3/2026	X		Up to 48,082	6/11/2027
SVP and President, e.l.f. Brands

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) The total shares to be sold cannot be determined at the date of this Annual Report on Form 10-K as the planned sale amount for such officer includes a designated percentage of the net number of shares after a portion of such shares have been sold to cover withholding taxes from RSU vesting. The amount listed for such officer reflects the maximum number of shares available to be sold without reducing estimated shares to be sold to cover applicable withholding taxes.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.
Not applicable.

PART III
Item 10. Directors, executive officers and corporate governance.
The information required by this Part III, Item 10 is incorporated by reference to the Definitive Proxy Statement (the "Proxy Statement") for our 2026 annual meeting of stockholders ("2026 Annual Meeting of Stockholders"), which will be filed with the SEC no later than 120 days after March 31, 2026.
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
Item 11. Executive compensation.
The information required by this Part III, Item 11 is incorporated by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2026.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The information required by this Part III, Item 12 is incorporated by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2026.
Item 13. Certain relationships and related transactions, and director independence.
The information required by this Part III, Item 13 is incorporated by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2026.
Item 14. Principal accountant fees and services.
The information required by this Part III, Item 14 is incorporated by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2026.

PART IV
Item 15. Exhibits, financial statement schedules.
(a) The following documents are filed as part of this Annual Report:
1.Consolidated financial statements:
Reference is made to the Index to Consolidated Financial Statements on page 71 hereof, which is incorporated by reference herein.
2.Financial statement schedules:
All schedules are omitted because the required information is either not present, not present in material amounts or presented within our consolidated financial statements and notes thereto beginning on page 75 hereof and are incorporated herein by reference.
3.Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

2.1	Securities Purchase Agreement by and among Naturium LLC, TCB-N Prelude Blocker Corp., The Center Brands LLC, Elaine J. Balady, TCB Prelude Holdings, LLC, e.l.f. Cosmetics, Inc., e.l.f. Beauty, Inc. and The Center Brands LLC (as Representative), dated August 28, 2023.		S-3ASR	2.1	333-274869	10/5/2023

2.2	Agreement and Plan of Merger by and among e.l.f. Beauty, Inc., e.l.f. Cosmetics, Inc., Glaze Merger Sub, LLC, HRBeauty LLC, the Sellers, and David Levin (as Sellers’ Representative), dated May 28, 2025		8-K	2.1	001-37873	8/6/2025

3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016

3.2	Amendment to e.l.f. Beauty, Inc. Amended and Restated Certificate of Incorporation		8-K	3.1	001-37873	8/27/2024

3.3	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.		S-1/A	4.4	333-213333	9/12/2016

4.3	Description of Capital Stock		10-K	4.4	001-37873	5/27/2021

10.1 (a)	Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.1	333-213333	8/26/2016

10.1 (b)	Addendum to Standard Multi-Tenant Office Lease, dated as of March 31, 2014, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.2	333-213333	8/26/2016

10.1 (c)	Standard Multi-Tenant Office Lease, dated as of October 5, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.3	333-213333	8/26/2016

10.1 (d)	Addendum to Standard Multi-Tenant Office Lease, dated as of October 22, 2015, by and between 1007 Clay Street Properties LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.4	333-213333	8/26/2016

10.1 (e)	Amended and Restated Lease Agreement, dated June 19, 2019, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)		10-Q	10.1	001-37873	8/8/2019

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

10.1 (f)	Extension of Lease to Amended and Restated Lease Agreement, dated June 25, 2024, by and between e.l.f. Cosmetics, Inc. and Redwood Property Investors III, LLC (as successor to 1007 Clay Street Properties)		10-Q	10.1	001-37873	8/9/2024

10.2 (a)	Standard Industrial/Commercial Multi-Tenant Lease, dated as of December 9, 2015, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc. (formerly known as J.A. Cosmetics US, Inc.).		S-1	10.5	333-213333	8/26/2016

10.2 (b)	First Amendment to Lease, dated August 24, 2020, by and between Jurupa Gateway LLC and e.l.f. Cosmetics, Inc.		10-Q	10.1	001-37873	2/4/2021

10.3 (a)	Office Lease, dated as of May 29, 2024, by and between 601 City Center LLC and e.l.f. Cosmetics, Inc.		10-Q	10.2	001-37873	8/9/2024

10.4 (a)	Senior Secured Credit Agreement, dated as of December 23, 2016, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, and Bank of Montreal, as the administrative agent, swingline lender and l/c issuer.		8-K	10.1	001-37873	12/28/2016

10.4 (b)	First Amendment to Credit Agreement, dated as of August 25, 2017, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., J.A. 139 Fulton Street Corp., J.A. 741 Retail Corp., J.A. Cosmetics Retail, Inc., J.A. RF, LLC and J.A. Cherry Hill, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/28/2017

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
			10-K	10.8(b)	001-37873	5/28/2020

10.4 (d)	Third Amendment to Credit Agreement, dated as of April 8, 2020, by and among e.l.f. Beauty, Inc., as parent guarantor, e.l.f. Cosmetics, Inc., W3ll People, Inc., J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, and the lenders from time to time party thereto.		8-K	10.1	001-37873	4/9/2020

10.5 (a)	Amended and Restated Credit Agreement, dated April 30, 2021, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	5/4/2021

10.5 (b)	FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT		10-K	10.4(b)	001-37873	5/25/2023

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
10.5 (c)	Second Amendment to Amended and Restated Credit Agreement, dated August 28, 2023, by and among the Company as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		10-Q	10.1	001-37873	11/2/2023

10.5 (d)	Third Amendment to Amended and Restated Credit Agreement, dated August 26, 2024, by and among the Company, as parent guarantor, e.l.f. Cosmetics, Inc., W3LL People, Inc. and J.A. RF, LLC, each as a borrower, Bank of Montreal, as the administrative agent, swingline lender and l/c issuer, U.S. Bank, as syndication agent and a joint lead arranger, BMO Capital Markets Corp., as a joint lead arranger and bookrunner, and the lenders from time to time party thereto.		8-K	10.1	001-37873	8/27/2024

10.5 (e)	Fourth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement, dated March 3, 2025, by and among the e.l.f. Beauty, Inc., e.l.f. Cosmetics, Inc., W3LL People, Inc. J.A. RF, LLC, Naturium Holdings, Inc., Naturium, LLC, Bank of Montreal and the lenders from time to time party thereto.		8-K	10.1	001-37873	3/3/2025

10.5(f)	Fifth Amendment to Amended and Restated Credit Agreement, dated August 5, 2025, by and among the e.l.f. Beauty, Inc., e.l.f. Cosmetics, Inc., W3LL People, Inc. J.A. RF, LLC, Naturium Holdings, Inc., Naturium, LLC, Bank of Montreal and the lenders from time to time party thereto		8-K	10.1	001-37873	8/6/2025

10.6 (a)#	2014 Equity Incentive Plan of e.l.f. Beauty, Inc.	S-1	10.12	333-213333	8/26/2016

10.6 (b)#	Amendment to 2014 Equity Incentive Plan of e.l.f. Beauty, Inc., dated as of March 15, 2017.	10-K	10.7(b)	001-37873	3/15/2017

10.6 (c)#	Forms of stock option award agreements used under the 2014 Equity Incentive Plan of e.l.f. Beauty, Inc.	S-1	10.13	333-213333	8/26/2016

10.7 (a)#	2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.	S-1/A	10.16	333-213333	9/12/2016

10.7 (b)#	Amendment to the e.l.f. Beauty, Inc. 2016 Equity Incentive Award Plan	8-K	10.2	001-37873	7/2/2020

10.7 (c)#	Form of Stock Option Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.	S-1/A	10.17	333-213333	9/12/2016

10.7 (d)#	Form of Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc.	S-1/A	10.27	333-213333	9/12/2016

10.7 (e)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).	10-K	10.12(d)	001-37873	3/15/2017

10.7 (f)#	Form of Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).	10-K	10.12(e)	001-37873	3/15/2017

10.7 (g)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Executives).		10-K	10.1	001-37873	5/27/2021

10.7 (h)#	Form of Performance Stock Award Grant Notice under the 2016 Equity Incentive Award Plan of e.l.f. Beauty, Inc. (Chief Executive Officer).		10-K	10.2	001-37873	5/27/2021

10.8#	2016 Employee Stock Purchase Plan of e.l.f. Beauty, Inc.		S-1/A	10.18	333-213333	9/12/2016

10.9#	e.l.f. Beauty, Inc. Equity Award Retirement Policy.	X

10.10#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Tarang Amin, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.16	001-37873	2/28/2019

10.11#	Amended and Restated Employment Agreement, dated as of February 26, 2019, between Scott Milsten, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.17	001-37873	2/28/2019

10.12#	Employment Agreement, dated as of February 1, 2019, between Kory Marchisotto, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	5/9/2019

10.13#	Employment Agreement, dated as of March 15, 2019, between Mandy Fields, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		8-K	10.1	001-37873	3/21/2019

10.14#	Employment Agreement, dated as of November 25, 2019, between Josh Franks, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	2/6/2020

10.15#	Employment Agreement, dated as of April 20, 2022 between Jennie Laar, e.l.f. Cosmetics, Inc. and e.l.f. Beauty, Inc.		10-K	10.13	001-37873	5/25/2023

10.16#	Form of Indemnification Agreement for directors and officers of e.l.f. Beauty, Inc.		S-1	10.25	333-213333	8/26/2016

10.17#	Amended and Restated Non-Employee Director Compensation Program of e.l.f. Beauty, Inc.		10-Q	10.1	001-37873	11/7/2019

10.18#	Cooperation Agreement, dated as of July 1, 2020, by and between e.l.f. Beauty, Inc., Marathon Partners Equity Management, LLC, Marathon Partners L.P., Marathon Focus Fund L.P., Marathon Partners LUX Fund, L.P., Cibelli Research & Management, LLC and Mario Cibelli.		8-K	10.1	001-37873	7/2/2020

19.1	e.l.f. Beauty, Inc. Second Amended and Restated Insider Trading Compliance Program		10-K	19.1	001-37873	5/29/2025

21.1	List of Significant Subsidiaries of e.l.f. Beauty, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.	X

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X

97.1	Amended and Restated Compensation Recovery Policy		10-K	97.1	001-37873	5/23/2024

97.2	Policy for Recovery of Erroneously Awarded Compensation		10-K	97.2	001-37873	5/23/2024

101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

e.l.f. Beauty, Inc.

May 20, 2026	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

May 20, 2026	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)

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

Name	Title	Date

/s/ Tarang P. Amin	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2026
Tarang P. Amin

/s/ Mandy Fields	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2026
Mandy Fields

/s/ Charles Bergh	Director	May 20, 2026
Charles Bergh

/s/ Tiffany Daniele	Director	May 20, 2026
Tiffany Daniele

/s/ Matthew Farrell	Director	May 20, 2026
Matthew Farrell

/s/ Maria Ferreras	Director	May 20, 2026
Maria Ferreras

/s/ Lori Keith	Director	May 20, 2026
Lori Keith

/s/ Lauren Cooks Levitan	Director	May 20, 2026
Lauren Cooks Levitan

/s/ Kenny Mitchell	Director	May 20, 2026
Kenny Mitchell

/s/ Gayle Tait	Director	May 20, 2026
Gayle Tait

/s/ Maureen Watson	Director	May 20, 2026
Maureen Watson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of e.l.f. Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of e.l.f. Beauty, Inc. and subsidiaries (the "Company") as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Acquisition – Forecast of future expected revenue and selection of royalty rate and discount rates for certain intangible assets acquired and contingent consideration — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of HRBeauty LLC (“rhode”) on August 5, 2025. The Company accounted for the transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price, which included contingent consideration, was allocated to the assets acquired and liabilities assumed based on their respective fair values. Management estimated the fair value of the intangible assets and contingent consideration using valuation techniques which include the use of a discounted cash flow model, the relief from royalty method and Monte Carlo simulation. The fair value determination of certain of the intangible assets and the initial and subsequent accounting for the contingent consideration required management to make significant estimates and assumptions related to future expected revenue, and the selection of royalty and discount rates.

We identified the fair value of certain acquired intangible assets and the initial and subsequent accounting for the contingent consideration from the rhode acquisition as a critical audit matter because of the significant estimates and assumptions management makes to determine fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The significant assumptions and estimates used to estimate the fair value of the intangible assets and contingent consideration relate primarily to the future expected revenue, and the selection of royalty and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of certain acquired intangible assets and the initial and subsequent accounting for the contingent consideration, specifically as they relate to certain assumptions and estimates including future expected revenue and the royalty rate and discount rates utilized included the following, among others:

•We tested the design and implementation and tested the operating effectiveness of internal controls over the valuation and accounting for the acquired intangible assets and contingent consideration, including management’s controls related to the forecasted revenue growth rate, and controls over the determination of royalty rate and discount rates utilized.

•We assessed the reasonableness of management’s forecast of future revenues by comparing the projected growth rates to historical company data, and industry projections.

•We evaluated whether the estimated future revenues were consistent with evidence obtained in other areas of the audit.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies, (2) discount rates applied to future cash flows, and (3) royalty rate by:

◦Assessing the reasonableness of valuation methodology utilized for the different valuation models.

◦Testing the source information underlying the determination of the discount rates and royalty rate and testing the mathematical accuracy of the calculations.

◦Developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.

/s/ Deloitte & Touche LLP
San Francisco, California
May 20, 2026
We have served as the Company’s auditor since 2014.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated balance sheets
(in thousands, except share and per share data)

	March 31, 2026	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$289,685	$148,692
Accounts receivable, net	174,644	126,010
Inventory, net	220,246	187,170
Prepaid expenses and other current assets	104,792	78,688
Total current assets	789,367	540,560
Property and equipment, net	41,496	28,787
Intangible assets, net	553,110	207,698
Goodwill	853,475	340,582
Other assets	156,710	130,548
Total assets	$2,394,158	$1,248,175

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$30,000	$—
Current portion of contingent consideration	26,227	—
Accounts payable	97,467	72,180
Accrued expenses and other current liabilities	182,470	104,876
Total current liabilities	336,164	177,056
Long-term debt	809,348	256,676
Long-term contingent consideration	38,522	—
Deferred tax liabilities	6,197	3,812
Long-term operating lease obligations	69,928	48,721
Other long-term liabilities	3,469	1,055
Total liabilities	1,263,628	487,320

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of March 31, 2026 and March 31, 2025; 59,089,708 and 55,730,037 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	590	556
Additional paid-in capital	1,284,987	942,025
Accumulated other comprehensive income	882	521
Accumulated deficit	(155,929)	(182,247)
Total stockholders’ equity	1,130,530	760,855
Total liabilities and stockholders’ equity	$2,394,158	$1,248,175
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of operations
(in thousands, except share and per share data)

	Fiscal year ended March 31,
	2026	2025	2024
Net sales	$1,636,472	$1,313,517	$1,023,932
Cost of sales	479,125	377,831	299,836
Gross profit	1,157,347	935,686	724,096
Selling, general and administrative expenses	1,026,066	777,659	574,418
Change in fair value of contingent consideration	57,649	—	—
Operating income	73,632	158,027	149,678
Other income, net	2,785	1,294	1,210
Impairment of equity investment	—	—	(2,875)
Interest expense, net	(35,284)	(13,813)	(7,023)
Loss on extinguishment of debt	(674)	(13)	—
Income before provision for income taxes	40,459	145,495	140,990
Income tax provision	(14,141)	(33,406)	(13,327)
Net income	$26,318	$112,089	$127,663
Net income per share:
Basic	$0.45	$1.99	$2.33
Diluted	$0.44	$1.92	$2.21
Weighted average shares outstanding:
Basic	58,263,255	56,210,459	54,747,930
Diluted	59,351,449	58,345,174	57,788,454
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of comprehensive income
(in thousands)

	Fiscal year ended March 31,
	2026	2025	2024
Net income	$26,318	$112,089	$127,663
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	361	571	(50)
Other comprehensive income (loss), net of tax	361	571	(50)
Comprehensive income	$26,679	$112,660	$127,613
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of stockholders’ equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of March 31, 2023	53,571,577	$535	$832,481	$—	$(421,999)	$411,017
Net income	—	—	—	—	127,663	127,663
Stock-based compensation	—	—	40,609	—	—	40,609
Exercise of stock options and vesting of restricted stock	1,359,300	14	5,547	—	—	5,561
Issuance of common stock as consideration for acquisition	577,659	6	57,766	—	—	57,772
Foreign currency translation adjustment	—	—	—	(50)	—	(50)
Balance as of March 31, 2024	55,508,536	555	936,403	(50)	(294,336)	642,572
Net income	—	—	—	—	112,089	112,089
Stock-based compensation	—	—	71,732	—	—	71,732
Exercise of stock options and vesting of restricted stock	1,031,600	9	944	—	—	953
Repurchase of common stock	(810,099)	(8)	(67,054)	—	—	(67,062)
Foreign currency translation adjustment	—	—	—	571	—	571
Balance as of March 31, 2025	55,730,037	556	942,025	521	(182,247)	760,855
Net income	—	—	—	—	26,318	26,318
Stock-based compensation	—	—	86,907	—	—	86,907
Exercise of stock options and vesting of restricted stock	1,403,349	14	5,783	—	—	5,797
Issuance of common stock as consideration for acquisition	2,582,371	26	300,252	—	—	300,278
Repurchase of common stock	(626,049)	(6)	(49,980)	—	—	(49,986)
Foreign currency translation adjustment	—	—	—	361	—	361
Balance as of March 31, 2026	59,089,708	$590	$1,284,987	$882	$(155,929)	$1,130,530
The accompanying notes are an integral part of these consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Consolidated statements of cash flows
(in thousands)

	Fiscal year ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$26,318	$112,089	$127,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,361	44,115	30,167
Non-cash lease expense	10,948	9,740	5,746
Stock-based compensation expense	86,919	71,786	40,625
Amortization of debt issuance costs and discount on debt	1,433	545	430
Deferred income taxes	(3,524)	446	(3,276)
Impairment of equity investment	—	—	2,875
Acquisition-related seller expenses	(47,100)	—	(10,549)
Loss on extinguishment of debt	674	13	—
Change in fair value of contingent consideration	57,649	—	—
Other, net	2,175	136	1,227
Changes in operating assets and liabilities:
Accounts receivable	(17,505)	(2,742)	(49,598)
Inventory	7,327	4,874	(93,930)
Prepaid expenses and other assets	(67,401)	(75,854)	(55,182)
Accounts payable and accrued expenses	75,291	(23,397)	81,215
Other liabilities	(54)	(7,911)	(6,259)
Net cash provided by operating activities	212,511	133,840	71,154

Cash flows from investing activities:
Acquisition, net of cash acquired	(581,682)	—	(274,973)
Purchase of property and equipment	(22,449)	(18,520)	(8,659)
Investment contributions	(1,117)	(577)	(1,028)
Net cash used in investing activities	(605,248)	(19,097)	(284,660)

Cash flows from financing activities:
Proceeds from revolving line of credit	50,000	—	89,500
Repayment of revolving line of credit	(50,000)	(89,500)	—
Proceeds from long-term debt	600,000	256,676	115,000
Repayment of long-term debt	(15,000)	(173,376)	(7,875)
Debt issuance costs paid	(6,891)	(2,083)	(665)
Repurchase of common stock	(49,987)	(67,062)	—
Cash received from issuance of common stock	5,797	953	5,561
Other, net	—	(57)	(576)
Net cash provided by (used in) financing activities	533,919	(74,449)	200,945

Effect of exchange rate changes on cash and cash equivalents	(189)	215	(34)

Net increase (decrease) in cash and cash equivalents	140,993	40,509	(12,595)
Cash and cash equivalents - beginning of period	148,692	108,183	120,778
Cash and cash equivalents - end of period	$289,685	$148,692	$108,183

	Fiscal year ended March 31,
	2026	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$37,404	$15,660	$11,265
Cash paid for income taxes, net of refunds	21,361	25,331	12,396
Cash paid for interest on finance leases	—	—	6
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock as consideration for acquisition	$300,278	$—	$57,772
Property and equipment purchases included in accounts payable and accrued expenses	423	2,628	1,632
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
The Company believes its ability to deliver cruelty free, clean, vegan and premium-quality products at accessible prices with broad appeal differentiates it in the beauty industry. Further, the Company believes the combination of its passionate team of owners, value proposition, powerhouse innovation, disruptive marketing engine and productivity model have positioned it well to navigate the competitive beauty market.
The Company’s family of brands consists of e.l.f. Cosmetics, e.l.f. SKIN, rhode, Naturium and Well People. The Company’s brands are available online and across leading beauty, mass-market and specialty retailers. The Company has a strong relationships with its retail customers such as Target, Walmart, Amazon, Sephora and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
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
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Recoveries of receivables previously written off are recorded when received. The Company recorded an allowance for doubtful accounts of $0.9 million and $1.3 million as of March 31, 2026 and March 31, 2025, respectively. The Company recorded a reserve for sales adjustments of $48.9 million and $45.0 million as of March 31, 2026 and March 31, 2025, respectively, which is also presented as a reduction to accounts receivable. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon an evaluation of each customer’s ability to perform its payment obligations.

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
During the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, the following customers individually accounted for greater than 10% of the Company’s net sales as disclosed below:

	Fiscal year ended March 31,
	2026	2025	2024
Target	18%	23%	25%
Walmart	13%	16%	17%
Amazon	11%	12%	*
Sephora	10%	*	*
Ulta Beauty	*	12%	16%
* Customer comprised less than 10% of net sales at the period ended.
Customers that individually accounted for greater than 10% of the Company’s accounts receivable at the end of the periods as of March 31, 2026 and March 31, 2025, respectively, are as presented:

	March 31, 2026	March 31, 2025
Target	30%	29%
Walmart	17%	20%
Amazon	14%	12%
Inventory
Inventory, consisting principally of finished goods, is stated at the lower of cost and net realizable value. Cost is principally determined by the first-in, first-out method. The Company also records a reserve for excess and obsolete inventory, which represents the excess of the cost of the inventory over its estimated market value. This reserve is based upon an assessment of historical trends, current market conditions and forecasted product demand. The Company recorded an adjustment for excess and obsolete inventory, which is presented as a reduction to inventory of $15.5 million and $14.4 million as of March 31, 2026 and March 31, 2025, respectively.
Property and equipment and other assets
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Repairs and maintenance expenditures are expensed as incurred.
Useful lives by major asset class are as follows:

Estimated useful lives
Machinery, equipment and software	2 - 5 years
Leasehold improvements	up to 10 years
Furniture and fixtures	3 - 5 years
Store fixtures	1 - 3 years

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
As of March 31, 2026 and March 31, 2025, included in other assets are retail product displays, net, of $75.6 million and $69.3 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $35.0 million, $22.3 million and $11.4 million for the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, respectively.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted future cash flows derived from their use and eventual disposition. For purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company’s long-lived assets are grouped on an entity-wide basis. This is due, in part, to the integrated nature of the Company’s various distribution channels and the extent of shared costs across those channels. If the sum of the undiscounted future cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the assets exceeds its fair value. There were no material impairment charges recorded on long-lived assets during the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, respectively.
As of March 31, 2026 and March 31, 2025, included in prepaid expenses and other current assets are internal-use software costs related to cloud applications, net, of $62.8 million and $50.9 million, respectively, that are generally amortized over a period of three years. Amortization expense for internal-use software costs related to cloud applications was $13.3 million, $6.6 million and $5.0 million for the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, respectively.
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
Indefinite-lived intangible assets are not amortized but rather are tested for impairment annually and impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. The Company evaluates its indefinite-lived intangible asset to determine whether current events and circumstances continue to support an indefinite useful life. Amortization of intangible assets with finite useful lives is computed on a straight-line basis over periods of 3 years to 15 years. The determination of the estimated period of benefit is dependent upon the use and underlying characteristics of the intangible asset. The Company evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value of an intangible asset is not recoverable, impairment loss is measured as the amount by which the carrying value exceeds its estimated fair value. There were no impairment charges recorded on goodwill or indefinite-lived intangible assets during the fiscal years ended March 31, 2026, March 31, 2025 or March 31, 2024.

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
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these items. The carrying amounts of bank debt approximate their fair values as the stated interest rates approximate market rates currently available to the Company for loans with similar terms. See Note 7, “Fair value of financial instruments,” in these Notes to the consolidated financial statements.
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
The Company’s CODM, who is the Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on consolidated net income as reported on the statements of operations. The CODM reviews measures of segment profits or loss by comparing budgeted verses actual and forecasted results, for purposes of assessing performance, allocating resources, and making decisions. See Note 17, “Segment information,” in these Notes to these consolidated financial statements for additional information about the Company’s reported segment revenue, significant segment expenses and segment net income.
The measure of segment assets is reported on the balance sheet as total consolidated assets.
During the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, net sales in the United States and International were as follows (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
United States	$1,292,373	$1,063,989	$868,076
International	344,099	249,528	155,856
Total net sales	$1,636,472	$1,313,517	$1,023,932
As of March 31, 2026 and March 31, 2025, the Company had property and equipment in the United States and International as follows (in thousands):

	March 31, 2026	March 31, 2025
United States	$36,014	$23,823
International	5,482	4,964
Total property and equipment, net	$41,496	$28,787
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
Contingent Consideration
In connection with the rhode Acquisition, the Company recorded a liability at fair value for the contingent consideration potentially payable to the sellers of rhode subject to achievement of certain earnout thresholds, with a maximum payment of $200.0 million. The Company expects to pay (if due and owing) annually within four months after each measurement period ending September 30, 2026, 2027, and 2028. The fair value of the liability is estimated using discounted future cash flows based on a Monte Carlo simulation methodology using significant level 3 inputs such as forecasts of revenue. The Company evaluates the fair value of the contingent consideration each reporting period and adjusts the carrying value as new information becomes available. See Note 3, “Acquisitions,” and Note 7, “Fair value of financial instruments,” in these Notes to these consolidated financial statements.

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
Disaggregated revenue
The Company distributes products both through national and international retailers, as well as direct-to-consumers through its e-commerce channel and other e-commerce retailers. The marketing and consumer engagement benefits that the direct-to-consumer channel provides are integral to the Company’s brand and product development strategy and drive sales across channels. As such, the Company views its two primary distribution channels as components of one integrated business, as opposed to discrete revenue streams.
The Company sells a variety of beauty products but does not consider them to be meaningfully different revenue streams given similarities in the nature of the products, the target consumer and the innovation and distribution processes. See “Segment reporting,” section above for the table providing disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers.

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
As of March 31, 2026, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet.
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
A reconciliation of the beginning and ending amounts of the reserve for sales adjustments for the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024 is as follows (in thousands):

Balance as of March 31, 2023	$23,520
Charges	122,228
Deductions	(107,088)
Balance as of March 31, 2024	38,660
Charges	145,473
Deductions	(139,122)
Balance as of March 31, 2025	$45,011
Charges	195,764
Deductions	(191,877)
Balance as of March 31, 2026	$48,898
In the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, the Company recorded $6.0 million, $3.9 million and $3.4 million, respectively, of reimbursed shipping expenses from customers within revenues. The shipping and handling costs associated with product distribution were $97.6 million, $74.1 million and $57.1 million, in the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Leases
The Company has entered into operating lease agreements for warehouses, distribution centers, office space and equipment. Lease assets and liabilities are recognized at the present value of the minimum rental payments (excluding executory costs) and expected payment under any residual value guarantee at the lease commencement date. The Company uses its incremental borrowing rate to determine the present value of lease payments.
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
Foreign currency
The functional currency of most of the Company’s foreign subsidiaries as of March 31, 2026 is the US dollar. During the fiscal year ended March 31, 2024, the Company reassessed its functional currency and determined that the functional currency for one of its foreign subsidiaries changed from the US dollar to GBP. The change in functional currency is accounted for prospectively from October 1, 2023. Prior to the change, the functional currency of all of the Company’s foreign subsidiaries was the US dollar. Transactions denominated in currencies other than the functional currency are recorded at exchange rates in effect on the date of the transaction. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Unrealized foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies as well as transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the consolidated statements of operations.
The financial statements of the non-US dollar functional currency subsidiary are translated into US dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
Stock-based compensation
The Company has several stock award plans, which are described in detail in Note 12, “Stock-based compensation,” in these Notes to these consolidated financial statements. The Company accounts for stock-based compensation under ASC 718. The Company recognizes expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.
Advertising costs
Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and amounted to approximately $361.3 million, $281.5 million and $209.2 million in the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, respectively.
Net income per share
Basic net income per share is computed using net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the dilutive effects of stock

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
options and restricted stock outstanding during the period, to the extent such securities would not be anti-dilutive and is determined using the treasury stock method.
Recent accounting pronouncements
New accounting pronouncement adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The Company adopted ASU 2023-09 effective for its annual period beginning April 1, 2025 and adopted the changes to the tax disclosures guidance on a prospective basis. The Company’s adoption of ASU 2023-09 only impacts its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition. See Note 10, “Income taxes,” in these Notes to these consolidated financial statements for additional information about the Company’s income taxes.
New accounting pronouncements issued but not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires additional disclosures, in the notes to financial statements, of specified information about certain costs and expenses included in the captions presented on the face of the income statement. The new guidance is effective for the Company’s annual reporting period beginning April 1, 2027, and interim reporting periods beginning April 1, 2028. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2024-03 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.
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
Note 3 —Acquisitions
rhode Acquisition
On August 5, 2025, the Company consummated the acquisition of rhode, the fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber known for its collection of high-performance, skin-focused products. The rhode Acquisition is built upon both brands' shared focus on disruption, community connection and product innovation, and furthers the Company’s penetration within skin care. The rhode Acquisition was completed pursuant to the Agreement and Plan of Merger, by and among the Company, e.l.f. Cosmetics, Inc., Glaze Merger Sub, LLC (“Merger Sub”), HRBeauty LLC, the sellers identified therein, and David Levin (as the sellers’ representative), dated May 28, 2025 (the “Merger Agreement”). Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, Merger Sub merged with and into rhode (the “Merger”), and upon consummation of the Merger, Merger Sub ceased to exist and rhode became a wholly owned subsidiary of e.l.f. Cosmetics, Inc. Upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement, all outstanding limited liability company interests of rhode were cancelled and converted into the right to receive the consideration. The rhode Acquisition was accounted for as a business combination using the acquisition method of accounting, which requires certain assets acquired and liabilities assumed to be recognized at the estimated fair values as of the date of the rhode Acquisition. The total purchase price of $897.5 million consisted of cash, shares of our common stock, and a potential earnout. The following table summarizes the preliminary allocation of purchase price to the assets acquired and liabilities assumed (in thousands):

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements

Cash consideration		$590,149
Equity consideration (common stock issued)(1)		300,278
Valuation of potential earnout		7,100
Total consideration		897,527
Net assets acquired, excluding liability assumed for acquisition-related seller expenses	$431,734
Liability assumed for acquisition-related seller expenses(2)	(47,100)
Less: Net assets acquired		(384,634)
Goodwill		$512,893
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

The Company incurred and expensed acquisition transaction costs of $0.5 million and $7.7 million during the three and twelve months ended March 31, 2026, respectively. These costs are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
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

The following table presents the preliminary purchase price allocation recorded in the Company's condensed consolidated balance sheet on the rhode Acquisition date (in thousands):

Cash	$8,467
Accounts receivable	30,036
Inventory	39,568
Prepaid expenses and other current assets	2,392
Property and equipment	2,098
Intangible assets	380,900
Goodwill(1)	512,893
Total assets acquired	976,354
Accounts payable	(17,898)
Accrued expenses and other current liabilities	(60,861)
Other obligations	(68)
Total liabilities assumed	(78,827)
Total purchase price	$897,527
(1) The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill recognized in the transaction is primarily attributable to the Company’s expectation that rhode can continue to expand distribution and deliver new skin care products. A substantial amount of the goodwill is expected to be deductible for tax purposes.
The Company made certain measurement period adjustments resulting in an increase to goodwill of $0.7 million and $1.6 million for the three and twelve months ended March 31, 2026, respectively. None of the adjustments were material.
Intangible assets

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
Valuation of potential earnout
In connection with the rhode Acquisition, the Company initially recorded a liability for contingent consideration of $7.1 million, payable upon achievement of certain earnout milestones by 2028, with a maximum cash payment of $200.0 million. As of March 31, 2026, the contingent consideration was remeasured to $64.7 million, driven by the outperformance of rhode's revenue results for the fiscal year ended March 31, 2026, and a revised upward forecast for the remainder of the performance periods. The Company considered the time value of money in evaluating the fair value of the contingent consideration. The fair value of the liability is calculated using Monte Carlo simulation based on corresponding projected revenue. In accordance, the volatility and discount rate was adjusted to reflect the risk profile of recurring revenue. This amount is reflected as "Contingent consideration" on the consolidated balance sheets. The fair value adjustment of $57.6 million was recognized in “Change in fair value of contingent consideration” within the consolidated statement of operations. If the earnout milestones are not met, no payment will be made.

The measurement includes significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820, “Fair Value Measurement”.
Certain financial information
Since the rhode Acquisition date, the results of operations for rhode of $293.5 million of net sales and $112.8 million of net income for the fiscal year ended March 31, 2026, have been included within the accompanying consolidated statements of operations.
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

	Fiscal year ended March 31,
	2026	2025
Net sales	$1,734,394	$1,525,726
Net income	30,054	114,829

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
The Company incurred and expensed acquisition transaction costs of $0.4 million during the fiscal year ended March 31, 2025, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations. No acquisition transaction costs related to the Naturium Acquisition were incurred during the fiscal year ended March 31, 2026.

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
Note 4—Goodwill and other intangible assets
Information regarding the Company’s goodwill and intangible assets as of March 31, 2026 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 to 12 years	$202,200	$(84,964)	$117,236
Customer relationships – e-commerce	3 years	21,540	(18,607)	2,933
Trademarks	10 to 15 years	404,300	(35,159)	369,141
Total finite-lived intangibles		628,040	(138,730)	489,310
Trademarks	Indefinite	63,800	—	63,800
Goodwill		853,475	—	853,475
Total goodwill and other intangibles		$1,545,315	$(138,730)	$1,406,585
Information regarding the Company’s goodwill and intangible assets as of March 31, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(76,273)	$21,327
Customer relationships – e-commerce	3 years	21,540	(12,740)	8,800
Trademarks	10 to 15 years	128,000	(14,229)	113,771
Total finite-lived intangibles		247,140	(103,242)	143,898
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(103,242)	$548,280
The Company has not recognized any impairment charges on its goodwill or intangible assets. Amortization expense on finite-lived intangible assets was $35.5 million, $17.4 million and $15.0 million for the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, respectively.
The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of March 31, 2026, is as follows (in thousands):

Year ending March 31,
2027	$41,600
2028	38,667
2029	38,667
2030	38,564
2031	37,437
Thereafter	294,375
Total	$489,310

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 5—Property and equipment
Property and equipment as of March 31, 2026 and March 31, 2025 consists of the following (in thousands):

	March 31, 2026	March 31, 2025
Machinery, equipment and software	$21,477	$21,673
Leasehold improvements	33,381	22,463
Furniture and fixtures	5,358	2,838
Store fixtures	4,690	9,309
Property and equipment, gross	64,906	56,283
Less: Accumulated depreciation and amortization	(23,410)	(27,496)
Property and equipment, net	$41,496	$28,787
Depreciation and amortization expense on property and equipment was $8.7 million, $4.4 million and $3.5 million during the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, respectively.
Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of March 31, 2026 and March 31, 2025 consists of the following (in thousands):

	March 31, 2026	March 31, 2025
Accrued expenses	$61,985	$36,978
Accrued inventory	16,217	10,743
Accrued marketing	43,293	13,501
Current portion of operating lease liabilities	7,624	7,621
Accrued compensation	41,948	22,795
Taxes payable	8,964	11,006
Other current liabilities	2,439	2,232
Accrued expenses and other current liabilities	$182,470	$104,876
Note 7—Fair value of financial instruments
The fair value of financial instruments are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3—Inputs that are unobservable (for example, cash flow modeling inputs based on management’s assumptions)
The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2026 (in thousands):

		Fair value measurements using
	Fair value	Level 1	Level 2	Level 3
Financial liabilities:
Long-term debt, including current portion (1)	$841,676	$—	$841,676	$—
Contingent consideration, including current portion (2)	64,749	—	—	64,749
Total financial liabilities	$906,425	$—	$841,676	$64,749
__________________________

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
(1) Of this amount, $30.0 million is classified as current. The gross carrying amounts of the Company’s bank debt, before reduction of the debt issuance costs, approximate their fair values as the stated rates approximate market rates for loans with similar terms.
(2) Of this amount $26.2 million is classified as current.
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
The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 or Level 2 for any of the periods presented.
Note 8—Debt
The Company’s outstanding debt as of March 31, 2026 and March 31, 2025 consists of the following (in thousands):

	March 31, 2026	March 31, 2025
Debt:
Revolving line of credit(1)	$256,676	$256,676
Term loan(1)	585,000	—
Total debt	841,676	256,676
Less: debt issuance costs	(2,328)	—
Total debt, net of issuance costs	839,348	256,676
Less: current portion	(30,000)	—
Long-term portion of debt	$809,348	$256,676
(1) See further discussion below. As of March 31, 2026, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement (as defined below).
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Second Amendment to Amended Credit Agreement
On August 28, 2023, the Company entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed incremental term loans in an aggregate original principal amount of $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Company used the Incremental Term Loan, together with cash from its balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate the acquisition of Naturium (as defined in Note 3, “Acquisitions,” in these Notes to these consolidated financial statements) and to pay related fees and expenses in connection with the acquisition of Naturium and Second Amendment.
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
Fourth Amendment to Amended Credit Agreement
On March 3, 2025, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, established a revolving credit facility in an aggregate principal amount of $500.0 million (the “Revolving Credit Facility”), refinanced the existing indebtedness under the Amended Credit Agreement and reduced the interest rate margin for loans. Additionally, certain baskets under the Amended Credit Agreement were increased as part of the Fourth Amendment. The proceeds of the Revolving Credit Facility are available to e.l.f. Cosmetics and certain of the Company’s other subsidiaries for working capital, capital expenditures and other general corporate purposes, including to finance acquisitions and investments permitted under the Amended Credit Agreement and other permitted distributions on account of the Company’s and its subsidiaries’ equity interests. In addition, up to $35.0 million of the Revolving Credit Facility is available for issuing letters of credit. The maturity date of the Revolving Credit Facility is March 3, 2030.
The Fourth Amendment also replaced the fixed charge coverage ratio financial covenant with a minimum interest coverage ratio of at least 3.50 to 1.00, to be tested as of the last day of each fiscal quarter. The minimum interest coverage ratio is based on the ratio of trailing twelve month EBITDA for the four fiscal quarter period most recently ended to cash interest expense for such period.
The Fourth Amendment also amended the Pledge and Security Agreement, dated as of December 23, 2016, among the Company, certain of its subsidiaries, and the Agent pursuant to which certain covenants and thresholds set forth therein were amended, amongst other changes.
Fifth Amendment to Amended Credit Agreement
On August 5, 2025, the Company entered into the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things, established a term loan facility in an aggregate original principal amount of $600.0 million (the “Term Facility”), made customary changes in connection with adding a term loan facility, increased the maximum permitted consolidated total net leverage ratio financial covenant, increased the interest rate margin for loans under the Company’s existing Revolving Credit Facility and increased the unused line fee under the Company’s existing Revolving Credit Facility. The proceeds of the Term Facility were made available to e.l.f. Cosmetics and certain of the Company’s other subsidiaries to pay a portion of the consideration for the acquisition of rhode. The maturity date of the Term Facility is March 3, 2030.
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
Unused commitments under the Company’s existing Revolving Credit Facility are subject to a fee, to be determined based on consolidated total net leverage ratio levels, ranging from 0.15% to 0.25%.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The interest rate as of March 31, 2026 for the Amended Credit Agreement was approximately 5.4%.
The interest rate as of March 31, 2026 for the Revolving Credit Facility was approximately 5.4%. The unused balance of the Revolving Credit Facility as of March 31, 2026 was $243.3 million.
The Company’s debt outstanding as of March 31, 2026, matures as follows (in thousands):

2027	30,000
2028	30,000
2029	37,500
2030	744,176
Total Debt	841,676
Less: Unamortized discounts and debt issuance costs	(2,328)
Total debt, net of unamortized discounts and debt issuance costs	$839,348
Interest expense, net
The components of interest expense, net are as follows (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Interest on term loan debt	$24,772	$10,228	$8,294
Amortization of debt issuance costs	1,433	545	430
Interest on revolving line of credit	16,009	6,410	3,106
Interest on finance leases	—	—	10
Interest income	(6,930)	(3,370)	(4,817)
Interest expense, net	$35,284	$13,813	$7,023
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Securities Class Action and Stockholder Derivative Matters
On March 6, 2025 and April 8, 2025, the Company, its Chief Executive Officer, and its Chief Financial Officer (collectively, “Defendants”) were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Northern District of California by plaintiffs Luke Rottman and Boston Retirement System. The complaints in both purported securities class actions allege that Defendants made false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and violated Section 20(a) of the Exchange Act, and seek damages and other relief. On May 28, 2025, the court consolidated the two putative securities class action suits, and appointed Boston Retirement System and Metropolitan Employee Benefit System as lead plaintiffs. Lead plaintiffs filed an amended consolidated complaint on July 23, 2025. Defendants filed a motion to dismiss the amended consolidated complaint on September 5, 2025. On February 4, 2026, the Court granted defendants’ motion to dismiss as to nearly all of plaintiffs’ challenged statements, but found that plaintiffs adequately stated a claim as to statements made on November 21, 2024. Lead Plaintiffs did not file a second amended complaint, and Defendants filed an answer responding to the consolidated complaint on April 3, 2026. The case is in the early stages of discovery.
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

On April 9, 2025, putative shareholder Joyce Iwaida filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the United States District Court for the District of Delaware. Plaintiff Iwaida asserts derivative claims under the Exchange Act, including Sections 14(a) and 10(b), in addition to asserting claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The case is in its early stages.

On April 14, 2026, putative shareholder Felipe Peerally filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. Plaintiff Peerally previously sent a litigation demand to the Board, which the Board had deferred pending related securities and stockholder matters. Plaintiff Peerally asserts derivative claims under the Exchange Act, including Sections 14(a), 10(b), and 20(a), in addition to asserting claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and abuse of control. The Company disagrees with these allegations (including that the demand was refused) and intends to negotiate a stay pending the resolution of the securities class action.

The Company believes that it has substantial defenses to the allegations made in the lawsuits and intends to vigorously defend against them.

Tariff Matters

On February 20, 2026, the US Supreme Court invalidated tariffs previously imposed under the IEEPA. The ruling did not address the availability, timing or mechanics of any potential refunds related to tariffs previously collected, and the outcome of any related administrative or legal processes remains uncertain. Following the ruling, the U.S. administration implemented new tariffs under alternative statutory authority, including Section 122 of the Trade Act of 1974, which permits temporary import surcharges subject to statutory limits and duration requirements. In April 2026, the U.S. Court of International Trade

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
(“CIT”) issued an order for the U.S. Customs and Border Protection (“CBP”) to treat the IEEPA Tariffs as unlawful and administer affected import entries accordingly. As a result of the order, the CBP must recalculate duties without the IEEPA tariffs and ensure that importers of record receive the benefit of the Supreme Court ruling in the form of refunds for such amounts paid and interest. The U.S. administration has until June 2026 to appeal that order. Multiple legal challenges to the Section 122 tariffs have been filed, and on May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful; however, the court's injunction applies only to the named plaintiffs, and the tariffs remain in effect for all other importers pending appeal. During the fiscal year 2026, the Company paid approximately $58.5 million of IEEPA Tariffs.

The Company is evaluating the impact of the Supreme Court ruling and the subsequent order issued by the CIT, and is monitoring related developments from the CBP regarding its plan to process refunds to importers of record, including the launch on April 20, 2026 of the CBP's Consolidated Administration and Processing of Entries (“CAPE”) system for submitting refund claims, as well as the administration’s decision on whether or not to appeal the CIT’s order. As of March 31, 2026, the Company has not recorded a receivable related to potential refunds for IEEPA Tariffs paid by the Company. The ultimate resolution of this matter, including the administration’s decision to appeal the CIT’s order, the extent and manner in which costs previously incurred and paid may be recoverable through the CBP, and the timing of any potential recovery remains uncertain.
Note 10—Income taxes
The components of income (loss) before the provision for income taxes are as follows (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Domestic	$20,865	$130,386	$142,507
Foreign	19,594	15,109	(1,517)
Total	$40,459	$145,495	$140,990
The components of the provision for income taxes are as follows (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Current:
US federal	$(11,168)	$(26,543)	$(12,505)
State	(4,690)	(6,286)	(4,078)
Foreign	(1,819)	(44)	(20)
Total current	(17,677)	(32,873)	(16,603)
Deferred:
US federal	5,113	2,660	2,130
State	1,902	491	746
Foreign	(3,479)	(3,684)	400
Total deferred	3,536	(533)	3,276
Total provision for income taxes	$(14,141)	$(33,406)	$(13,327)

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The Company adopted ASU 2023-09 effective for its annual period beginning April 1, 2025 and adopted the changes to the tax disclosures guidance on a prospective basis. The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate before income taxes for the year of the adoption of ASU 2023-09:

	Fiscal year ended March 31, 2026
	Amount	Percent
Income before provision for income taxes	$40,459

Federal statutory rate	(8,497)	21.0%
State and local income taxes, net of federal income tax effect(1)	(1,639)	4.1%
Foreign tax effects:
United Kingdom:
Statutory tax rate difference between United Kingdom and United States	(710)	1.8%
Other adjustments	(495)	1.2%
Other foreign jurisdictions	(73)	0.2%
Effect of cross-border tax laws:
Global intangible low-taxed income	(1,985)	4.9%
Subpart F	(546)	1.3%
Other	(53)	0.1%
Nontaxable or nondeductible items:
IRC section 162(m) limitation	(15,025)	37.1%
Stock-based compensation(2)	14,001	(34.6)%
Enhanced inventory deduction	645	(1.6)%
Other	(372)	0.9%
Tax credits:
Foreign tax credits	1,083	(2.7)%
Change in valuation allowance	(24)	0.1%
Change in unrecognized tax benefits	(173)	0.4%
Other adjustments	(278)	0.7%
Effective tax rate	$(14,141)	34.9%
(1) State taxes in Texas, California, Oregon, New York and Illinois made up a majority (greater than 50 percent) of the tax effect in this category.
(2) This category includes the tax effects of share-based payment awards, such as windfalls and shortfalls.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate before income taxes for years prior to the adoption of ASU 2023-09:

	Fiscal year ended March 31,
	2025	2024
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	3.2%	1.8%
Nondeductible business expenses	0.4%	0.4%
Nondeductible employee compensation	16.0%	4.3%
Provision-to-return adjustment	(0.3)%	(0.2)%
Uncertain tax positions	0.1%	—%
Stock-based compensation	(19.3)%	(18.4)%
Change in valuation allowance	—%	0.4%
Effects of foreign operations	1.6%	—%
Others	0.3%	0.2%
Effective tax rate	23.0%	9.5%
The amount of income tax paid, net of refunds, are as follows (in thousands):

Fiscal year ended March 31,
2026
US federal	$14,440
State:
California	1,077
All states representing less than five percent of total	2,414
Total state	3,491
Foreign:
UK	3,119
All jurisdictions representing less than five percent of total	311
Total foreign	3,430
Total cash taxes	$21,361
The income taxes paid for the years ended March 31, 2025 and March 31, 2024 were $25.3 million and $12.4 million, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
The components of net deferred taxes arising from temporary differences are as follows (in thousands):

	March 31, 2026	March 31, 2025
Deferred tax assets:
Compensation	$—	$88
Inventory and receivables	14,972	16,570
Accrued expenses	9,330	5,124
Stock compensation	10,474	8,186
Net operating losses	31	403
Right of use liability	12,817	9,730
Capitalized research and development	2,593	3,514
Other	2,961	1,925
Gross deferred tax assets	53,178	45,540
Valuation allowance	(769)	(744)
Net deferred tax assets	52,409	44,796
Deferred tax liabilities:
Goodwill	402	3,906
Fixed assets and internally developed software	21,009	9,548
Intangible assets	17,524	22,872
Right of use asset	11,383	9,255
Other	824	1,487
Deferred tax liabilities	51,142	47,068
Net deferred tax (assets) liabilities	$(1,267)	$2,272
The deferred tax assets and liabilities are reported in the accompanying balance sheets as follows (in thousands):

	March 31, 2026	March 31, 2025
Deferred tax assets	$7,464	$1,540
Deferred tax liabilities	6,197	3,812
Net deferred tax (assets) liabilities	$(1,267)	$2,272
The valuation allowance was $0.8 million and $0.7 million as of March 31, 2026 and March 31, 2025, respectively, primarily relating to an investment impairment for which we do not believe a tax benefit is more likely than not to be realized.
As of March 31, 2026, the Company had gross federal, state and foreign net operating loss carryforwards of zero, $0.7 million and zero, respectively. The state net operating loss carryforwards can either be carried forward 20 years or indefinitely. The state net operating loss carryforwards will begin to expire in 2038.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Balance at beginning of year	$550	$433	$442
Increases for prior year tax positions	105	—	—
Increases for current year tax positions	167	163	108
Decreases for prior year tax positions	—	(6)	(19)
Decreases due to statutes lapsing	(108)	(40)	(98)
Balance at end of year	$714	$550	$433
If all of the Company’s unrecognized tax benefits as of March 31, 2026, March 31, 2025 and March 31, 2024 were recognized, $0.7 million, $0.5 million and $0.4 million, respectively, of unrecognized tax benefits, would impact the effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company's liability for unrecognized tax benefits is recorded within other long-term liabilities on the consolidated balance sheet. The Company had $0.3 million and $0.2 million of accrued gross interest and penalties as of March 31, 2026 and March 31, 2025, respectively. The Company recognized net interest and penalties (benefit)/expense of $43 thousand, $56 thousand and $(21) thousand for the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, respectively.
The Company files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2026, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax fiscal year ended March 31, 2022.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes several changes to US federal tax law, including the permanent extension of certain expiring Tax Cuts and Jobs Act provisions and modifications to the US taxation of foreign activity. Certain provisions were effective for 2025, while others apply to tax years beginning after December 31, 2025. The Company has evaluated the impact of the OBBBA and incorporated the applicable provisions into its consolidated financial statements for the current reporting period. As part of its initial assessment of the corporate tax provisions, the Company expects to elect immediate expensing of US incurred research or experimental expenditures and full bonus depreciation for certain assets placed in service after January 19, 2025. As a result of these expected elections, US cash taxes decreased in fiscal year 2026 with no material impact to the Company’s effective tax rate.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with rules effective beginning in 2024 and expanding in 2025. Some jurisdictions in which the Company operates have enacted Pillar 2 legislation, while others continue to advance implementation; the U.S. has not adopted the rules. On January 5, 2026, the OECD/G20 released the Side by Side (SbS) package, which provides administrative simplifications and new safe harbors, including exemptions from certain top‑up taxes for qualifying US-parented groups and an extension of the Transitional Country-by-Country Reporting Safe Harbor through 2027. The Company is monitoring these developments and evaluating potential impacts. Based on current information, the Company has considered Pillar 2 tax within the provision for income taxes and does not expect Pillar 2 to have a material effect on its effective tax rate or consolidated financial statements.
Note 11—Preferred stock
The Company has authorized 30,000,000 shares of preferred stock for issuance with a par value of $0.01 per share. There were no shares of preferred stock outstanding as of March 31, 2026 or March 31, 2025.
Note 12—Stock-based compensation
Stock plans
The Company grants stock-based awards under its 2016 Equity Incentive Award Plan (as amended) (the “2016 Plan”), which replaced its 2014 Equity Incentive Plan (the “2014 Plan”) and became effective immediately prior to the effectiveness of the

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Company’s registration statement on Form S-1 in September 2016. No grants have been made under the 2014 Plan since the Company’s initial public offering and no further awards will be granted thereunder. Any awards outstanding under the 2014 Plan that are forfeited or lapse unexercised will be added to the shares reserved and available for grant under the 2016 Plan. The 2016 Plan permits the grant of incentive stock options, non-statutory stock options, restricted stock and other stock- or cash-based awards to employees, officers, directors, advisors and consultants. The 2016 Plan allows for option grants of the Company’s common stock-based on service, performance and market conditions.
During the fiscal year ended March 31, 2026, no stock options were issued. As of March 31, 2026, a total of 20,006,573 shares have been authorized for issuance under the 2016 Plan, and 9,301,963 remain available for grant. As of March 31, 2026, there were 7,714 options and awards outstanding under the 2014 Plan that, if forfeited, would increase the number of shares authorized for grant under the 2016 Plan.
Service-based vesting stock options
The following table summarizes the activity for options that vest solely based upon the satisfaction of a service condition as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2023	1,024,490	$16.17
Exercised	(347,590)	14.47
Canceled or forfeited	(2,900)	26.84
Balance as of March 31, 2024	674,000	$17.01	3.3	$120,660
Exercised	(68,334)	13.95
Balance as of March 31, 2025	605,666	$17.35	2.3	$27,519
Exercised	(271,752)	16.26
Balance as of March 31, 2026	333,914	$18.24	1.9	$14,146

Exercisable, March 31, 2026	333,914	$18.24	1.9	$14,146
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $60.61, as reported on the New York Stock Exchange on March 31, 2026.
Additional information relating to service-based options is as follows (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Stock-based compensation expense	$37	$74	$147
Intrinsic value of options exercised	30,010	9,314	45,542
As of March 31, 2026, there is no unrecognized stock-based compensation cost related to unvested service-based stock options. No service-based stock options were granted during the fiscal years ended March 31, 2026, March 31, 2025 and March 30, 2024.
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

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
Expected dividend yield
The Company does not anticipate paying any dividends in the foreseeable future. As such, the Company uses an expected dividend yield of zero.
Performance-based and market-based vesting stock options
The following table summarizes the activity for options that vest based upon the satisfaction of performance or market conditions as follows:

	Options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic values (in thousands) (1)
Balance as of March 31, 2023	517,740	$14.46
Exercised	(256,440)	1.84
Balance as of March 31, 2024	261,300	$26.84	2.9	$44,209
Exercised	—	—
Balance as of March 31, 2025	261,300	$26.84	1.9	$9,394
Exercised	(48,300)	26.84
Balance as of March 31, 2026	213,000	$26.84	0.9	$7,193

Exercisable, March 31, 2026	213,000	$26.84	0.9	$7,193
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing stock price of $60.61, as reported on the New York Stock Exchange on March 31, 2026.
As of March 31, 2026, there was no further unrecognized compensation cost related to performance-based and market-based vesting stock options.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Additional information relating to options that vest based upon the satisfaction of performance or market conditions is as follows (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Intrinsic value of options exercised	$5,291	$—	$27,718
Restricted stock awards and restricted stock units
The following table summarizes the activities for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), including performance-based RSUs, as follows:

	Shares of restricted stock outstanding	Weighted-average grant date fair value
Balance as of March 31, 2023	2,128,773	$25.94
Granted	526,280	111.41
Vested	(649,592)	24.57
Canceled or forfeited	(62,594)	51.75
Balance as of March 31, 2024	1,942,867	$48.67
Granted	642,615	130.34
Vested	(963,266)	39.17
Canceled or forfeited	(68,494)	102.03
Balance as of March 31, 2025	1,553,722	$85.98
Granted	1,174,451	88.64
Vested	(1,083,297)	45.41
Canceled or forfeited	(123,219)	109.64
Balance as of March 31, 2026	1,521,657	$115.02
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
As of March 31, 2026, there were no unvested shares subject to RSAs outstanding. Additional information relating to RSAs and RSUs (including performance-based RSUs), is as follows (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Stock-based compensation expense:
Cost of sales	$12	$54	$16
Selling, general and administrative expense	86,907	71,732	40,462
Total	$86,919	$71,786	$40,478

Intrinsic value of restricted stock released	$86,138	$170,037	$73,124
As of March 31, 2026, there was $102.8 million of total unrecognized compensation cost related to unvested RSAs and RSUs (including performance-based RSUs), which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
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
A total of $400.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of March 31, 2026.
Note 14—Employee benefit plan
The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis which vest to the participants 100%. The Company made matching contributions of $1.4 million, $1.0 million and $0.7 million to the 401(k) Plan during the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, respectively.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 15—Net income per share
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations (in thousands, except share and per share data):

	Fiscal year ended March 31,
	2026	2025	2024
Numerator:
Net income	$26,318	$112,089	$127,663

Denominator:
Weighted average common shares outstanding — basic	58,263,255	56,210,459	54,747,930
Dilutive common equivalent shares from equity awards	1,088,194	2,134,715	3,040,524
Weighted average common shares outstanding —diluted	59,351,449	58,345,174	57,788,454

Net income per share:
Basic	$0.45	$1.99	$2.33
Diluted	$0.44	$1.92	$2.21

Weighted average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	602,013	273,524	44,772
Note 16—Leases
The Company leases warehouses, distribution centers, office space and equipment. The majority of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term for up to ten years. The exercise of lease renewal options is at the Company's sole discretion and such renewal options are included in the lease term if they are reasonably certain to be exercised. Certain leases also include options to purchase the leased asset. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company’s equipment leases are finance leases of assets used to operate its distribution center in Ontario, California.
Significant judgment is required to determine whether commercial contracts contain a lease for purposes of ASC 842, “Leases”. The Company uses its incremental borrowing rate to determine the present value of lease payments.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Supplemental balance sheet information related to leases as of March 31, 2026 and March 31, 2025 is as follows (in thousands):

	Classification	March 31, 2026	March 31, 2025
Assets
Operating lease assets	Other assets	$61,703	$54,157
Total leased assets		$61,703	$54,157
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$7,624	$7,621
Noncurrent
Operating	Long-term operating lease obligations	69,928	48,721
Total lease liabilities		$77,552	$56,342

For the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024, the components of operating and finance lease costs were as follows (in thousands):

		Fiscal year ended March 31,
	Classification	2026	2025	2024
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$16,085	$12,752	$7,341
Amortization of leased assets	SG&A expenses	—	—	210
Interest on lease liabilities	Interest expense, net	—	—	10
Total lease cost		$16,085	$12,752	$7,561
As of March 31, 2026, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Year ending March 31,
2027	$11,490
2028	11,541
2029	12,809
2030	12,103
2031	12,627
Thereafter	39,907
Total lease payments	100,477
Less: Interest	(22,925)
Present value of operating lease liabilities	$77,552

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
As of March 31, 2026 and March 31, 2025, the weighted-average remaining lease term (in years) and discount rate were as follows:

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term
Operating leases	7.9 years	7.9 years
Weighted-average discount rate
Operating leases	6.3%	6.0%
Operating cash outflows from operating leases for the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024 were $10.3 million, $10.7 million and $6.0 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024 were $16.8 million, $36.3 million and $18.9 million, respectively.
Note 17—Segment information
The following provides additional information about the Company’s reported segment revenue, significant segment expenses and segment net income for the fiscal years ended March 31, 2026, March 31, 2025 and March 31, 2024 (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Revenue	$1,636,472	$1,313,517	$1,023,932
Cost of sales	479,125	377,831	299,836
Gross profit	1,157,347	935,686	724,096

Marketing, merchandising and distribution costs	604,887	475,747	366,654
Compensation and benefits	231,131	176,080	115,732
Other operating costs(1)	247,697	125,832	92,032
Segment expenses	1,083,715	777,659	574,418

Operating income	73,632	158,027	149,678
Other income, net	2,785	1,294	1,210
Impairment of equity investment	—	—	(2,875)
Interest expense, net	(35,284)	(13,813)	(7,023)
Loss on extinguishment of debt	(674)	(13)	—
Income tax expense	(14,141)	(33,406)	(13,327)
Net income	$26,318	$112,089	$127,663
(1) Other operating costs include change in fair value of contingent consideration, general and administrative expenses, depreciation and amortization.

e.l.f. Beauty, Inc. and subsidiaries
Notes to consolidated financial statements
Note 18—Quarterly financial summary (unaudited)
Unaudited quarterly results for the last three years were as follows (in thousands, except per share data):

2026	Q1	Q2	Q3	Q4
Net sales	$353,739	$343,936	$489,505	$449,292
Gross profit	244,541	238,858	347,495	326,453
Net income (loss)	33,311	2,996	39,376	(49,365)
Net income (loss) per share:
Basic	$0.59	$0.05	$0.66	$(0.84)
Diluted	$0.58	$0.05	$0.65	$(0.82)

2025	Q1	Q2	Q3	Q4
Net sales	$324,477	$301,075	$355,320	332,645
Gross profit	231,283	214,059	253,305	237,039
Net income	47,555	19,020	17,261	28,253
Net income per share:
Basic	$0.85	$0.34	$0.31	$0.50
Diluted	$0.81	$0.33	$0.30	$0.49

2024	Q1	Q2	Q3	Q4
Net sales	$216,339	$215,507	$270,943	$321,143
Gross profit	152,572	152,365	191,957	227,202
Net income	52,977	33,271	26,888	14,527
Net income per share:
Basic	$0.98	$0.61	$0.49	$0.26
Diluted	$0.93	$0.58	$0.46	$0.25