Form 10-Q
period 2026-06-30
e.l.f. Beauty, Inc.
filed 2026-08-06
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 30, 2026 was 59,007,996 shares.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk factors” and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
•Changes in the US and international trade policies, including tariffs (and uncertainty related to the enforceability and implementation thereof), trade restrictions and retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our business, financial condition and results of operations.
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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2026	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$344,241	$289,685	$170,029
Accounts receivable, net	174,529	174,644	173,352
Inventory, net	246,814	220,246	170,379
Prepaid expenses and other current assets	94,257	104,792	88,766
Total current assets	859,841	789,367	602,526
Property and equipment, net	39,692	41,496	39,182
Intangible assets, net	541,976	553,110	203,348
Goodwill	853,475	853,475	340,582
Other assets	165,665	156,710	129,258
Total assets	$2,460,649	$2,394,158	$1,314,896

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$30,000	$30,000	$—
Current portion of contingent consideration	28,240	26,227	—
Accounts payable	95,918	97,467	74,603
Accrued expenses and other current liabilities	183,498	182,470	110,136
Total current liabilities	337,656	336,164	184,739
Long-term debt	801,996	809,348	256,676
Long-term contingent consideration	52,589	38,522	—
Deferred tax liabilities	6,208	6,197	17,009
Long-term operating lease obligations	89,659	69,928	50,351
Other long-term liabilities	3,651	3,469	1,269
Total liabilities	1,291,759	1,263,628	510,044

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of June 30, 2026, March 31, 2026 and June 30, 2025; 58,936,996, 59,089,708 and 56,734,903 shares issued and outstanding as of June 30, 2026, March 31, 2026 and June 30, 2025, respectively	589	590	566
Additional paid-in capital	1,256,706	1,284,987	952,015
Accumulated other comprehensive income	925	882	1,207
Accumulated deficit	(89,330)	(155,929)	(148,936)
Total stockholders' equity	1,168,890	1,130,530	804,852
Total liabilities and stockholders' equity	$2,460,649	$2,394,158	$1,314,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,
	2026	2025
Net sales	$479,373	$353,739
Cost of sales	80,533	109,198
Gross profit	398,840	244,541
Selling, general and administrative expenses	280,319	195,832
Change in fair value of contingent consideration	16,080	—
Operating income	102,441	48,709
Other (expense) income, net	(331)	5,037
Interest expense, net	(7,808)	(2,632)
Income before provision for income taxes	94,302	51,114
Income tax provision	(27,703)	(17,803)
Net income	$66,599	$33,311

Net income per share:
Basic	$1.13	$0.59
Diluted	$1.12	$0.58
Weighted average shares outstanding:
Basic	59,144,587	56,328,483
Diluted	59,727,575	57,675,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(unaudited)
(in thousands)

	Three months ended June 30,
	2026	2025
Net income	$66,599	$33,311
Other comprehensive income, net of tax
Foreign currency translation adjustment	43	686
Other comprehensive income, net of tax	43	686
Comprehensive income	$66,642	$33,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2026	59,089,708	$590	$1,284,987	$882	$(155,929)	$1,130,530
Net income	—	—	—	—	66,599	66,599
Stock-based compensation	—	—	19,678	—	—	19,678
Exercise of stock options and vesting of restricted stock	747,351	8	2,014	—	—	2,022
Repurchase of common stock	(900,063)	(9)	(49,973)	—	—	(49,982)
Foreign currency translation adjustment	—	—	—	43	—	43
Balance as of June 30, 2026	58,936,996	$589	$1,256,706	$925	$(89,330)	$1,168,890

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2025	55,730,037	$556	$942,025	$521	$(182,247)	$760,855
Net income	—	—	—	—	33,311	33,311
Stock-based compensation	—	—	9,879	—	—	9,879
Exercise of stock options and vesting of restricted stock	1,004,866	10	111	—	—	121
Foreign currency translation adjustment	—	—	—	686	—	686
Balance as of June 30, 2025	56,734,903	$566	$952,015	$1,207	$(148,936)	$804,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$66,599	$33,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,101	13,192
Non-cash lease expense	3,196	2,843
Stock-based compensation expense	19,677	9,868
Amortization of debt issuance costs and discount on debt	473	134
Deferred income taxes	1,782	14,216
Change in fair value of contingent consideration	16,080	—
Other, net	2	911
Changes in operating assets and liabilities:
Accounts receivable	198	(46,170)
Inventory	(26,524)	18,684
Prepaid expenses and other assets	8,202	(16,332)
Accounts payable and accrued expenses	(2,429)	(1,542)
Other liabilities	(1,692)	(1,882)
Net cash provided by operating activities	111,665	27,233

Cash flows from investing activities:
Purchase of property and equipment	(1,431)	(7,095)
Other, net	(240)	(464)
Net cash used in investing activities	(1,671)	(7,559)

Cash flows from financing activities:
Repayment of long-term debt	(7,500)	—
Repurchase of common stock	(49,982)	—
Cash received from issuance of common stock	2,022	121
Net cash (used in) provided by financing activities	(55,460)	121

Effect of exchange rate changes on cash and cash equivalents	22	1,542

Net increase in cash and cash equivalents	54,556	21,337
Cash and cash equivalents - beginning of period	289,685	148,692
Cash and cash equivalents - end of period	$344,241	$170,029
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
The Company’s family of brands consists of e.l.f. Cosmetics, e.l.f. SKIN, e.l.f. Hair, rhode, Naturium and Well People. The Company’s brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Amazon, Sephora and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
Note 2—Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, March 31, 2026 and June 30, 2025, and its results of operations and stockholders' equity for the three months ended June 30, 2026 and June 30, 2025 and its cash flows for the three months ended June 30, 2026 and June 30, 2025. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Fair Value Measurements
Accounting Standards Codification (“ASC”) 820, Fair Value Measurement ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:
Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs, which rely on the reporting entity’s assumptions when there is little or no market data.

The Company performs valuations of assets acquired and liabilities assumed in acquisitions accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition-date fair value. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information on fair value measurement as part of our acquisition of rhode, see Note 3, “Acquisition,” in these Notes to our unaudited condensed consolidated financial statements.

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
As of June 30, 2026 and June 30, 2025, included in other assets are retail product displays, net, of $68.2 million and $68.9 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $10.7 million and $7.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
As of June 30, 2026 and June 30, 2025, included in prepaid expenses and other current assets are internal-use software costs related to cloud applications, net, of $64.5 million and $56.3 million, respectively, that are generally amortized over a period of three years. Amortization expenses for internal-use software costs related to cloud applications was $4.4 million and $1.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
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
The Company’s CODM, who is the Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on consolidated net income as reported on the statements of operations. The CODM reviews measures of segment profits or loss by comparing budgeted versus actual and forecasted results, for purposes of assessing performance, allocating resources and making decisions. See Note 13, “Segment information,” in these Notes to unaudited condensed consolidated financial statements for additional information about the Company’s reported segment revenue, significant segment expenses and segment net income.
The measure of segment assets is reported on the balance sheet as total consolidated assets.
The following table provides disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers (in thousands).

	Three months ended June 30,
Net sales by geographic region:	2026	2025
United States	$368,045	$284,609
International	111,328	69,130
Total net sales	$479,373	$353,739

Significant accounting policies
The Company made no material changes in the application of its significant accounting policies that were disclosed in Note 2, “Summary of significant accounting policies,” to the audited consolidated financial statements as of and for the fiscal year ended March 31, 2026 included in the Annual Report.
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
Contingent Consideration
In connection with the acquisition of rhode, the Company recorded a liability at fair value for the contingent consideration potentially payable to the sellers of rhode subject to achievement of certain earnout thresholds, with a maximum payment of $200.0 million. The Company expects to pay contingent consideration (if due and owing) annually within 45 days after each measurement period ending September 30, 2026, 2027, and 2028 in which the earnout milestones are achieved. The fair value of the liability is estimated using discounted future cash flows based on a Monte Carlo simulation methodology using significant level 3 inputs such as forecasts of revenue. The Company evaluates the fair value of the contingent consideration each reporting period and adjusts the carrying value as new information becomes available. See Note 3, “Acquisition,” in these Notes to unaudited condensed consolidated financial statements.
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
The Company sells a variety of beauty products but does not consider them to be meaningfully different revenue streams given similarities in the nature of the products, the target consumer and the innovation and distribution processes. See “Segment reporting” section above for the table providing disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers.
As of June 30, 2026, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.
Recent accounting pronouncements
New accounting pronouncements issued but not yet adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires additional disclosures in the notes to financial statements of specified information about certain costs and expenses included in the captions presented on the face of the income statement. The new guidance is effective for the Company’s annual reporting period beginning April 1, 2027, and interim reporting periods beginning April 1, 2028. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2024-03 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, or financial condition.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the outdated guidance for accounting for software costs by aligning the accounting with how software is developed today. The new guidance is effective for the Company’s annual and interim reporting periods beginning April 1, 2028. Early adoption is permitted. The amendments in this ASU should be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is in the process of analyzing the impact of the ASU on its consolidated financial statements and related disclosures.
Note 3—Acquisition
On August 5, 2025 (the “acquisition date”), the Company consummated the acquisition of rhode, the fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber known for its collection of high-performance, skin-focused products (the “rhode Acquisition”). The rhode Acquisition is built upon both brands' shared focus on disruption, community connection and product innovation, and furthers the Company’s penetration within skin care. The rhode Acquisition was completed pursuant to the Agreement and Plan of Merger, by and among the Company, e.l.f. Cosmetics, Inc., Glaze Merger Sub, LLC (“Merger Sub”), HRBeauty LLC (“rhode”), the sellers identified therein, and David Levin (as the sellers’ representative), dated May 28, 2025 (the “Merger Agreement”). Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, Merger Sub merged with and into rhode (the “Merger”), and upon consummation of the Merger, Merger Sub ceased to exist and rhode became a wholly owned subsidiary of e.l.f. Cosmetics, Inc. Upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement, all outstanding limited liability company interests of rhode were cancelled and converted into the right to receive the consideration. The rhode Acquisition was accounted for as a business combination using the acquisition method of accounting, which requires certain assets acquired and liabilities assumed to be recognized at the estimated fair values as of the date of the rhode Acquisition. The total purchase price of $897.5 million consisted of cash, shares of the Company’s common stock, and a potential earnout. The following table summarizes the preliminary allocation of purchase price to the assets acquired and liabilities assumed (in thousands):

Cash consideration		$590,149
Equity consideration (common stock issued)(1)		300,278
Valuation of potential earnout		7,100
Total consideration		897,527
Net assets acquired, excluding liability assumed for acquisition-related seller expenses	$431,734
Liability assumed for acquisition-related seller expenses(2)	(47,100)
Less: Net assets acquired		(384,634)
Goodwill		$512,893
(1) The fair market value of the $300.3 million common stock issued (equivalent to 2,582,371 shares of common stock) was determined on the basis of the opening market price of the Company’s stock of $116.28 per share on the acquisition date.
(2) In connection with the rhode Acquisition, the Company paid rhode’s acquisition-related expenses of $47.1 million recognized as an assumed liability at the acquisition date. The Company determined these amounts represented assumed liabilities of the sellers at the acquisition date, as the Company bore no legal obligation to the related vendors prior to closing.

The Company incurred and expensed acquisition transaction costs of $0.2 million and $3.6 million during the three months ended June 30, 2026 and June 30, 2025, respectively. These costs are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The purchase price allocation, deferred tax calculations and residual goodwill were finalized during the quarter ended June 30, 2026. rhode’s results of operations have been included in the Company's condensed consolidated financial statements from the acquisition date.

The following table presents the purchase price allocation recorded in the Company's condensed consolidated balance sheet on the acquisition date and upon finalization during the quarter ended June 30, 2026. The adjustment reflects finalization of purchase accounting for facts and circumstances that existed upon the acquisition date as follows (in thousands):

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
Valuation of potential earnout
In connection with the rhode Acquisition, the Company initially recorded a liability for contingent consideration of $7.1 million, payable upon achievement of certain earnout milestones by 2028, with a maximum cash payment of $200 million. As of June 30, 2026, the contingent consideration was remeasured to $80.8 million, driven by the outperformance of rhode's revenue results since the acquisition date, and a revised upward forecast for the remainder of the performance periods. The Company considered the time value of money in evaluating the fair value of the contingent consideration. The fair value of the liability is calculated using Monte Carlo simulation based on corresponding projected revenue. In accordance, the volatility and discount rate was adjusted to reflect the risk profile of recurring revenue. This amount is reflected as "Contingent consideration" on the condensed consolidated balance sheets. The fair value adjustments of $16.1 million and $57.6 million were recognized in “Change in fair value of contingent consideration” within the consolidated statement of operations during the first quarter of fiscal 2027 and fourth quarter of fiscal 2026, respectively. If the earnout milestones are not met, no payment will be made.
The measurement includes significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820, “Fair Value Measurement”.

Note 4—Goodwill and other intangible assets
Information regarding the Company’s goodwill and other intangible assets as of June 30, 2026 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 to 12 years	$202,200	$(87,864)	$114,336
Customer relationships – e-commerce	3 years	21,540	(20,073)	1,467
Trademarks	10 to 15 years	404,300	(41,927)	362,373
Total finite-lived intangibles		628,040	(149,864)	478,176
Trademarks	Indefinite	63,800	—	63,800
Goodwill		853,475	—	853,475
Total goodwill and other intangibles		$1,545,315	$(149,864)	$1,395,451
Information regarding the Company’s goodwill and other intangible assets as of March 31, 2026 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 to 12 years	$202,200	$(84,964)	$117,236
Customer relationships – e-commerce	3 years	21,540	(18,607)	2,933
Trademarks	10 to 15 years	404,300	(35,159)	369,141
Total finite-lived intangibles		628,040	(138,730)	489,310
Trademarks	Indefinite	63,800	—	63,800
Goodwill		853,475	—	853,475
Total goodwill and other intangibles		$1,545,315	$(138,730)	$1,406,585
Information regarding the Company’s goodwill and other intangible assets as of June 30, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 years	$97,600	$(76,993)	$20,607
Customer relationships – e-commerce	3 years	21,540	(14,207)	7,333
Trademarks	10 to 15 years	128,000	(16,392)	111,608
Total finite-lived intangibles		247,140	(107,592)	139,548
Trademarks	Indefinite	63,800	—	63,800
Goodwill		340,582	—	340,582
Total goodwill and other intangibles		$651,522	$(107,592)	$543,930
The Company has not recognized any impairment charges on its goodwill or other intangible assets. Amortization expenses on finite-lived intangible assets were $11.1 million and $4.3 million in the three months ended June 30, 2026 and June 30, 2025, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization.

The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of June 30, 2026, is as follows (in thousands):

Remainder of fiscal 2027	$30,466
2028	38,667
2029	38,667
2030	38,564
2031	37,437
Thereafter	294,375
Total	$478,176
Note 5—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2026, March 31, 2026 and June 30, 2025 consists of the following (in thousands):

	June 30, 2026	March 31, 2026	June 30, 2025
Accrued expenses	$71,833	$61,985	$60,904
Accrued inventory	24,357	16,217	5,484
Accrued marketing	16,004	43,293	14,350
Current portion of operating lease liabilities	7,645	7,624	7,765
Accrued compensation	21,603	41,948	5,950
Taxes payable	38,366	8,964	13,921
Other current liabilities	3,690	2,439	1,762
Accrued expenses and other current liabilities	$183,498	$182,470	$110,136
Note 6—Debt
The Company’s outstanding debt as of June 30, 2026, March 31, 2026 and June 30, 2025 consists of the following (in thousands):

	June 30, 2026	March 31, 2026	June 30, 2025
Debt:
Revolving line of credit(1)	$256,676	$256,676	$256,676
Term loan(1)	577,500	585,000	—
Total debt	834,176	841,676	256,676
Less: debt issuance costs	(2,180)	(2,328)	—
Total debt, net of issuance costs	831,996	839,348	256,676
Less: current portion	(30,000)	(30,000)	—
Long-term portion of debt	$801,996	$809,348	$256,676
(1) See further discussion below. As of June 30, 2026, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement (as defined below).
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
Second Amendment to Amended Credit Agreement
On August 28, 2023, the Company entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed incremental term loans in an aggregate original principal amount of $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). The Company used the Incremental Term Loan, together with cash from its balance sheet and additional borrowings under its Amended Revolving Credit Facility, to consummate the acquisition of Naturium and to pay related fees and expenses in connection with the acquisition of Naturium and Second Amendment.
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
The interest rate as of June 30, 2026 for the Amended Credit Agreement was approximately 5.4%.
The interest rate as of June 30, 2026 for the Revolving Credit Facility was approximately 5.4%. The unused balance of the Revolving Credit Facility as of June 30, 2026 was $243.3 million.
The Company’s debt outstanding as of June 30, 2026, matures as follows (in thousands):

Remainder of fiscal 2027	$22,500
2028	30,000
2029	37,500
2030	744,176
Total Debt	834,176
Less: Unamortized discounts and debt issuance costs	(2,180)
Total debt, net of unamortized discounts and debt issuance costs	$831,996
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
Securities Class Action and Stockholder Derivative Matters
On March 6, 2025 and April 8, 2025, the Company, its Chief Executive Officer, and its Chief Financial Officer (collectively, “Defendants”) were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Northern District of California by plaintiffs Luke Rottman and Boston Retirement System. The complaints in both purported securities class actions allege that Defendants made false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and violated Section 20(a) of the Exchange Act, and seek damages and other relief. On May 28, 2025, the court consolidated the two putative securities class action suits, and appointed Boston Retirement System and Metropolitan Employee Benefit System as lead plaintiffs. Lead plaintiffs filed an amended consolidated complaint on July 23, 2025. Defendants filed a motion to dismiss the amended consolidated complaint on September 5, 2025. On February 4, 2026, the Court granted defendants’ motion to dismiss as to nearly all of plaintiffs’ challenged statements, but found that plaintiffs adequately stated a claim as to statements made on November 21, 2024. Lead Plaintiffs did not file a second amended complaint, and Defendants filed an answer responding to the consolidated complaint on April 3, 2026. The case is in the the midst of discovery. On July 24, 2026, lead plaintiffs filed a motion for class certification. Defendants’ opposition to plaintiff’s motion for class certification is due September 25, 2026.

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
On April 9, 2026, putative shareholder Joyce Iwaida filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the United States District Court for the District of Delaware. Plaintiff Iwaida asserts derivative claims under the Exchange Act, including Sections 14(a) and 10(b), in addition to asserting claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The case is in its early stages and will be consolidated with the Venikov matter and stayed pending resolution of the securities class action.
On April 14, 2026, putative shareholder Felipe Peerally filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. Plaintiff Peerally previously sent a litigation demand to the Company’s board of directors (the “Board”), which the Board had deferred pending related securities and stockholder matters. Plaintiff Peerally asserts derivative claims under the Exchange Act, including Sections 14(a), 10(b), and 20(a), in addition to asserting claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and abuse of control. The Company disagrees with these allegations (including that the demand was refused) and intends to negotiate a stay pending the resolution of the securities class action. On July 20, 2026, the Court issued an order relating this case to the consolidated derivative action in the United States District Court for the District of Northern California and the securities class action.
The Company believes that it has substantial defenses to the allegations made in the lawsuits and intends to vigorously defend against them.
Tariff Matters

On February 20, 2026, the Supreme Court of the United States (the “Supreme Court”) invalidated tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ruling did not address the availability, timing or mechanics of any potential refunds related to tariffs previously collected, and the outcome of any related administrative or legal processes remains uncertain. In April 2026, the U.S. Court of International Trade (“CIT”) issued an order for the U.S. Customs and Border Protection (“CBP”) to treat the IEEPA Tariffs as unlawful and administer affected import entries accordingly. As a result of the order, the CBP must recalculate duties without the IEEPA tariffs and ensure that importers of record receive the benefit of the Supreme Court ruling in the form of refunds for such amounts paid and interest. In June 2026, the US administration appealed the CIT order to the US Court of Appeals for the Federal Circuit. Multiple legal challenges to the Section 122 tariffs have been filed, and on May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful; however, the court's injunction applies only to the named plaintiffs, and the tariffs remain in effect for all other importers pending appeal. As of June 30, 2026, the Company paid approximately $60.3 million of IEEPA Tariffs. Of this amount, the Company received tariff refunds of approximately $51.1 million ($50.1 million and $1.0 million recognized as a reduction in cost of sales and inventory, respectively) plus $2.1 million in applicable interest (recognized as interest income) during the three months ended June 30, 2026.
The Company is evaluating the impact of the Supreme Court ruling and the subsequent order issued by the CIT, and is monitoring related developments from the CBP regarding its plan to process refunds to importers of record, including the launch on April 20, 2026 of the CBP's Consolidated Administration and Processing of Entries (“CAPE”) system for submitting refund claims, as well as the administration’s appeal of the CIT’s order. As of June 30, 2026, the Company has not recorded a receivable related to potential additional refunds for IEEPA Tariffs paid by the Company. The ultimate resolution of this matter, including the potential outcome of the administration’s appeal of the CIT’s order, the extent and manner in which costs previously incurred and paid may be recoverable through the CBP, and the timing of any potential recovery remains uncertain.
Immediately after the Supreme Court’s ruling on IEEPA tariffs, the US administration implemented new tariffs under Section 122 of the Trade Act of 1974 (“Trade Act”), which permits temporary import surcharges subject to statutory limits and duration requirements. Multiple legal challenges to the Section 122 tariffs have been filed. On May 7, 2026, the CIT ruled that the Section 122 tariffs are unlawful; however, the court's injunction applies only to the named plaintiffs, and the tariffs remained in effect for all other importers pending appeal. The Section 122 tariffs automatically expire within 150 days, absent Congressional action.
On July 23, 2026, the US administration also finalized new tariffs under Section 301 of the Trade Act of 1974 on goods from 60 trading economies for their failure to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. These tariffs, effective July 24, 2026, immediately replaced the temporary Section 122 duties, which expire after 150 days. Rates for these Section 301 tariffs range from 10% to 12.5%.
Note 8—Income taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate as adjusted for any discrete items. The Company’s income tax provision was $27.7 million and $17.8 million for the three months ended June 30, 2026 and June 30, 2025, respectively, with an effective tax rate of 29.4% and 34.8% for the three months ended June 30, 2026 and June 30, 2025, respectively. The effective tax rate for the three months ended June 30, 2026 differs from the US statutory tax rate primarily due to state and local income taxes, and discrete tax impacts related to stock-based compensation and limitations on certain deductible compensation. The effective tax rate for the three months ended June 30, 2025 differs from the US statutory tax rate primarily due to the executive compensation limitation partially offset by a discrete tax benefit related to stock-based compensation.
The Company has completed its assessment of the One Big Beautiful Bill Act (“OBBBA”) corporate tax provisions which was enacted on July 4, 2025. The legislation includes several changes to US federal tax law, including the permanent extension of certain expiring Tax Cuts and Jobs Act provisions and modifications to the US taxation of foreign activity. Certain provisions were effective for 2025, while others apply to tax years beginning after December 31, 2025. The Company has evaluated the impact of the OBBBA and incorporated the applicable provisions into its consolidated financial statements for the current reporting period. As part of its assessment of the corporate tax provisions, the Company has incorporated the modifications to the US taxation of foreign activity with no material impact to the Company’s effective tax rate.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with rules that became effective in 2024 and expanded in 2025. Some jurisdictions in which the Company operates have enacted Pillar 2 legislation, while others continue to advance implementation. The U.S. has not adopted the rules. On January 5, 2026, the OECD/G20 released the Side by Side (SbS) package, which provides administrative simplifications and new safe harbors, including exemptions from foreign income inclusion and undertaxed profits rules for qualifying US-parented groups and an extension of the Transitional Country-by-Country Reporting Safe Harbor through 2027. The Company is monitoring these developments and evaluating potential impacts. Based on current information, the Company has considered Pillar 2 tax within the provision for income taxes and does not expect Pillar 2 to have a material effect on its effective tax rate or consolidated financial statements.
Note 9—Stock-based compensation
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended June 30,
	2026	2025
Service-based vesting options	$—	$19
RSUs	19,677	9,849
Total stock compensation expense	$19,677	$9,868

As of June 30, 2026, there was $164.2 million of total unrecognized stock-based compensation cost related to unvested RSUs (including performance-based RSUs), which is expected to be recognized over the remaining weighted-average period of 2.8 years.
Note 10—Repurchase of common stock
On August 27, 2024, the Company announced that its board of directors authorized a new share repurchase program to acquire up to $500.0 million of the Company’s common stock (the “2024 Share Repurchase Program”). The Company repurchased a total of 900,063 shares for $50.0 million at an average price of $55.53 per share during the three months ended June 30, 2026 under the 2024 Share Repurchase Program. The shares were immediately retired after repurchase. The Company did not repurchase any shares under the 2024 Share Repurchase Program during the three months ended June 30, 2025.
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
A total of $350.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of June 30, 2026.
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

	Three months ended June 30,
	2026	2025
Numerator:
Net income	$66,599	$33,311

Denominator:
Weighted-average common shares outstanding – basic	59,144,587	56,328,483
Dilutive common equivalent shares from equity awards	582,988	1,346,552
Weighted-average common shares outstanding – diluted	59,727,575	57,675,035

Net income per share:
Basic	$1.13	$0.59
Diluted	$1.12	$0.58
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	923,297	457,982

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
Supplemental balance sheet information related to leases as of June 30, 2026, March 31, 2026 and June 30, 2025 is as follows (in thousands):

	Classification	June 30, 2026	March 31, 2026	June 30, 2025
Assets
Operating lease assets	Other assets	$79,209	$61,703	$54,345
Total leased assets		$79,209	$61,703	$54,345
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$7,645	$7,624	$7,765
Noncurrent
Operating	Long-term operating lease obligations	89,659	69,928	50,351
Total lease liabilities		$97,304	$77,552	$58,116
For the three months ended June 30, 2026 and June 30, 2025, the components of operating lease costs were as follows (in thousands):

		Three months ended June 30,
	Classification	2026	2025
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$5,071	$3,866
Total lease cost		$5,071	$3,866
As of June 30, 2026, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Remainder of fiscal 2027	$9,597
2028	15,931
2029	17,932
2030	17,291
2031	18,009
Thereafter	44,090
Total lease payments	122,850
Less: Interest	(25,546)
Present value of lease liabilities	$97,304

As of June 30, 2026 and June 30, 2025, the weighted-average remaining lease term (in years) and discount rate were as follows:

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term
Operating leases	7.3 years	8.0 years
Weighted-average discount rate
Operating leases	6.1%	6.0%
Operating cash outflows from operating leases for the three months ended June 30, 2026 and June 30, 2025 were $3.7 million and $1.2 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the three months ended June 30, 2026 and June 30, 2025 were $20.7 million and $2.1 million, respectively.
Note 13—Segment information
The following provides additional information about the Company’s reported segment revenue, significant segment expenses and segment net income (in thousands):

	Three months ended June 30,
	2026	2025
Revenue	$479,373	$353,739
Cost of sales	80,533	109,198
Gross profit	398,840	244,541
Marketing, merchandising and distribution costs	171,745	121,822
Compensation and benefits	54,985	36,408
Other operating costs(1)	69,669	37,602
Segment expenses	296,399	195,832
Operating income	102,441	48,709
Other (expense) income, net	(331)	5,037
Interest expense, net	(7,808)	(2,632)
Income tax expense	(27,703)	(17,803)
Net income	$66,599	$33,311
(1) Other operating costs include change in fair value of contingent consideration, general and administrative expenses, depreciation and amortization.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Annual Report on Form 10-K for the year ended March 31, 2026 (the “Annual Report”) and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.
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
The Company's family of brands consists of e.l.f. Cosmetics, e.l.f. SKIN, e.l.f. Hair, rhode, Naturium and Well People. The Company's brands are available online and across leading beauty, mass-market and specialty retailers. The Company has strong relationships with its retail customers such as Target, Walmart, Amazon, Sephora and other leading retailers that have enabled the Company to expand distribution both domestically and internationally.
Update on Tariffs
Many of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. Throughout 2025, we were subject to a range of tariff rates on imports from China ranging from 25% to as high as 170%.
On July 31, 2025, the US administration issued a formal Executive Order modifying the reciprocal tariff regime under the IEEPA. However, in February 2026, the Supreme Court ruled that the IEEPA does not authorize the US administration to impose tariffs, and the tariffs paid by importers under the Executive Order are subject to refund. As of June 30, 2026, we paid approximately $60.3 million of IEEPA Tariffs. Of this amount, the Company received tariff refunds of approximately $51.1 million ($50.1 million and $1.0 million recognized as a reduction in cost of sales and inventory, respectively) plus $2.1 million in applicable interest (recognized as interest income) during the three months ended June 30, 2026. We are evaluating the impact of the Supreme Court ruling and the subsequent order issued by the CIT, and are monitoring related developments from the CBP regarding its plan to process refunds to importers of record, including the launch on April 20, 2026 of the CBP's Consolidated Administration and Processing of Entries (“CAPE”) system for submitting refund claims, as well as the potential outcome of the administration’s appeal of the CIT’s order.
Effective February 24, 2026, the US administration imposed a 10% global tariff under Section 122 of the Trade Act of 1974 that could remain in place for up to 150 days, and may, by legislative action, be extended. Multiple legal challenges to the Section 122 tariffs have been filed, and on May 7, 2026, the CIT ruled that the Section 122 tariffs are unlawful; however, the court's injunction applies only to the named plaintiffs, and the tariffs remain in effect for all other importers pending appeal.
These tariffs, as well as a government’s adoption of “buy national” and similar policies or retaliation by another government against such tariffs or policies, could introduce significant uncertainty into the market and may affect the prices and supply of the products available to us. Tariffs also can impact our or our suppliers’ ability to source products efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our customers or secure adequate alternative sources of products or materials for our products, which would have a material adverse effect on our business, financial condition and results of operations.
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

Our Acquisition of rhode

On August 5, 2025, we consummated the acquisition of rhode, the fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber for a purchase price of $897.5 million in a combination of cash, shares of our common stock, and a potential earnout. See Note 3, “Acquisition,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,
(in thousands)	2026	2025
Net sales	$479,373	$353,739
Cost of sales	80,533	109,198
Gross profit	398,840	244,541
Selling, general and administrative expenses	280,319	195,832
Change in fair value of contingent consideration	16,080	—
Operating income	102,441	48,709
Other (expense) income, net	(331)	5,037
Interest expense, net	(7,808)	(2,632)
Income before provision for income taxes	94,302	51,114
Income tax provision	(27,703)	(17,803)
Net income	$66,599	$33,311

	Three months ended June 30,
(percentage of net sales)	2026	2025
Net sales	100%	100%
Cost of sales	17%	31%
Gross margin	83%	69%
Selling, general and administrative (“SG&A”) expenses	58%	55%
Change in fair value of contingent consideration	3%	—%
Operating income	21%	14%
Other (expense) income, net	—%	1%
Interest expense, net	(2)%	(1)%
Income before provision for income taxes	20%	14%
Income tax provision	(6)%	(5)%
Net income	14%	9%
Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025
Net sales
Net sales increased $125.6 million, or 36%, to $479.4 million for the three months ended June 30, 2026, compared to $353.7 million for the three months ended June 30, 2025. Net sales growth was driven by strong performance in both our retailer and e-commerce channels. Net sales increased $80.0 million, or 129%, in our e-commerce channels and $45.6 million, or 16%, in our retailer channels. From a price and mix perspective, higher average item price and mix drove $137.4 million increase in net sales as compared to the three months ended June 30, 2025. This was partially offset by lower volume reducing net sales by $11.7 million.

Gross profit
Gross profit increased $154.3 million, or 63%, to $398.8 million for the three months ended June 30, 2026, compared to $244.5 million for the three months ended June 30, 2025. This growth was inclusive of the benefit from a $50.1 million IEEPA tariff refund recognized as a reduction in cost of sales during the three months ended June 30, 2026. The remaining growth was primarily driven by a higher average item price and mix which drove an increase of $112.3 million, offset by lower volume impacting gross profit by $8.1 million. Gross margin increased approximately 1,400 basis points to 83% when compared to the three months ended June 30, 2025, including approximately 1,050 basis points benefit from the IEEPA tariff refunds, with the remaining increase primarily driven by pricing and lower year-over-year tariff rates.
Selling, general and administrative expenses
SG&A expenses were $280.3 million for the three months ended June 30, 2026, an increase of $84.5 million, or 43%, from $195.8 million for the three months ended June 30, 2025. The $84.5 million increase was primarily related to increases in marketing, merchandising and distribution costs of $49.9 million, increased compensation and benefits expense of $18.6 million, and increased depreciation and amortization of $12.9 million.
Change in fair value of contingent consideration
In connection with the rhode Acquisition, the Company recorded a fair value adjustment of $16.1 million for the three months ended June 30, 2026, driven by the outperformance of rhode's revenue results relative to the earnout thresholds set forth in the merger agreement entered into in connection with the rhode Acquisition.
Other (expense) income, net
Other expense, net totaled $0.3 million for the three months ended June 30, 2026, as compared to other income, net of $5.0 million for the three months ended June 30, 2025. The year-over-year variance was primarily due to a decrease in foreign currency exchange gain in the period primarily attributable to foreign currency rate fluctuation between the British pound and US dollar.

Interest expense, net
Interest expense, net was $7.8 million for the three months ended June 30, 2026, as compared to $2.6 million for the three months ended June 30, 2025. The year-over-year variance was primarily due to the Fifth Amendment which established the Term Facility and increased our outstanding debt. See Note 6, “Debt,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our debt. The increase was partially offset by $2.1 million of interest income associated with the IEEPA refunds received during the three months ended June 30, 2026.

Income tax provision
The income tax provision was $27.7 million, or an effective rate of 29.4%, for the three months ended June 30, 2026, as compared to a provision of $17.8 million, or an effective rate of 34.8%, for the three months ended June 30, 2025. The change in the income tax provision was primarily driven by the tax effects of an increase in income before taxes of $43.2 million, and a decrease in discrete tax benefits of $17.3 million, primarily related to stock-based compensation and the tax effects of IEEPA tariff refunds and associated interest.
Financial condition, liquidity and capital resources
Overview
As of June 30, 2026, we had $344.2 million of cash and cash equivalents. In addition, as of June 30, 2026, we had borrowing capacity of $243.3 million under our Amended Revolving Credit Facility.
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
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers and the general seasonality of our business. As of June 30, 2026, we had working capital, excluding cash and cash equivalents, of $177.9 million, compared to $163.5 million as of March 31, 2026. Working capital, excluding cash and cash equivalents and debt, was $207.9 million and $193.5 million as of June 30, 2026 and March 31, 2026, respectively.
We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Amended Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Amended Revolving Credit Facility as of June 30, 2026 was $243.3 million. If necessary, we can borrow funds under our Amended Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A. Risk factors. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will rely on our ability to provide innovative products to our consumers, manage production and our supply chain.

Cash flows

	Three months ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$111,665	$27,233
Investing activities	(1,671)	(7,559)
Financing activities	(55,460)	121
Cash provided by operating activities
For the three months ended June 30, 2026, net cash provided by operating activities was $111.7 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $133.9 million, which is inclusive of $52.1 million benefit from IEEPA tariff refunds, partially offset by an increase in working capital of $22.2 million. The increase in working capital was primarily driven by a $26.5 million increase in inventory, a $2.4 million decrease in accounts payable and accrued expenses, and a $1.7 million decrease related to other liabilities, partially offset by an $8.2 million decrease in prepaid expense and other assets, and a $0.2 million decrease in accounts receivable.
For the three months ended June 30, 2025, net cash provided by operating activities was $27.2 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $74.5 million, partially offset by an increase in working capital of $47.2 million. The increase in working capital was primarily driven by a $46.2 million increase in accounts receivable, a $16.3 million increase in prepaid expense and other assets, a $1.5 million decrease in accounts payable and accrued expenses, and a $1.9 million decrease related to other liabilities, partially offset by an $18.7 million decrease in inventory.
Cash used in investing activities
For the three months ended June 30, 2026, net cash used in investing activities was $1.7 million primarily consisting of capital expenditures related to fixturing, equipment and software.
For the three months ended June 30, 2025, net cash used in investing activities was $7.6 million primarily consisting of capital expenditures related to fixturing, equipment and software.
Cash (used in) provided by financing activities
For the three months ended June 30, 2026, net cash used in financing activities was $55.5 million primarily driven by repurchases of our common stock of $50.0 million and repayments on the Amended Term Loan Facility of $7.5 million, partially offset by cash received from the exercise of stock options.
For the three months ended June 30, 2025, net cash provided by financing activities was $0.1 million related to cash received from the exercise of stock options.

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

Second Amendment to Amended Credit Agreement
On August 28, 2023, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we borrowed incremental term loans in an aggregate original principal amount of $115.0 million under the Amended Credit Agreement (the “Incremental Term Loan”). We used the Incremental Term Loan, together with cash from our balance sheet and additional borrowings under our Amended Revolving Credit Facility, to consummate the acquisition of Naturium and to pay related fees and expenses in connection with the acquisition of Naturium and Second Amendment.
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
The interest rate as of June 30, 2026 for the Amended Credit Agreement was approximately 5.4%.
The interest rate as of June 30, 2026 for the Revolving Credit Facility was approximately 5.4%. The unused balance of the Revolving Credit Facility as of June 30, 2026 was $243.3 million.

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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of June 30, 2026, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and concluded that there have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The beauty industry is driven in part by fashion and beauty trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for beauty products, consumer attitudes toward our industry and brands and where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, maintain a favorable mix of products and develop our approach as to how and where we market and sell our products. Our growth depends on the continued success of existing products, the successful identification, development and launch of innovative and differentiated new products and the expansion into adjacent categories, channels of distribution or geographies.
We have a process for the development, evaluation and validation of our new product concepts. Nonetheless, each new product launch involves considerable costs, effort and risk, as well as the possibility of unexpected consequences. For example, the acceptance of new product launches and sales to our retail customers may not be as high as we anticipate due to lack of acceptance of the products themselves or their price or limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products or displays for new products. Sales of new products may be affected by inventory management by our retail customers, and we may experience product shortages or limitations in retail display space by our retail customers. We may also experience a decrease in sales of certain existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations or any shelf space loss. In the course of launching new products, we could be subject to claims of intellectual property infringement and, even if we are not found to infringe a third party’s intellectual property rights, such claims of infringement could adversely affect us, including by increasing costs and by delaying the launch of new products. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations.
As part of our ongoing business strategy, we expect that we will need to continue to introduce new products in the color cosmetics and skincare categories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. For example, in June 2026, we expanded into haircare with the launch of e.l.f. Hair. The success of this category expansion and other product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and results of operations.
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
Some of our brands have relatively low brand awareness among consumers when compared to legacy beauty brands, and maintaining and enhancing the recognition and reputation of our brands is critical to our business and future growth. Many factors, some of which are beyond our control, are important to maintaining our reputation and brands. These factors include our ability to comply with various environmental, social, governance, product, labor and other ethical standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brands.
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
Any loss of confidence on the part of consumers in the ingredients or formulations used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, or inclusion of prohibited ingredients or ingredients perceived to be inferior or unsafe, could tarnish the image of our brands and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our profitability and image of our brands.
If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, our relationships with consumers could suffer, the appeal of our brands could be diminished, we may need to recall some of our products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products or products supplied by our third-party manufacturers or suppliers to other third parties could reduce consumer demand for our own products. Any of these outcomes could result in a material adverse effect on our business, financial condition and results of operations.
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
•expand into new geographic markets and consumer channels;
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
•because many of our products are sourced and manufactured in China, our operations are susceptible to risks inherent in doing business there;
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
To the extent that we pay the consideration for any acquisitions or investments in cash, it reduces the amount of cash available to us for other purposes. Acquisitions or investments can also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in connection with our acquisition of Naturium, we paid total consideration of approximately $333.0 million using an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, cash on the balance sheet and approximately $57.8 million of our stock. In connection with our acquisition of rhode, we paid total cash consideration of approximately $590.1 million using the proceeds from an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, and cash on the balance sheet, as well as approximately $300.3 million of our stock, and a potential earnout initially valued at $7.1 million. As of June 30, 2026, the liability for contingent consideration relating to the potential earnout was remeasured to $80.8 million, driven by the outperformance of rhode's revenue results since the acquisition date, and a revised upward forecast for the remainder of the performance periods.

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
Starting in July 2018, the US government announced a series of lists covering thousands of categories of Chinese origin products subject to US tariffs in addition to the tariffs that have historically applied to such products. Many of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. Beginning in early 2025, the US administration announced a series of additional tariffs on most products from countries worldwide, including higher tariffs on substantially all products of Chinese origin. Since then, the US administration has increased, reduced or temporarily paused some of the increased tariffs.
On February 20, 2026, the Supreme Court invalidated tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Although we have received tariff refunds of approximately $51.1 million to date, the availability, timing, and total amount of refunds to be paid in connection with the ruling remains uncertain. Following this ruling, the US administration initiated new tariffs at different rates under alternative legislative powers, and there have been multiple legal challenges to these new tariffs as well. The current US administration may continue to impose additional tariffs under US trade laws. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations and financial conditions is not certain but could be material.

As a result of the additional US tariffs announced since early 2025 as well as inflation, on August 1, 2025, we raised prices globally for all products sold. The uncertainty surrounding existing or invalidated tariffs and any related refund processes has and could impact our cost of goods sold. We may also seek to shift production outside of China, resulting in significant costs and disruption to our operations and materially and adversely affecting our costs, sales, business, financial condition and results of operations. Certain of our competitors may be better positioned than us to withstand or react to tariffs or other restrictions on global trade and, as a result, we may lose market share to such competitors.
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
We use multiple third-party suppliers and manufacturers, primarily based in China, to source and manufacture our products. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. Further, we are subject to risks associated with disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes (such as the port strikes in 2024), product regulations and/or inspections or other factors, weather events, natural disasters or health pandemics, or other transportation disruptions. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
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
In addition, the global macroeconomic environment has been impacted by, among other things, increased US trade tariffs and trade disputes between the United States, China and other countries, international conflict (such as the war in Iran, the broader conflict in the Middle East and Russia's invasion of Ukraine), the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. For example, we have a retail partner located in certain Middle-Eastern countries. In February 2026, Israel and the United States initiated a coordinated military operation in Iran. In response, Iran launched counter-attacks against Israel and other countries in the region, including Bahrain. During these attacks, our retail partner had to shutter its stores in Bahrain temporarily, thus impacting our retail sales in the region. Additionally, the conflicts in the Middle East have led to higher oil prices and created supply imbalances in the global market for oil and natural gas. The extent and duration of these effects cannot be reliably predicted, and these conflicts may have other adverse effects on the global economy. If these conflicts continue or expand further into other countries, not only could they further adversely affect our sales with our retail partner in Middle-Eastern countries, but they could also lead to increased shipping costs, transportation delays, embargos, and other supply chain concerns, all of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
As of June 30, 2026, we had a total of $834.2 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $243.3 million under our Amended Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays, digital investments and debt service. We have also used debt to finance acquisitions. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions.

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
We currently source and manufacture many of our products from third-party suppliers and manufacturers in China and have over 100 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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
We currently source and manufacture many of our products from third-party suppliers and manufacturers located outside of the United States, and we have an office in China from which we manage our international supply chain. We sell our products in countries outside of the United States, including through distributors. Our operations are subject to the US Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to United States and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the US Treasury, Office of Foreign Assets Control.
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
We rely on trademark, copyright, trade secret, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices, to protect our brands and proprietary information, technologies and processes. Our primary trademarks include “e.l.f.,” “e.l.f. SKIN,” “e.l.f. eyes lips face,” “e.l.f. Hair,” “rhode,” “Naturium,” and “Well People,” all of which are registered or have registrations pending in the United States and in many other countries or registries. Our trademarks are valuable assets that support our brands and consumers’ perception of our products.

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
On August 27, 2024, we announced that our board of directors authorized a new share repurchase program allowing us to repurchase up to $500.0 million of our outstanding shares of common stock (the “2024 Share Repurchase Program”), of which $350.0 million remains available for future share repurchases as of June 30, 2026. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any additional shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which has increased the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had approximately 191.0 million shares of common stock authorized but unissued and 59.0 million shares of common stock outstanding as of July 30, 2026. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the acquisition. In connection with our acquisition of rhode, we issued 2,582,371 shares of the Company’s common stock, with a fair market value of $300.3 million as of the date of the acquisition.

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
The following table sets forth information with respect to repurchases of our common stock under the 2024 Share Repurchase Program during the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - 30, 2026	—	$—	—	$400,013,492
May 1 - 31, 2026	900,063	$55.53	900,063	$350,031,573
June 1 - 30, 2026	—	$—	—	$350,031,573
Subject to certain exceptions, the covenants in the Amended Credit Agreement require us to be in compliance with certain leverage ratios to make repurchases under the 2024 Share Repurchase Program.
The shares were immediately retired after repurchase. A total of $350.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of June 30, 2026.
Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.

Item 5. Other information.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of each Rule 10b5-1 trading plan that was adopted, modified or terminated by an officer or a director of the Company during the three months ended June 30, 2026.

			Trading Arrangement		Total Shares to be Sold	Expiration Date
Officer/Director	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**
Mandy Fields	Modify(1)	6/9/2026	X		Up to 57,387(2)	8/27/2027
SVP and Chief Financial Officer

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) Changed the timing of sales under the trading arrangement originally adopted on June 9, 2025.
(2) The total shares to be sold cannot be determined at the date of this Quarterly Report on Form 10-Q as the planned sale amount for such officer includes the net number of shares after a portion of the shares have been sold to cover withholding taxes from RSU vestings, as well as performance stock units that will only vest upon achievement of applicable performance targets and may not vest at all. The amount listed for such officer reflects the maximum number of shares available to be sold without reducing estimated shares to be sold to cover applicable withholding taxes.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of e.l.f. Beauty, Inc.		8-K	3.1	001-37873	9/27/2016
3.2	Amended and Restated Bylaws of e.l.f. Beauty, Inc.		8-K	3.2	001-37873	9/27/2016
3.3	Amendment to e.l.f. Beauty, Inc. Amended and Restated Certificate of Incorporation		8-K	3.1	001-37873	8/27/2024
10.1	e.l.f. Beauty, Inc. 2026 Equity Award Retirement and Death Policy	X
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

e.l.f. Beauty, Inc.

August 6, 2026	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

August 6, 2026	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)