Form 10-Q
period 2026-09-30
e.l.f. Beauty, Inc.
filed 2026-11-05
CIK 1600033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 29, 2026 was 59,147,637 shares.

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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include the following:
•The beauty industry is highly competitive, and if we are unable to compete effectively, our business, financial condition and results of operations will suffer.
•Our new product introductions may not be as successful as we anticipate.
•Any damage to our reputation or brands may materially and adversely affect our business, financial condition and results of operations.
•Our success depends, in part, on the quality, efficacy and safety of our products.
•We may not be able to successfully implement our growth strategy.
•Our growth and profitability are dependent on a number of factors, and our historical growth may not be indicative of our future growth.
•We may be unable to continue to grow our business effectively or efficiently, which would harm our business, financial condition and results of operations.
•We have operations in China, which exposes us to risks inherent in doing business in that country.
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
•Acquisitions or investments, such as our acquisition of HRBeauty LLC (“rhode”), could disrupt our business and harm our financial condition.
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

e.l.f. Beauty, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements (unaudited)
e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated balance sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2026	March 31, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$350,799	$289,685	$194,403
Accounts receivable, net	246,229	174,644	154,688
Inventory, net	260,612	220,246	247,390
Prepaid expenses and other current assets	119,985	104,792	110,756
Total current assets	977,625	789,367	707,237
Property and equipment, net	37,742	41,496	44,419
Intangible assets, net	530,843	553,110	575,376
Goodwill	853,475	853,475	851,830
Other assets	167,563	156,710	139,920
Total assets	$2,567,248	$2,394,158	$2,318,782

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$30,000	$30,000	$22,500
Current portion of contingent consideration	30,000	26,227	—
Accounts payable	124,046	97,467	109,296
Accrued expenses and other current liabilities	196,202	182,470	130,074
Total current liabilities	380,248	336,164	261,870
Long-term debt	794,646	809,348	831,551
Long-term contingent consideration	68,507	38,522	—
Deferred tax liabilities	6,228	6,197	20,897
Long-term operating lease obligations	88,135	69,928	55,629
Other long-term liabilities	3,974	3,469	9,826
Total liabilities	1,341,738	1,263,628	1,179,773

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, par value of $0.01 per share; 250,000,000 shares authorized as of September 30, 2026, March 31, 2026 and September 30, 2025; 59,075,366, 59,089,708 and 59,430,231 shares issued and outstanding as of September 30, 2026, March 31, 2026 and September 30, 2025, respectively	590	590	593
Additional paid-in capital	1,283,235	1,284,987	1,283,385
Accumulated other comprehensive income	985	882	971
Accumulated deficit	(59,300)	(155,929)	(145,940)
Total stockholders' equity	1,225,510	1,130,530	1,139,009
Total liabilities and stockholders' equity	$2,567,248	$2,394,158	$2,318,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of operations
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net sales	$520,816	$343,936	$1,000,189	$697,675
Cost of sales	150,592	105,078	231,125	214,276
Gross profit	370,224	238,858	769,064	483,399
Selling, general and administrative expenses	300,120	231,142	580,439	426,974
Change in fair value of contingent consideration	17,678	—	33,758	—
Operating income	52,426	7,716	154,867	56,425
Other income (expense), net	563	(1,878)	232	3,159
Interest expense, net	(9,978)	(9,153)	(17,786)	(11,785)
Loss on extinguishment of debt	—	(674)	—	(674)
Income (loss) before (provision for) benefit from income taxes	43,011	(3,989)	137,313	47,125
Income tax (provision) benefit	(12,981)	6,985	(40,684)	(10,818)
Net income	$30,030	$2,996	$96,629	$36,307

Net income per share:
Basic	$0.51	$0.05	$1.64	$0.63
Diluted	$0.50	$0.05	$1.61	$0.62
Weighted average shares outstanding:
Basic	59,030,317	58,361,701	59,087,140	57,350,647
Diluted	60,089,314	59,593,910	59,898,471	58,640,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(unaudited)
(in thousands)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net income	$30,030	$2,996	$96,629	$36,307
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	60	(236)	103	450
Other comprehensive income (loss), net of tax	60	(236)	103	450
Comprehensive income	$30,090	$2,760	$96,732	$36,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of March 31, 2026	59,089,708	$590	$1,284,987	$882	$(155,929)	$1,130,530
Net income	—	—	—	—	66,599	66,599
Stock-based compensation	—	—	19,678	—	—	19,678
Exercise of stock options and vesting of restricted stock	747,351	8	2,014	—	—	2,022
Repurchase of common stock	(900,063)	(9)	(49,973)	—	—	(49,982)
Foreign currency translation adjustment	—	—	—	43	—	43
Balance as of June 30, 2026	58,936,996	$589	$1,256,706	$925	$(89,330)	$1,168,890
Net income	—	—	—	—	30,030	30,030
Stock-based compensation	—	—	24,628	—	—	24,628
Exercise of stock options and vesting of restricted stock	138,370	1	1,901	—	—	1,902
Foreign currency translation adjustment	—	—	—	60	—	60
Balance as of September 30, 2026	59,075,366	$590	$1,283,235	$985	$(59,300)	$1,225,510
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

e.l.f. Beauty, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(unaudited)
(in thousands)

	Six months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$96,629	$36,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,162	31,478
Non-cash lease expense	7,174	5,541
Stock-based compensation expense	44,304	39,345
Amortization of debt issuance costs and discount on debt	948	487
Deferred income taxes	(6,754)	18,716
Acquisition-related seller expenses	—	(47,100)
Loss on extinguishment of debt	—	674
Change in fair value of contingent consideration	33,758	—
Other, net	583	2,390
Changes in operating assets and liabilities:
Accounts receivable	(71,423)	2,958
Inventory	(40,218)	(19,211)
Prepaid expenses and other assets	(23,923)	(48,755)
Accounts payable and accrued expenses	39,698	24,358
Other liabilities	(4,628)	3,460
Net cash provided by operating activities	126,310	50,648

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(580,603)
Purchase of property and equipment	(3,981)	(13,944)
Other, net	(240)	(464)
Net cash used in investing activities	(4,221)	(595,011)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	50,000
Repayment of revolving line of credit	—	(50,000)
Proceeds from long-term debt	—	600,000
Repayment of long-term debt	(15,000)	—
Debt issuance costs paid	—	(6,891)
Repurchase of common stock	(49,982)	—
Cash received from issuance of common stock	3,924	1,771
Net cash (used in) provided by financing activities	(61,058)	594,880

Effect of exchange rate changes on cash, cash equivalents and restricted cash	83	194

Net increase in cash, cash equivalents and restricted cash	61,114	50,711
Cash, cash equivalents and restricted cash - beginning of period	289,685	148,692
Cash, cash equivalents and restricted cash - end of period	$350,799	$199,403
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, March 31, 2026 and September 30, 2025, and its results of operations and stockholders' equity for the three and six months ended September 30, 2026 and September 30, 2025 and its cash flows for the six months ended September 30, 2026 and September 30, 2025. All intercompany balances and transactions have been eliminated in consolidation.
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

The Company performs valuations of assets acquired and liabilities assumed in acquisitions accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition-date fair value. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information on fair value measurement as part of the Company’s acquisition of rhode, see Note 4, “Acquisition,” in these Notes to our unaudited condensed consolidated financial statements.

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
As of September 30, 2026 and September 30, 2025, included in other assets are retail product displays, net, of $65.9 million and $74.9 million, respectively, that are generally amortized over a period of three years. Amortization expense for retail product displays was $9.7 million and $7.8 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $20.4 million and $15.4 million for the six months ended September 30, 2026 and September 30, 2025, respectively.
As of September 30, 2026 and September 30, 2025, included in prepaid expenses and other current assets are internal-use software costs related to cloud applications, net, of $65.9 million and $59.9 million, respectively, that are generally amortized over a period of three years. Amortization expenses for internal-use software costs related to cloud applications was $4.6 million and $3.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $9.0 million and $5.0 million for the six months ended September 30, 2026 and September 30, 2025, respectively.
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
The Company’s CODM, who is the Chief Executive Officer, assesses performance of the segment and decides how to allocate resources based on consolidated net income as reported on the statements of operations. The CODM reviews measures of segment profits or loss by comparing budgeted versus actual and forecasted results, for purposes of assessing performance, allocating resources and making decisions. See Note 14, “Segment information,” in these Notes to unaudited condensed consolidated financial statements for additional information about the Company’s reported segment revenue, significant segment expenses and segment net income.
The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table provides disaggregated revenue from contracts with customers by geographical market, as the nature, amount, timing and uncertainty of revenue and cash flows can differ between domestic and international customers (in thousands).

	Three months ended September 30,		Six months ended September 30,
Net sales by geographic region:	2026	2025	2026	2025
United States	$346,659	$278,228	$714,704	$562,837
International	174,157	65,708	285,485	134,838
Total net sales	$520,816	$343,936	$1,000,189	$697,675
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
Contingent Consideration
In connection with the acquisition of rhode, the Company recorded a liability at fair value for the contingent consideration potentially payable to the sellers of rhode subject to achievement of certain earnout thresholds, with a maximum payment of $200.0 million. The Company expects to pay contingent consideration (if due and owing) annually within 30 days after each measurement period ending September 30, 2026, 2027, and 2028 in which the earnout milestones are achieved. The fair value of the liability is estimated using discounted future cash flows based on a Monte Carlo simulation methodology using significant level 3 inputs such as forecasts of revenue. The Company evaluates the fair value of the contingent consideration each reporting period and adjusts the carrying value as new information becomes available. See Note 4, “Acquisition,” in these Notes to unaudited condensed consolidated financial statements.
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
As of September 30, 2026, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.

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
Note 3—Restricted cash
Restricted cash amounting to $5.0 million as of September 30, 2025, included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheets, represents part of the purchase consideration held in escrow for the settlement of general representation and warranty provisions in connection with the Company’s acquisition of rhode. The Company determines current or non-current classification of restricted cash based on the expected duration of the restriction.
The reconciliation of cash, cash equivalents and restricted cash recorded in the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows are as follows (in thousands):

	Balance sheet classification	September 30, 2026	March 31, 2026	September 30, 2025
Cash and cash equivalents	Cash and cash equivalents	$350,799	$289,685	$194,403
Restricted cash held in escrow	Prepaid expenses and other current assets	—	—	5,000
Cash, cash equivalents and restricted cash - end of period		$350,799	$289,685	$199,403

Note 4—Acquisition
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

The Company incurred and expensed acquisition transaction costs of $0.1 million and $3.6 million during the three months ended September 30, 2026 and September 30, 2025, respectively, and $0.3 million and $7.2 million during the six months ended September 30, 2026 and September 30, 2025, respectively. These costs are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
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
Valuation of potential earnout
In connection with the rhode Acquisition, the Company initially recorded a liability for contingent consideration of $7.1 million, payable upon achievement of certain earnout milestones by 2028, with a maximum cash payment of $200 million. As of September 30, 2026, the contingent consideration was remeasured to $98.5 million, driven by the outperformance of rhode's revenue results since the acquisition date, and a revised upward forecast for the remainder of the performance periods. The Company considered the time value of money in evaluating the fair value of the contingent consideration. The fair value of the liability is calculated using Monte Carlo simulation based on corresponding projected revenue. Accordingly, the volatility and discount rate was adjusted to reflect the risk profile of recurring revenue. This amount is reflected as "Contingent consideration" on the condensed consolidated balance sheets. The fair value adjustments of $33.8 million and $57.6 million were recognized in “Change in fair value of contingent consideration” within the consolidated statement of operations during the six months ended September 30, 2026 and fourth quarter of fiscal 2026, respectively. The first year earnout milestone covering the period ended September 30, 2026 has been met and the Company paid the corresponding earnout of $30 million on October 30, 2026. If the remaining earnout milestones are not met, no additional payments will be made.
The measurement includes significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820, “Fair Value Measurement”.

Certain financial information
Since the acquisition date, the results of operations for rhode of $52.4 million of net sales and $15.1 million of net income for the three months ended September 30, 2025, have been included within the accompanying condensed consolidated statements of operations.
The following table presents the net sales and net income of the combined companies on an unaudited pro forma basis, had the rhode acquisition date been April 1, 2024. The unaudited pro forma financial information includes, where applicable, adjustments for (i) amortization expense related to acquired intangible assets, (ii) additional interest expense for borrowings related to funding the rhode Acquisition, and (iii) associated tax-related impacts of adjustments. These pro forma adjustments are based on the available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the rhode Acquisition with the Company's historical financial information on a pro forma basis. Adjustments do not include costs related to integration activities, cost savings, or synergies that have been or may be achieved by the combined business. The net sales and net income of the combined companies on an unaudited pro forma basis, are as follows (in thousands):

	Three months ended	Six months ended
	September 30, 2025	September 30, 2025
Net sales	$401,610	$795,597
Net income	13,040	40,042
The unaudited pro forma financial information shown in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the rhode Acquisition had taken place at April 1, 2024 (the beginning of the comparable prior annual reporting period presented in the period of acquisition).
Note 5—Goodwill and other intangible assets
Information regarding the Company’s goodwill and other intangible assets as of September 30, 2026 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 to 12 years	$202,200	$(90,763)	$111,437
Customer relationships – e-commerce	3 years	21,540	(21,540)	—
Trademarks	10 to 15 years	404,300	(48,694)	355,606
Total finite-lived intangibles		628,040	(160,997)	467,043
Trademarks	Indefinite	63,800	—	63,800
Goodwill		853,475	—	853,475
Total goodwill and other intangibles		$1,545,315	$(160,997)	$1,384,318
Information regarding the Company’s goodwill and other intangible assets as of March 31, 2026 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 to 12 years	$202,200	$(84,964)	$117,236
Customer relationships – e-commerce	3 years	21,540	(18,607)	2,933
Trademarks	10 to 15 years	404,300	(35,159)	369,141
Total finite-lived intangibles		628,040	(138,730)	489,310
Trademarks	Indefinite	63,800	—	63,800
Goodwill		853,475	—	853,475
Total goodwill and other intangibles		$1,545,315	$(138,730)	$1,406,585

Information regarding the Company’s goodwill and other intangible assets as of September 30, 2025 is as follows (in thousands):

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships – retailers	10 to 12 years	$202,200	$(79,166)	$123,034
Customer relationships – e-commerce	3 years	21,540	(15,674)	5,866
Trademarks	10 to 15 years	404,300	(21,624)	382,676
Total finite-lived intangibles		628,040	(116,464)	511,576
Trademarks	Indefinite	63,800	—	63,800
Goodwill		851,830	—	851,830
Total goodwill and other intangibles		$1,543,670	$(116,464)	$1,427,206
The Company has not recognized any impairment charges on its goodwill or other intangible assets. Amortization expenses on finite-lived intangible assets were $11.1 million and $8.9 million in the three months ended September 30, 2026 and September 30, 2025, respectively, and $22.3 million and $13.2 million in the six months ended September 30, 2026 and September 30, 2025, respectively. Certain trademark assets have been classified as indefinite-lived intangible assets and accordingly, are not subject to amortization.
The estimated future amortization expense related to the finite-lived intangible assets, assuming no impairment as of September 30, 2026, is as follows (in thousands):

Remainder of fiscal 2027	$19,333
2028	38,667
2029	38,667
2030	38,564
2031	37,437
Thereafter	294,375
Total	$467,043
Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2026, March 31, 2026 and September 30, 2025 consists of the following (in thousands):

	September 30, 2026	March 31, 2026	September 30, 2025
Accrued expenses	$74,304	$61,985	$59,617
Accrued inventory	19,371	16,217	25,179
Accrued marketing	25,011	43,293	17,684
Current portion of operating lease liabilities	7,547	7,624	8,147
Accrued compensation	31,661	41,948	9,310
Taxes payable	31,399	8,964	2,794
Other current liabilities	6,909	2,439	7,343
Accrued expenses and other current liabilities	$196,202	$182,470	$130,074

Note 7—Debt
The Company’s outstanding debt as of September 30, 2026, March 31, 2026 and September 30, 2025 consists of the following (in thousands):

	September 30, 2026	March 31, 2026	September 30, 2025
Debt:
Revolving line of credit(1)	$256,676	$256,676	$256,676
Term loan(1)	570,000	585,000	600,000
Total debt	826,676	841,676	856,676
Less: debt issuance costs	(2,030)	(2,328)	(2,625)
Total debt, net of issuance costs	824,646	839,348	854,051
Less: current portion	(30,000)	(30,000)	(22,500)
Long-term portion of debt	$794,646	$809,348	$831,551
(1) See further discussion below. As of September 30, 2026, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement (as defined below).
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
The Fourth Amendment also amended the Pledge and Security Agreement, dated as of December 23, 2016, among the Company, certain of its subsidiaries, and the Bank of Montreal (the “Agent”) pursuant to which certain covenants and thresholds set forth therein were amended, amongst other changes.
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
The interest rate as of September 30, 2026 for the Amended Credit Agreement was approximately 5.5%.
The interest rate as of September 30, 2026 for the Revolving Credit Facility was approximately 5.6%. The unused balance of the Revolving Credit Facility as of September 30, 2026 was $243.3 million.
The Company’s debt outstanding as of September 30, 2026, matures as follows (in thousands):

Remainder of fiscal 2027	$15,000
2028	30,000
2029	37,500
2030	744,176
Total Debt	826,676
Less: Unamortized discounts and debt issuance costs	(2,030)
Total debt, net of unamortized discounts and debt issuance costs	$824,646

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
Securities Class Action and Stockholder Derivative Matters
On March 6, 2025 and April 8, 2025, the Company, its Chief Executive Officer, and its Chief Financial Officer (collectively, “Defendants”) were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Northern District of California by plaintiffs Luke Rottman and Boston Retirement System. The complaints in both purported securities class actions allege that Defendants made false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and violated Section 20(a) of the Exchange Act, and seek damages and other relief. On May 28, 2025, the court consolidated the two putative securities class action suits, and appointed Boston Retirement System and Metropolitan Employee Benefit System as lead plaintiffs. Lead plaintiffs filed an amended consolidated complaint on July 23, 2025. Defendants filed a motion to dismiss the amended consolidated complaint on September 5, 2025. On February 4, 2026, the Court granted defendants’ motion to dismiss as to nearly all of plaintiffs’ challenged statements, but found that plaintiffs adequately stated a claim as to statements made on November 21, 2024. Lead Plaintiffs did not file a second amended complaint, and Defendants filed an answer responding to the consolidated complaint on April 3, 2026. On July 24, 2026, lead plaintiffs filed a motion for class certification, and Defendants filed their opposition to plaintiff’s motion for class certification on September 25, 2026. On October 21, 2026, the parties reached a settlement-in-principle to resolve this matter. The parties are in the process of negotiating a definitive settlement agreement, which will then be submitted for Court approval. Based upon the terms of the settlement-in-principle, the Company expects that the settlement will be funded by certain of its insurance carriers.
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
Tariff Matters

On February 20, 2026, the Supreme Court of the United States (the “Supreme Court”) invalidated tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ruling did not address the availability, timing or mechanics of any potential refunds related to tariffs previously collected, and the outcome of any related administrative or legal processes remains uncertain. In March 2026, the US Court of International Trade (“CIT”) issued an order for the US Customs and Border Protection (“CBP”) to treat the IEEPA Tariffs as unlawful and administer affected import entries accordingly. As a result of the order, the CBP must recalculate duties without the IEEPA tariffs and ensure that importers of record receive the benefit of the Supreme Court ruling in the form of refunds for such amounts paid and interest. In June 2026, the US administration appealed the CIT order to the US Court of Appeals for the Federal Circuit.
As of September 30, 2026, the Company paid approximately $60.3 million of IEEPA Tariffs. Of this amount, the Company received tariff refunds of approximately $51.7 million ($1.7 million and $51.7 million recognized as a reduction in cost of sales during the three and six months ended September 30, 2026, respectively) plus $2.1 million in applicable interest ($30.2 thousand and $2.1 million recognized as interest income during the three and six months ended September 30, 2026, respectively). As of September 30, 2026, the Company has not recorded a receivable related to potential additional refunds for the remaining IEEPA Tariffs paid by the Company. The ultimate resolution of this matter, including the potential outcome of the administration’s appeal of the CIT’s order, the extent and manner in which costs previously incurred and paid may be recoverable through the CBP, and the timing of any potential recovery of the remaining IEEPA Tariffs paid by the Company remains uncertain.
Immediately after the Supreme Court’s ruling on IEEPA tariffs, the US administration implemented new tariffs under Section 122 of the Trade Act of 1974 (“Trade Act”), which permits temporary import surcharges subject to statutory limits and duration requirements. Multiple legal challenges to the Section 122 tariffs have been filed. On May 7, 2026, the CIT ruled that the Section 122 tariffs are unlawful; however, the court's injunction applies only to the named plaintiffs, and the tariffs remained in effect for all other importers pending appeal. The appeal is currently pending. The Section 122 tariffs automatically expired after their statutory 150-day limit on July 24, 2026.
On July 23, 2026, the US administration also finalized new tariffs under Section 301 of the Trade Act of 1974 on goods from 60 trading economies for their failure to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. These tariffs, effective July 24, 2026, immediately replaced the temporary Section 122 duties. Rates for these Section 301 tariffs range from 10% to 12.5%, with a separate structure for calculating the Section 301 tariffs on countries with Most-Favored-Nation (“MFN”) trade status.
Note 9—Income taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate as adjusted for any discrete items. The Company’s income tax provision was $13.0 million for the three months ended September 30, 2026 and the Company’s income tax benefit was $7.0 million for the three months ended September 30, 2025, with an effective tax rate of 30.2% and 175.1% for the three months ended September 30, 2026 and September 30, 2025, respectively. The Company’s income tax provision was $40.7 million and $10.8 million for the six months ended September 30, 2026 and September 30, 2025, respectively, with an effective tax rate of 29.6% and 23.0% for the six months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rate differs from the US statutory tax rate primarily due to state and local income taxes, and discrete tax impacts related to stock-based compensation and limitations on certain deductible compensation.

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
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with rules that became effective in 2024 and expanded in 2025. Some jurisdictions in which the Company operates have enacted Pillar 2 legislation, while others continue to advance implementation. The US has not adopted the rules. On January 5, 2026, the OECD/G20 released the Side by Side (SbS) package, which provides administrative simplifications and new safe harbors, including exemptions from foreign income inclusion and undertaxed profits rules for qualifying US-parented groups and an extension of the Transitional Country-by-Country Reporting Safe Harbor through 2027. The Company is monitoring these developments and evaluating potential impacts. Based on current information, the Company has considered Pillar 2 tax within the provision for income taxes and does not expect Pillar 2 to have a material effect on its effective tax rate or consolidated financial statements.
Note 10—Stock-based compensation
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Total stock-based compensation is shown in the table below (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Service-based vesting options	$—	$19	$—	$37
RSUs	24,627	29,458	44,304	39,308
Total stock compensation expense	$24,627	$29,477	$44,304	$39,345
As of September 30, 2026, there was $146.6 million of total unrecognized stock-based compensation cost related to unvested RSUs (including performance-based RSUs), which is expected to be recognized over the remaining weighted-average period of 2.6 years.
Note 11—Repurchase of common stock
On August 27, 2024, the Company announced that its board of directors authorized a new share repurchase program to acquire up to $500.0 million of the Company’s common stock (the “2024 Share Repurchase Program”). The Company repurchased a total of 900,063 shares for $50.0 million at an average price of $55.53 per share during the three months ended June 30, 2026 under the 2024 Share Repurchase Program. The shares were immediately retired after repurchase. The Company did not repurchase any shares under the 2024 Share Repurchase Program during the three months ended September 30, 2026, and during the three and six months ended September 30, 2025.
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
A total of $350.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of September 30, 2026.

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

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$30,030	$2,996	$96,629	$36,307

Denominator:
Weighted-average common shares outstanding – basic	59,030,317	58,361,701	59,087,140	57,350,647
Dilutive common equivalent shares from equity awards	1,058,997	1,232,209	811,331	1,289,381
Weighted-average common shares outstanding – diluted	60,089,314	59,593,910	59,898,471	58,640,028

Net income per share:
Basic	$0.51	$0.05	$1.64	$0.63
Diluted	$0.50	$0.05	$1.61	$0.62
Weighted-average anti-dilutive shares from outstanding equity awards excluded from diluted earnings per share	457,785	262,518	536,038	360,250
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

Supplemental balance sheet information related to leases as of September 30, 2026, March 31, 2026 and September 30, 2025 is as follows (in thousands):

	Classification	September 30, 2026	March 31, 2026	September 30, 2025
Assets
Operating lease assets	Other assets	$76,861	$61,703	$52,470
Total leased assets		$76,861	$61,703	$52,470
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$7,547	$7,624	$8,147
Noncurrent
Operating	Long-term operating lease obligations	88,135	69,928	55,629
Total lease liabilities		$95,682	$77,552	$63,776
For the three and six months ended September 30, 2026 and September 30, 2025, the components of operating lease costs were as follows (in thousands):

		Three months ended September 30,		Six months ended September 30,
	Classification	2026	2025	2026	2025
Operating lease cost	Selling, general and administrative (“SG&A”) expenses	$5,120	$3,876	$10,191	$7,743
Total lease cost		$5,120	$3,876	$10,191	$7,743
As of September 30, 2026, the aggregate future minimum lease payments under non-cancellable operating leases presented in accordance with ASC 842 are as follows (in thousands):

Remainder of fiscal 2027	$5,213
2028	16,292
2029	18,468
2030	17,683
2031	18,104
Thereafter	44,107
Total lease payments	119,867
Less: Interest	(24,185)
Present value of lease liabilities	$95,682
As of September 30, 2026 and September 30, 2025, the weighted-average remaining lease term (in years) and discount rate were as follows:

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term
Operating leases	7.1 years	8.4 years
Weighted-average discount rate
Operating leases	6.0%	6.1%
Operating cash outflows from operating leases for the six months ended September 30, 2026 and September 30, 2025 were $7.8 million and $4.3 million, respectively. Right-of-use assets obtained in exchange for lease obligations for the six months ended September 30, 2026 and September 30, 2025 were $22.3 million and $3.3 million, respectively.

Note 14—Segment information
The following provides additional information about the Company’s reported segment revenue, significant segment expenses and segment net income (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Revenue	$520,816	$343,936	$1,000,189	$697,675
Cost of sales	150,592	105,078	231,125	214,276
Gross profit	370,224	238,858	769,064	483,399
Marketing, merchandising and distribution costs	172,763	128,259	344,508	250,081
Compensation and benefits	69,092	57,297	124,077	93,704
Other operating costs(1)	75,943	45,586	145,612	83,189
Segment expenses	317,798	231,142	614,197	426,974
Operating income	52,426	7,716	154,867	56,425
Other income (expense), net	563	(1,878)	232	3,159
Interest expense, net	(9,978)	(9,153)	(17,786)	(11,785)
Loss on extinguishment of debt	—	(674)	—	(674)
Income tax (expense) benefit	(12,981)	6,985	(40,684)	(10,818)
Net income	$30,030	$2,996	$96,629	$36,307
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
Update on Tariffs
A portion of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. Throughout 2025, we were subject to a range of tariff rates on imports from China ranging from 25% to as high as 170%.
On July 31, 2025, the US administration issued a formal Executive Order modifying the reciprocal tariff regime under the IEEPA. However, in February 2026, the Supreme Court ruled that the IEEPA does not authorize the US administration to impose tariffs, and the tariffs paid by importers under the Executive Order are subject to refund. As of September 30, 2026, we paid approximately $60.3 million of IEEPA Tariffs. Of this amount, we received tariff refunds of approximately $51.7 million ($1.7 million and $51.7 million recognized as a reduction in cost of sales during the three and six months ended September 30, 2026, respectively) plus $2.1 million in applicable interest ($30.2 thousand and $2.1 million recognized as interest income during the three and six months ended September 30, 2026, respectively).
Effective February 24, 2026, the US administration imposed a 10% global tariff under Section 122 of the Trade Act of 1974 that remained in place until July 24, 2026. Multiple legal challenges to the Section 122 tariffs were filed, and on May 7, 2026, the CIT ruled that the Section 122 tariffs to be unlawful; however, the court's injunction applied only to the named plaintiffs, and the tariffs remained in effect for all other importers pending appeal until their expiration in July 2026. The appeal is currently pending.
These tariffs, as well as a government’s adoption of “buy national” and similar policies or retaliation by another government against such tariffs or policies, could introduce significant uncertainty into the market and may affect the prices and supply of the products available to us. Tariffs also can impact our suppliers’ ability to source products efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our customers or secure adequate alternative sources of products or materials for our products, which would have a material adverse effect on our business, financial condition and results of operations.
See the risk factor titled “Changes in the US and international trade policies, including tariffs (and uncertainty related to the enforceability and implementation thereof), trade restrictions and retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our business, financial condition and results of operations” included as part of Item 1A. Risk factors of this Quarterly Report on Form 10-Q for additional information regarding risk related to tariffs.

Our Acquisition of rhode

On August 5, 2025, we consummated the acquisition of rhode, the fast-growing, multi-category lifestyle beauty brand founded by Hailey Bieber for a purchase price of $897.5 million in a combination of cash, shares of our common stock, and a potential earnout. See Note 4, “Acquisition,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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
Results of operations
The following table sets forth our consolidated statements of operations data in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$520,816	$343,936	$1,000,189	$697,675
Cost of sales	150,592	105,078	231,125	214,276
Gross profit	370,224	238,858	769,064	483,399
Selling, general and administrative expenses	300,120	231,142	580,439	426,974
Change in fair value of contingent consideration	17,678	—	33,758	—
Operating income	52,426	7,716	154,867	56,425
Other income (expense), net	563	(1,878)	232	3,159
Interest expense, net	(9,978)	(9,153)	(17,786)	(11,785)
Loss on extinguishment of debt	—	(674)	—	(674)
Income (loss) before (provision for) benefit from income taxes	43,011	(3,989)	137,313	47,125
Income tax (provision) benefit	(12,981)	6,985	(40,684)	(10,818)
Net income	$30,030	$2,996	$96,629	$36,307

	Three months ended September 30,		Six months ended September 30,
(percentage of net sales)	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Cost of sales	29%	31%	23%	31%
Gross margin	71%	69%	77%	69%
Selling, general and administrative (“SG&A”) expenses	58%	67%	58%	61%
Change in fair value of contingent consideration	3%	—%	3%	—%
Operating income	10%	2%	15%	8%
Other income (expense), net	—%	(1)%	—%	—%
Interest expense, net	(2)%	(3)%	(2)%	(2)%
Loss on extinguishment of debt	—%	—%	—%	—%
Income (loss) before (provision for) benefit from income taxes	8%	(1)%	14%	7%
Income tax (provision) benefit	(2)%	2%	(4)%	(2)%
Net income	6%	1%	10%	5%
Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025
Net sales
Net sales increased $176.9 million, or 51%, to $520.8 million for the three months ended September 30, 2026, compared to $343.9 million for the three months ended September 30, 2025. Net sales growth was driven by strong performance in both our retailer and e-commerce channels. Net sales increased $143.9 million, or 53%, in our retailer channels and $32.9 million, or 45%, in our e-commerce channels. From a price and volume perspective, a higher volume of units sold drove $107.8 million increase in net sales. A higher average item price and mix drove the remaining $69.1 million increase in net sales as compared to the three months ended September 30, 2025.

Gross profit
Gross profit increased $131.4 million, or 55%, to $370.2 million for the three months ended September 30, 2026, compared to $238.9 million for the three months ended September 30, 2025. This growth was inclusive of the benefit from $1.7 million in incremental IEEPA tariff refunds flowing through cost of sales during the three months ended September 30, 2026. The remaining growth was primarily attributable to higher volume which drove an increase of $74.8 million and a higher average item price and mix, together with lower year-over-year tariffs, increasing gross profit by $54.9 million. Gross margin increased approximately 160 basis points to 71% when compared to the three months ended September 30, 2025, including approximately 30 basis points benefit from the incremental IEEPA tariff refunds, with the remaining increase primarily driven by lower year-over-year tariffs and benefits from a favorable mix, partially offset by price investments.
Selling, general and administrative expenses
SG&A expenses were $300.1 million for the three months ended September 30, 2026, an increase of $69.0 million, or 30%, from $231.1 million for the three months ended September 30, 2025. The $69.0 million increase was primarily related to increases in marketing, merchandising and distribution costs of $44.5 million, increased compensation and benefits expense of $11.8 million, and increased depreciation and amortization of $5.8 million.
Change in fair value of contingent consideration
In connection with the rhode Acquisition, the Company recorded a fair value adjustment of $17.7 million for the three months ended September 30, 2026, driven by the outperformance of rhode's revenue results relative to the earnout thresholds set forth in the Merger Agreement entered into in connection with the rhode Acquisition.

Other income (expense), net
Other income, net totaled $0.6 million for the three months ended September 30, 2026, as compared to other expense, net of $1.9 million for the three months ended September 30, 2025. The year-over-year variance was primarily due to a decrease in foreign currency exchange loss in the period primarily attributable to foreign currency rate fluctuation between the British pound and US dollar.
Interest expense, net
Interest expense, net was $10.0 million for the three months ended September 30, 2026, as compared to $9.2 million for the three months ended September 30, 2025. The year-over-year variance was primarily due to the Fifth Amendment which established the Term Facility and increased our outstanding debt. See Note 7, “Debt,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our debt.

Income tax (provision) benefit
The income tax provision was $13.0 million, or an effective rate of 30.2%, for the three months ended September 30, 2026, as compared to a tax benefit of $7.0 million, or an effective rate of 175.1%, for the three months ended September 30, 2025. The change in the income tax provision was primarily driven by the tax effects of an increase in income before taxes of $47.0 million, and a decrease in discrete tax benefits of $2.3 million, primarily related to stock-based compensation and the tax effects of IEEPA tariff refunds and associated interest.
Comparison of the six months ended September 30, 2026 to the six months ended September 30, 2025
Net sales
Net sales increased $302.5 million, or 43%, to $1,000.2 million for the six months ended September 30, 2026, compared to $697.7 million for the six months ended September 30, 2025. Net sales growth was driven by strong performance in both our retailer and e-commerce channels. Net sales increased $189.6 million, or 34%, in our retailer channels and $112.9 million, or 84%, in our e-commerce channels. From a price and mix perspective, higher average item price and mix drove $217.0 million increase in net sales as compared to the six months ended September 30, 2025. A higher volume drove the remaining increase in net sales by $85.5 million.

Gross profit
Gross profit increased $285.7 million, or 59%, to $769.1 million for the six months ended September 30, 2026, compared to $483.4 million for the six months ended September 30, 2025. This growth was inclusive of the benefit from a $51.7 million IEEPA tariff refund flowing through cost of sales during the six months ended September 30, 2026. The remaining growth was primarily driven by a higher average item price and mix, together with lower year-over-year tariffs, which drove an increase of $174.7 million and higher volume increasing gross profit by $59.3 million. Gross margin increased approximately 760 basis points to 77% when compared to the six months ended September 30, 2025, including approximately 520 basis points benefit from the IEEPA tariff refunds, with the remaining increase primarily driven by lower year-over-year tariffs, prior year pricing and benefits from a favorable mix, partially offset by price investments.
Selling, general and administrative expenses
SG&A expenses were $580.4 million for the six months ended September 30, 2026, an increase of $153.5 million, or 36%, from $427.0 million for the six months ended September 30, 2025. The $153.5 million increase was primarily related to increases in marketing, merchandising and distribution costs of $94.4 million, increased compensation and benefits expense of $30.4 million, and increased depreciation and amortization of $18.7 million.
Change in fair value of contingent consideration
In connection with the rhode Acquisition, the Company recorded a fair value adjustment of $33.8 million for the six months ended September 30, 2026, driven by the outperformance of rhode's revenue results relative to the earnout thresholds set forth in the Merger Agreement entered into in connection with the rhode Acquisition.

Other income (expense), net
Other income, net totaled $0.2 million for the six months ended September 30, 2026, as compared to $3.2 million for the six months ended September 30, 2025. The year-over-year variance was primarily due to a decrease in foreign currency exchange gain in the period primarily attributable to foreign currency rate fluctuation between the British pound and US dollar.
Interest expense, net
Interest expense, net was $17.8 million for the six months ended September 30, 2026, as compared to $11.8 million for the six months ended September 30, 2025. The year-over-year variance was primarily due to the Fifth Amendment which established the Term Facility and increased our outstanding debt. See Note 7, “Debt,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on our debt. The increase was partially offset by $2.1 million of interest income associated with the IEEPA refunds received during the six months ended September 30, 2026.

Income tax provision
The income tax provision was $40.7 million, or an effective rate of 29.6%, for the six months ended September 30, 2026, as compared to a provision of $10.8 million, or an effective rate of 23.0%, for the six months ended September 30, 2025. The change in the income tax provision was primarily driven by the tax effects of an increase in income before taxes of $90.2 million, and a decrease in discrete tax benefits of $19.6 million, primarily related to stock-based compensation and the tax effects of IEEPA tariff refunds and associated interest.
Financial condition, liquidity and capital resources
Overview
As of September 30, 2026, we had $350.8 million of cash and cash equivalents. In addition, as of September 30, 2026, we had borrowing capacity of $243.3 million under our Revolving Credit Facility.
Our primary cash needs are for working capital, fixturing, retail product displays and digital investment. We have also used cash for acquisitions. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities and expansion within or to additional retailer store locations. We expect to fund ongoing cash needs from existing cash and cash equivalents, cash generated from operations and, if necessary, draws on our Revolving Credit Facility.
Our primary working capital requirements are for product and product-related costs, payroll, rent, distribution costs and marketing. Fluctuations in working capital are primarily driven by the timing of when a retailer rearranges or restocks its products, expansion of space within our existing retailer base, expansion to new retailers and the general seasonality of our business. As of September 30, 2026, we had working capital, excluding cash and cash equivalents, of $246.6 million, compared to $163.5 million as of March 31, 2026. Working capital, excluding cash and cash equivalents and debt, was $276.6 million and $193.5 million as of September 30, 2026 and March 31, 2026, respectively.
We believe that our operating cash flow, existing cash and cash equivalents and available financing under the Revolving Credit Facility will be adequate to meet our planned operating, investing and financing needs for the next twelve months. The unused balance of the Revolving Credit Facility as of September 30, 2026 was $243.3 million. If necessary, we can borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
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

Cash flows

	Six months ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$126,310	$50,648
Investing activities	(4,221)	(595,011)
Financing activities	(61,058)	594,880
Cash provided by operating activities
For the six months ended September 30, 2026, net cash provided by operating activities was $126.3 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $226.8 million, which is inclusive of $53.8 million benefit from IEEPA tariff refunds and $33.8 million change in fair value of contingent consideration, partially offset by an increase in working capital of $100.5 million. The increase in working capital was primarily driven by a $71.4 million increase in accounts receivable, a $40.2 million increase in inventory, a $23.9 million increase in prepaid expense and other assets, and a $4.6 million decrease related to other liabilities, partially offset by a $39.7 million increase in accounts payable and accrued expenses.
For the six months ended September 30, 2025, net cash provided by operating activities was $50.6 million. This included net income as adjusted for depreciation, amortization and other non-cash items of $134.9 million, partially offset by acquisition-related seller expenses of $47.1 million in connection with the rhode Acquisition and an increase in working capital of $37.2 million. The increase in working capital was primarily driven by a $48.8 million increase in prepaid expense and other assets, and a $19.2 million increase in inventory, partially offset by a $24.4 million increase in accounts payable and accrued expenses, a $3.5 million increase related to other liabilities, and a $3.0 million decrease in accounts receivable.
Cash used in investing activities
For the six months ended September 30, 2026, net cash used in investing activities was $4.2 million primarily consisting of capital expenditures related to fixturing, equipment and software.
For the six months ended September 30, 2025, net cash used in investing activities was $595.0 million primarily related to the rhode Acquisition.
Cash (used in) provided by financing activities
For the six months ended September 30, 2026, net cash used in financing activities was $61.1 million primarily driven by repurchases of our common stock of $50.0 million and repayments on the Amended Term Loan Facility of $15.0 million, partially offset by cash received from the exercise of stock options.
For the six months ended September 30, 2025, net cash provided by financing activities was $594.9 million primarily related to the Fifth Amendment, which established the Term Facility and increased debt.

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
The interest rate as of September 30, 2026 for the Amended Credit Agreement was approximately 5.5%.
The interest rate as of September 30, 2026 for the Revolving Credit Facility was approximately 5.6%. The unused balance of the Revolving Credit Facility as of September 30, 2026 was $243.3 million.

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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures over financial reporting
As of September 30, 2026, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
We have assessed the impact on changes to our internal controls over financial reporting and concluded that there have been no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk factors related to the beauty industry
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, financial condition and results of operations will suffer.
We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many beauty brands under ownership and independent beauty and skincare brands, including those that may target the latest trends or specific distribution channels. Competition in the beauty industry is based on several factors, including new product introductions, pricing, quality of products and packaging, brand awareness, perceived value and quality of products, speed and quality of innovation, product efficacy, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions and existing products by diverse companies across several different categories and distribution channels.
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
The beauty industry is driven in part by fashion and beauty trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for beauty products, consumer attitudes toward our industry and brands and where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, maintain a favorable mix of products and develop our approach as to how and where we market and sell our products. Our growth depends on the continued success of existing products, the successful identification, development and launch of innovative and differentiated new products and the expansion into adjacent categories, channels of distribution and geographies.
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
Our success depends, in part, on the quality, efficacy and safety of our products.
Any loss of confidence on the part of consumers in the ingredients or formulations used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, or inclusion of prohibited ingredients or ingredients perceived to be inferior or unsafe, could tarnish the image of our brands and could cause consumers to choose other products. Allegations of contamination, allergens or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our profitability and image of our brands.
In addition, government authorities and self-regulatory bodies regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely based on geography, and the efforts that we undertake to support our claims may not be deemed adequate for any particular product or claim. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling, or recalling certain products. Any such regulatory action or penalty could also lead to private party actions, or private parties could seek to challenge our claims even in the absence of formal regulatory actions. Any of the foregoing actions taken by regulatory authorities or private parties could result in a material adverse effect on our business, financial condition and results of operations.
If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, our relationships with consumers could suffer, the appeal of one or more of our brands could be diminished, we may need to recall some of our products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products or products supplied by our third-party manufacturers or suppliers to other third parties could reduce consumer demand for our own products if consumers view them to be similar or view the defects as symptomatic of the product category. Any of these outcomes could result in a material adverse effect on our business, financial condition and results of operations.
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
•because a portion of our products are sourced and manufactured in China, our operations are susceptible to risks inherent in doing business there;
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
To the extent that we pay the consideration for any acquisitions or investments in cash, it reduces the amount of cash available to us for other purposes. Acquisitions or investments can also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in connection with our acquisition of Naturium, we paid total consideration of approximately $333.0 million using an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, cash on the balance sheet and approximately $57.8 million of our stock. In connection with our acquisition of rhode, we paid total cash consideration of approximately $590.1 million using the proceeds from an incremental term loan under our existing credit facility, borrowings on our existing revolving facility, and cash on the balance sheet, as well as approximately $300.3 million of our stock, and a potential earnout initially valued at $7.1 million. As of September 30, 2026, the liability for contingent consideration relating to the potential earnout was remeasured to $98.5 million, driven by the outperformance of rhode's revenue results since the acquisition date, and a revised upward forecast for the remainder of the performance periods.

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

Risk factors related to our business operations and macroeconomic conditions
Changes in the US and international trade policies, including tariffs (and uncertainty related to the enforceability and implementation thereof), trade restrictions and retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our business, financial condition and results of operations.
Starting in July 2018, the US government announced a series of lists covering thousands of categories of Chinese origin products subject to US tariffs in addition to the tariffs that have historically applied to such products. A portion of our products are sourced and manufactured in China and have been subject to a US 25% tariff since May 2019. Beginning in early 2025, the US administration announced a series of additional tariffs on most products from countries worldwide, including higher tariffs on substantially all products of Chinese origin. Since then, the US administration has increased, reduced or temporarily paused some of the increased tariffs.
On February 20, 2026, the Supreme Court invalidated tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Although we have received tariff refunds of approximately $51.7 million to date, the availability, timing, and total amount of refunds to be paid in connection with the ruling remains uncertain. Following this ruling, the US administration initiated new tariffs at different rates under alternative legislative powers, and there have been multiple legal challenges to these new tariffs as well. The current US administration may continue to impose additional tariffs under US trade laws. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations and financial conditions is not certain but could be material.

As a result of the additional US tariffs announced since early 2025 as well as inflation, on August 1, 2025, we raised prices globally for all products sold. The uncertainty surrounding existing or invalidated tariffs and any related refund processes has and could impact our cost of goods sold. We may also seek to shift additional production outside of China, resulting in significant costs and disruption to our operations and materially and adversely affecting our costs, sales, business, financial condition and results of operations. Certain of our competitors may be better positioned than us to withstand or react to tariffs or other restrictions on global trade and, as a result, we may lose market share to such competitors.
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
There is also a concern that the imposition of additional tariffs by the United States could result in “buy national” and similar policies or the adoption of tariffs by China and other countries, leading to a global trade war. Trade restrictions implemented by the United States, China, Canada, the United Kingdom (the “UK”), the European Union (the “EU”) or any of the other jurisdictions in which we conduct significant business in connection with a global trade war may affect our suppliers’ ability to source products efficiently or create other supply chain disruptions, impacting the prices of and supply of our products. We may not be able to fully or substantially mitigate the impact of future tariffs and retaliatory trade action by other countries, which would have a material adverse effect on our business, results of operations and financial performance. For a further discussion of our estimated impact of tariffs, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Tariffs”.
A disruption in our operations, including a disruption in the supply chains for our products, could materially and adversely affect our business.
As a company engaged in distribution on a global scale, our operations, including those of our third-party manufacturers, suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (such as works council-related matters), disruptions or delays in shipments (including delays at international and domestic ports), disruptions in information systems, loss or impairment of key manufacturing sites or distribution centers, product quality control, safety, licensing requirements and other regulatory issues, costs (including customs duties, quotas and tariffs), as well as weather events and natural disasters, pandemics (such as the coronavirus pandemic), border disputes, international conflict (such as the war in Iran, the broader conflict in the Middle East and Russia's invasion of Ukraine), acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party manufacturers, suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.
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
We use multiple third-party suppliers and manufacturers, including those based in China, to source and manufacture our products. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other persons and the demands of those persons. Further, we are subject to risks associated with disruptions or delays in shipments whether due to port congestion, container shortages, labor disputes (such as the US port strikes in 2024), product regulations and/or inspections or other factors, weather events, natural disasters or health pandemics, or other transportation disruptions. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.
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
As of September 30, 2026, we had a total of $826.7 million of indebtedness, consisting of amounts outstanding under our credit facilities and finance lease obligations, and a total availability of $243.3 million under our Revolving Credit Facility (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”). Our primary cash needs are for working capital, fixturing, retail product displays, digital investments and debt service. We have also used debt to finance acquisitions. Cash needs typically vary depending on strategic initiatives selected for the fiscal year, including investments in infrastructure, digital capabilities expansion within or to additional retailer store locations, and acquisitions.

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
Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under the Amended Credit Agreement (as defined in Part I, Item 2 “Management’s discussion and analysis of financial condition and results of operations” under the heading “Description of indebtedness”) can terminate their commitments to loan money under the Revolving Credit Facility, and our lenders under the Amended Credit Agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
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
Because a high percentage of our sales are made through our retail customers, our results are subject to risks relating to the general business performance of our key retail customers. Factors that adversely affect our retail customers’ businesses may also have a material adverse effect on our business, financial condition and results of operations. These factors may include:
•any reduction in consumer traffic and demand at our retail customers as a result of strikes, work stoppages or protests, economic downturns, pandemics or other health crises, changes in consumer preferences or reputational damage as a result of, among other developments, data privacy breaches, regulatory investigations or employee misconduct;
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

The regulatory framework for machine learning technology, AI and automated decision making and the technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. Further, there is an increase in litigation in a number of jurisdictions, including the United States, relating to the use of AI, particularly generative AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like, how they are interpreted and enforced, and the market perception of their requirements remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business. For example, in the United States at the federal level, Congress has yet to enact meaningful legislation, and federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of federal legislation, certain states have enacted or proposed laws regulating the use of certain AI technologies. In particular, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interaction, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and US global competitiveness and directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. The White House also released a National Policy Framework for Artificial Intelligence in March 2026 that calls for broad federal preemption of existing state AI laws while taking a “light-touch” regulatory approach using existing agencies. The release of this framework follows the release of a discussion draft of Senator Marsha Blackburn’s TRUMP AMERICA AI Act, which would represent the most comprehensive piece of federal AI legislation proposed in the US. It remains to be seen how agencies will effectuate these directives, and how states will approach AI legislation moving forward. Any or all of the foregoing regulatory developments could affect our use of AI and our ability to provide, improve or commercialize our services, require changes to our operations and processes, and materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.

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
Risk factors related to conducting business internationally
We have operations in China, which exposes us to risks inherent in doing business in that country.
We currently source and manufacture a portion of our products from third-party suppliers and manufacturers in China and have over 100 employees in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events may materially and adversely affect our business, financial condition and results of operations.
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
We sell many of our products to customers located outside the United States. In addition, our third-party suppliers and manufacturers include those which are located in China and certain other foreign countries. We intend to continue to sell to customers outside the United States and maintain our relationships in China and other foreign countries where we have suppliers and manufacturers. Further, we recently opened offices in the UK and India and hired new teams of employees to support our international expansion, and we are establishing additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful.
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

Further, in 2024, the National Security Division of the US Department of Justice (DOJ) issued a new rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk US sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk US sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.
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
We currently source and manufacture a portion of our products from third-party suppliers and manufacturers located outside of the United States, and we have an office in China from which we manage our international supply chain. We sell our products in countries outside of the United States, including through distributors. Our operations are subject to the US Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to United States and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the US Treasury, Office of Foreign Assets Control.
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
On August 27, 2024, we announced that our board of directors authorized a new share repurchase program allowing us to repurchase up to $500.0 million of our outstanding shares of common stock (the “2024 Share Repurchase Program”), of which $350.0 million remains available for future share repurchases as of September 30, 2026. Purchases under the 2024 Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the 2024 Share Repurchase Program will be determined based on market conditions, share price and other factors. The 2024 Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any additional shares will be purchased under the 2024 Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which has increased the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had approximately 190.9 million shares of common stock authorized but unissued and 59.1 million shares of common stock outstanding as of October 29, 2026. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and stock options exercisable for common stock (and other equity awards) for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our existing equity incentive plans or any additional equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors. In connection with our acquisition of Naturium, we issued 577,659 shares of the Company’s common stock, with a fair market value of $57.8 million as of the date of the acquisition. In connection with our acquisition of rhode, we issued 2,582,371 shares of the Company’s common stock, with a fair market value of $300.3 million as of the date of the acquisition.

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
We did not repurchase any shares under the 2024 Share Repurchase Program during the three months ended September 30, 2026. A total of $350.0 million remains available for future share repurchases under the 2024 Share Repurchase Program as of September 30, 2026.
Item 3. Defaults upon senior securities.
None.
Item 4. Mine safety disclosures.
None.
Item 5. Other information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

e.l.f. Beauty, Inc.

November 5, 2026	By:	/s/ Tarang P. Amin
Date		Tarang P. Amin Chief Executive Officer (Principal Executive Officer)

November 5, 2026	By:	/s/ Mandy Fields
Date		Mandy Fields Chief Financial Officer (Principal Financial and Accounting Officer)